Form 10-Q
period 1996-04-30
SAMSONITE CORP/FL
filed 1996-06-13
CIK 914478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_______________________

Commission File Number:   0-23214
                         ---------------------

                              SAMSONITE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      36-3511556
- -------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

11200 East 45th Avenue, Denver, CO                        80239
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                                 (303)  373-2000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                    -----------------------------------------
                   (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            X    Yes            No
                           ---             ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            X    Yes            No
                           ---             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 16,004,450 shares of common stock, par value $0.01 per share, as of June 7, 1996.

                                    FORM 10-Q

                                    CONTENTS


                                                                     Page Number
                                                                     -----------
PART I -   FINANCIAL INFORMATION


      Unaudited Consolidated Balance Sheets as of April 30, 1996
      and January 31, 1996 . . . . . . . . . . . . . . . . . . . . . .    1

      Unaudited Consolidated Statements of Operations for the three months
      ended April 30, 1996 and 1995. . . . . . . . . . . . . . . . . .    3

      Unaudited Consolidated Statements of Cash Flows for the three months
      ended April 30, 1996 and 1995. . . . . . . . . . . . . . . . . .    4

      Unaudited Notes to Consolidated Financial Statements . . . . . .    6

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations. . . . . . . . . . . . . . . . . . . .   12

PART II -  OTHER INFORMATION


      Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . .   18

      Item 2:  Changes in Securities . . . . . . . . . . . . . . . . .   18

      Item 3:  Defaults upon Senior Securities . . . . . . . . . . . .   18

      Item 4:  Submission of Matters to a Vote of Security Holders . .   18

      Item 5:  Other Information . . . . . . . . . . . . . . . . . . .   18

      Item 6:  Exhibits and Reports on Form 8-K. . . . . . . . . . . .   18

      Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

      Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . .   20

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 30, 1996 AND JANUARY 31, 1996
                                 (IN THOUSANDS)


                                                             April 30,     January 31,
                                                                 1996           1996
                                                             ---------      ---------
ASSETS:
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .       $   4,482         15,179
  Trade receivables, net of allowances for
    doubtful accounts of $8,357 and $8,152 . . . . . .          85,002         73,513
  Notes and other receivables. . . . . . . . . . . . .          18,869         17,711
  Inventories (Note 2) . . . . . . . . . . . . . . . .         123,432        115,736
  Deferred income tax assets . . . . . . . . . . . . .          38,701         38,760
  Prepaid expenses and other current assets. . . . . .          16,697         15,990
  Assets held for sale . . . . . . . . . . . . . . . .           9,385          9,455
                                                             ---------      ---------
    Total current assets . . . . . . . . . . . . . . .         296,568        286,344

Property, plant and equipment - net (Note 3) . . . . .         139,571        140,912

Intangible assets, less accumulated amortization
  of $187,247 and $171,278 (Note 4). . . . . . . . . .         143,473        159,492

Other assets and long-term receivables,
  net of allowances for doubtful accounts
  of $10,099 and $10,104 . . . . . . . . . . . . . . .          33,283         34,695
                                                             ---------      ---------

                                                             $ 612,895        621,443
                                                             ---------      ---------
                                                             ---------      ---------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 30, 1996 AND JANUARY 31, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (CONTINUED)

                                                                  April 30,     January 31,
                                                                       1996           1996
                                                                 ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt (Note 5) . . . . . . . . . . . . . . . . .     $   21,225         23,487
  Current installments of long-term obligations
    (Note 5) . . . . . . . . . . . . . . . . . . . . . . . .         18,448         16,306
  Accounts payable . . . . . . . . . . . . . . . . . . . . .         39,606         33,520
  Other accrued liabilities. . . . . . . . . . . . . . . . .        110,891        113,512
                                                                 ----------     ----------

    Total current liabilities. . . . . . . . . . . . . . . .        190,170        186,825


Long-term obligations, less current installments
  (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . .        285,008        294,653
Deferred income tax liabilities. . . . . . . . . . . . . . .         32,782         33,038
Other noncurrent liabilities . . . . . . . . . . . . . . . .         88,514         79,672
Minority interests . . . . . . . . . . . . . . . . . . . . .          3,138          2,139
                                                                 ----------     ----------

    Total liabilities. . . . . . . . . . . . . . . . . . . .        599,612        596,327
                                                                 ----------     ----------

Stockholders' equity (Notes 7, 8 and 9):
  Preferred stock ($.01 par value; 2,000,000
    shares authorized; no shares issued) . . . . . . . . . .             --             --
  Common stock ($.01 par value; 60,000,000
    shares authorized; 15,889,450 shares
    issued and outstanding). . . . . . . . . . . . . . . . .            159            159
  Additional paid-in capital . . . . . . . . . . . . . . . .        261,842        261,842
  Accumulated deficit. . . . . . . . . . . . . . . . . . . .       (235,349)      (224,547)
  Foreign currency translation equity adjustment . . . . . .         (3,369)        (2,338)
  Note receivable. . . . . . . . . . . . . . . . . . . . . .        (10,000)       (10,000)
                                                                 ----------     ----------

    Total stockholders' equity . . . . . . . . . . . . . . .         13,283         25,116
                                                                 ----------     ----------

Commitments and contingencies (Note 1C)
                                                                 $  612,895     $  621,443
                                                                 ----------     ----------
                                                                 ----------     ----------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended April 30,
                                                                 ----------------------------
                                                                       1996           1995
                                                                  ---------      ---------

Net sales (Note 1F). . . . . . . . . . . . . . . . . . . . .      $ 169,867        157,753
Cost of goods sold . . . . . . . . . . . . . . . . . . . . .        101,202         93,788
                                                                  ---------      ---------
  Gross profit . . . . . . . . . . . . . . . . . . . . . . .         68,665         63,965

Selling, general and administrative expenses . . . . . . . .         53,405         50,461
Amortization of intangible assets. . . . . . . . . . . . . .         15,998         15,762
                                                                  ---------      ---------
  Operating income (loss). . . . . . . . . . . . . . . . . .           (738)        (2,258)

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . . . . .            542            572
  Interest expense and amortization of
    issue costs of debt and premium. . . . . . . . . . . . .         (9,110)        (9,623)
  Other - net (Note 6) . . . . . . . . . . . . . . . . . . .          1,792         (2,017)
                                                                  ---------      ---------
  Loss before income taxes and minority
    interest . . . . . . . . . . . . . . . . . . . . . . . .         (7,514)       (13,326)

Income tax benefit (expense) . . . . . . . . . . . . . . . .         (2,997)           106
Minority interest in earnings of subsidiaries. . . . . . . .           (291)          (137)
                                                                  ---------      ---------

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .        (10,802)       (13,357)
                                                                  ---------      ---------
                                                                  ---------      ---------

  Net loss per share . . . . . . . . . . . . . . . . . . . .      $    (.68)          (.86)
                                                                  ---------      ---------
                                                                  ---------      ---------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                 Three Months Ended April 30,
                                                                 ----------------------------
                                                                       1996           1995
                                                                  ---------      ---------

Cash flows from (used by) operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      $ (10,802)       (13,357)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
    Loss (gain) on disposition of fixed assets . . . . . . .            (14)           (12)
    Depreciation and amortization of property,
      plant and equipment. . . . . . . . . . . . . . . . . .          5,170          5,133
    Amortization of intangible assets. . . . . . . . . . . .         15,998         15,762
    Amortization of debt issue costs and premium . . . . . .            483           (138)
    Provision for doubtful accounts. . . . . . . . . . . . .            676            206

    Changes in operating assets and liabilities:
      Trade and other receivables. . . . . . . . . . . . . .        (13,293)        (7,801)
      Inventories. . . . . . . . . . . . . . . . . . . . . .         (7,696)       (14,915)
      Prepaid expenses and other current assets. . . . . . .           (637)           420
      Accounts payable . . . . . . . . . . . . . . . . . . .          6,086         (1,187)
      Accrued expenses . . . . . . . . . . . . . . . . . . .         (2,621)         6,938
      Other - net. . . . . . . . . . . . . . . . . . . . . .          2,701           (231)
                                                                  ---------      ---------
  Net cash provided (used) by operating
    activities before reorganization items . . . . . . . . .         (3,949)        (9,182)
  Operating cash flows from (used for)
    reorganization items:
    Professional fees paid for services. . . . . . . . . . .             --            (10)
    Other reorganization items . . . . . . . . . . . . . . .             --           (595)
                                                                  ---------      ---------
    Net cash provided (used) by operating
      activities . . . . . . . . . . . . . . . . . . . . . .      $  (3,949)        (9,787)
                                                                  ---------      ---------
                                                                  ---------      ---------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                 (IN THOUSANDS)

                                   (CONTINUED)

                                                                  Three Months Ended April 30,
                                                                  ----------------------------
                                                                       1996           1995
                                                                    -------        -------

Cash flows from (used by) investing activities:
  Purchases of property, plant and equipment . . . . . . . .        $(6,259)        (6,171)
  Net cash from (used by) discontinued operations. . . . . .          7,176         (5,971)
  Proceeds received from sales of property,
    plant and equipment. . . . . . . . . . . . . . . . . . .            144             35
                                                                    -------        -------

    Net cash provided (used) by investing activities . . . .          1,061        (12,107)
                                                                    -------        -------
Cash flows from financing activities:
  Net proceeds from (repayment of) short-term debt . . . . .         (2,262)         6,054
  Payments on long-term debt . . . . . . . . . . . . . . . .         (5,716)       (20,120)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,016             --
                                                                    -------        -------

    Net cash used in financing activities. . . . . . . . . .         (6,962)       (14,066)
                                                                    -------        -------
Effect of exchange rate changes on cash
  and cash equivalents . . . . . . . . . . . . . . . . . . .           (847)           986
                                                                    -------        -------
    Net increase (decrease) in cash and
      cash equivalents . . . . . . . . . . . . . . . . . . .        (10,697)       (34,974)
Cash and cash equivalents, beginning of period . . . . . . .         15,179         49,814
                                                                    -------        -------

Cash and cash equivalents, end of period . . . . . . . . . .        $ 4,482         14,840
                                                                    -------        -------
                                                                    -------        -------
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest . . . . . . . . .        $ 2,136          4,468
                                                                    -------        -------
                                                                    -------        -------
  Cash paid during the period for income taxes . . . . . . .        $ 3,732          3,880
                                                                    -------        -------
                                                                    -------        -------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. GENERAL

A. BUSINESS

   Samsonite Corporation and Subsidiaries (the "Company") was formerly known as Astrum International Corp. ("Astrum"). On July 14, 1995, Astrum merged with its wholly-owned subsidiary, Samsonite Corporation, and changed its name to Samsonite Corporation. The Company is engaged in the manufacture and sale of luggage and related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company's retail sales consist primarily of American Tourister products sold through Company owned stores.

B. BASIS OF PRESENTATION

   On May 25, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Amended Plan of Reorganization (the "Plan"), for Astrum. Pursuant to the terms of the Plan, which became effective on June 8, 1993, Astrum completed a comprehensive financial reorganization which reduced debt and annual interest expense (the "Restructuring").

   The Restructuring has been accounted for pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and that a new reporting entity be created. On June 30, 1993, for accounting purposes, the Plan was consummated and SOP 90-7 was adopted. The consolidated financial statements include the ongoing impact of fresh-start reporting.

C. INTERIM FINANCIAL STATEMENTS

   The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position and results of operations as of and for the three months ended April 30, 1996 and 1995. These consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

   See Note 14 to the aforementioned consolidated financial statements included in the 1996 Form 10-K for a description of litigation, commitments and contingencies.

D. USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E. PER SHARE DATA

   Loss per share is calculated based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during the three months ended April 30, 1996 and 1995 was 15,889,450 and 15,549,981, respectively.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


F. ROYALTY REVENUES

   The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $8,329,000 and $4,695,000 for the three months ended April 30, 1996 and 1995, respectively. Included in royalties for the three months ended April 30, 1996 is $3.9 million from the sale of apparel tradename licenses in certain Pacific Rim countries.


2.   INVENTORIES

     Inventories consisted of the following :
                                                    April 30,    January 31,
                                                        1996           1996
                                                    --------     ----------
                                                          (In thousands)
        Raw Materials. . . . . . . . . . . .        $ 35,089         35,827
        Work in Process. . . . . . . . . . .          11,020         10,959
        Finished Goods . . . . . . . . . . .          77,323         68,950
                                                    --------        -------

                                                    $123,432        115,736
                                                    --------        -------
                                                    --------        -------

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                    April 30,    January 31,
                                                        1996           1996
                                                    --------     ----------
                                                          (In thousands)
        Land . . . . . . . . . . . . . . . .       $  14,181         14,172
        Buildings. . . . . . . . . . . . . .          61,707         62,281
        Machinery, equipment and other . . .         108,838        106,511
                                                    --------        -------
                                                     184,726        182,964
        Less accumulated amortization and. .         (45,155)       (42,052)
                                                    --------        -------
                                                    $139,571        140,912
                                                    --------        -------
                                                    --------        -------


     Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following (in thousands):


                                                              Three months ended
                                                                April 30, 1996
                                                              ------------------
     "Fresh Start" Depreciation in Cost of Goods Sold. . . .        $   737
     "Fresh Start" Depreciation in Selling, General and
       Administrative Expenses . . . . . . . . . . . . . . .            163
                                                                       ----
          Total "Fresh Start" Depreciation . . . . . . . . .         $  900
                                                                       ----
                                                                       ----

     Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
      UNAUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, consisted of the following:

                                                                   April 30,    January 31,
                                                                       1996           1996
                                                                   --------     ----------
                                                                        (In thousands)
          Reorganization value in excess of identifiable
            assets . . . . . . . . . . . . . . . . . . . . .        $  9,179        22,947
          Trademarks . . . . . . . . . . . . . . . . . . . .         118,622       119,549
          Licenses, Patents and Other. . . . . . . . . . . .          15,672        16,996
                                                                    --------      --------
                                                                    $143,473       159,492
                                                                    --------      --------
                                                                    --------      --------


     Amortization of intangible assets consisted of the following
     (in thousands):

                                                         Three Months Ended
                                                             April 30, 1996
                                                         ------------------
          Amortization of Reorganization Value in
            Excess of Identifiable Assets. . . . . . . . . .       $ 13,768
          Amortization of Licenses, Patents and Other. . . .          1,302
          Amortization of Trademarks . . . . . . . . . . . .            928
                                                                   --------
                                                                   $ 15,998
                                                                   --------
                                                                   --------

     "Fresh Start" amortization represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. The reorganization value in excess of identifiable assets is amortized over a three year period; licenses, patents and other are amortized over a period ranging from one to twenty-three years, and trademarks are amortized over a period ranging from five to forty years.


5.   DEBT

     Debt consisted of the following:

                                                                   April 30,    January 31,
                                                                       1996           1996
                                                                   --------     ----------
                                                                        (In thousands)
          Series B Senior Subordinated Notes (a) . . . . . .       $190,000        190,000
          Senior Credit Facility (b) . . . . . . . . . . . .         60,000         58,000
          Short-term obligations expected to be
            refinanced . . . . . . . . . . . . . . . . . . .         11,419         11,394
          Capital lease obligations. . . . . . . . . . . . .          4,932          4,665
          Other (c). . . . . . . . . . . . . . . . . . . . .         58,330         70,387
                                                                    --------      --------
            Total debt . . . . . . . . . . . . . . . . . . .        324,681        334,446
          Less short-term debt and current installments
            of long-term obligations . . . . . . . . . . . .        (39,673)       (39,793)
                                                                    --------      --------
                                                                    $285,008       294,653
                                                                    --------      --------
                                                                    --------      --------

                     SAMSONITE CORPORATION AND SUBSIDIARIES
      UNAUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (a) The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005.

     (b) The Senior Credit Facility provides for a $50 million term loan and a $175 million revolving credit facility. The credit facility matures July 14, 2000.

          The following amounts were outstanding at April 30, 1996 under the Senior Credit Facility:

          Term Loan                               $50 million
          Revolving Credit Borrowings             $10 million
          Letters of Credit                       $60.8 million

          Available borrowings were $104.2 million at April 30, 1996.

          The Senior Credit Facility is secured by substantially all the Company's U.S. assets, the capital stock of its principal domestic subsidiaries, and 66% of the stock of its principal foreign subsidiaries. The agreement contains financial covenants which require the Company to maintain certain financial ratios and minimum amounts of earnings, exclusive of interest, taxes, and non-cash charges. The agreement also contains covenants limiting the amount of capital expenditures, investments in certain subsidiaries, and dividends, among other restrictions. Under the agreement, the Company has no amount available for the payment of dividends at April 30, 1996. The Company is in compliance with the terms of such covenants at April 30, 1996.

     (c) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $52.7 million and a $5.6 secured financing arrangement with a foreign bank. Included in letters of credit outstanding is a $50.3 million standby letter of credit issued to secure the debt of foreign subsidiaries.


6.   OTHER INCOME (EXPENSE) - NET

     Other income (expense) - net consisted of the following:

                                                                  Three Months Ended April 30,
                                                                  ---------------------------
                                                                       1996           1995
                                                                  ---------------------------
                                                                        (In thousands)
     Foreign currency transaction income (losses). . . . . .         $1,455         (2,283)
     Rental income . . . . . . . . . . . . . . . . . . . . .            394            384
     Other . . . . . . . . . . . . . . . . . . . . . . . . .            (57)          (118)
                                                                     ------         ------
                                                                     $1,792         (2,017)
                                                                     ------         ------
                                                                     ------         ------


     Foreign currency transaction income for the three months ended April 30, 1996 includes $1,132,000 of unrealized exchange gains related to open forward exchange contracts entered into to reduce foreign currency exposure on certain foreign operations.

7.   NOTE RECEIVABLE

     The note receivable deducted from stockholders' equity at April 30, 1996 arises from the sale of 425,532 shares of the Company's common stock to the Company's former Chairman and Chief Executive Officer in April 1995 for $23.50 per share. The note bears interest at 8 1/8% per annum. The note is due April 13, 2000.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
      UNAUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   1995 STOCK OPTION AND INCENTIVE AWARD PLAN

     During the three months ended April 30, 1996, options for 541,152 shares were granted under the 1995 Stock Option and Incentive Award Plan at option prices ranging from $10.875 to $13.875 per share, which prices were at or above market value at the date of the grant. The options have a six-year term and vest over a four-year period from the date of the grant.

9.   SUBSEQUENT EVENTS

     Effective May 15, 1996, the employment of Mr. Green as Chairman of the Board, Chief Executive Officer and President ceased, and he was succeeded as Chief Executive Officer and President by Richard R. Nicolosi. Mr. Green resigned as a Director of the Company effective May 21, 1996. The Company will charge to expense in the second quarter of fiscal 1997 approximately $2.6 million related to the cessation of Mr. Green's employment and retention of Mr. Nicolosi.

     The Company has granted Mr. Nicolosi options to purchase 425,532 shares of Common Stock at an exercise price of $18.25 per share (subject to customary antidilution adjustments). Options to purchase 186,170 shares of Common Stock (the "Series A Options") are time-vesting options and options to purchase 239,362 shares of Common Stock (the "Series B Options") are subject to certain performance requirements with respect to vesting. The options have a five year term. Fifty percent (50%) of the Series A Options will vest on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998, so long as Mr. Nicolosi remains continually employed by the Company through such date. All of the Series B Options shall vest on April 15, 2001, so long as he remains continually employed by the Company through April 15, 2001, subject to accelerated, performance-based vesting as follows. The Series B Options will vest on May 15, 1998 if Mr. Nicolosi remains continually employed by the Company through such date and the average fair market value of the Common Stock equals or exceeds $30.00 per share in any period of 30 consecutive days prior to May 15, 1998. Notwithstanding the foregoing, if a change of control event occurs prior to May 15, 1998, (i) all of the Series A Options will automatically vest and
     (ii) all of the Series B Options will vest if Mr. Nicolosi remains continually employed by the Company through the date of such event and either the average fair market value of the Common Stock in any period of 30 consecutive days prior to such event or the fair market value of the Common Stock as of the date of such event, equals or exceeds $30.00 per share.

     Also in connection with the performance by Mr. Nicolosi of services pursuant to his employment, the Company issued to Mr. Nicolosi 60,000 shares of restricted Common Stock (the "Restricted Shares"). Fifty percent (50%) of the Restricted Shares will vest on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998; PROVIDED that if a change of control event occurs and Mr. Nicolosi remains continually employed by the Company through the date of such event, then all Restricted Shares that have not vested will become vested as of the date of such event. The Company will recognize compensation expense for the fair market value of the shares at the date of grant over the two-year vesting period.

     On June 6, 1996, the Company sold and issued to Mr. Nicolosi 55,000 shares of Common Stock at a purchase price of $18.25 per share, or an aggregate purchase price of $1,003,750.

     Effective as of May 15, 1996, the Company entered into agreements with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock, payable if the executive remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The Company will recognize compensation expense equal to the fair market value of the shares at May 15, 1996 ($18.25 per share) over the three year vesting period.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
      UNAUDITED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of fiscal 1997. Such adoption had no effect on the consolidated financial statements.

     In October 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), which provides an alternative to APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has elected not to adopt the recognition and measurement provisions of the Statement; however, the required disclosures will be provided for its fiscal year ended January 31, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

EFFECTS OF  REORGANIZATION AND RESTRUCTURING ON RESULTS OF OPERATIONS

Included in the Company's statements of operations are amortization and depreciation expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7. As a result of the bankruptcy reorganization of the Company's predecessor in 1993, the Company was required to adjust its assets and liabilities to their fair ("fresh start") values and create a new entity for financial reporting purposes. The most significant fresh start adjustment relates to recording Reorganization Value in Excess of Identifiable Assets, which is being amortized over a three year period ending in June of 1996. In addition, the Company recorded fresh start adjustments to reflect trade names, licenses, patents and other intangibles at their fair values, which are being amortized over periods ranging from one to forty years. Property and equipment adjusted to fair values in connection with the adoption of SOP 90-7 is being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

The effects of the amortization and depreciation of the fresh start adjustments ("Fresh Start Amortization and Depreciation") on the operating loss is summarized as follows:

                                                                 THREE MONTHS ENDED APRIL 30,
                                                                 ----------------------------
                                                                      1996           1995
                                                                      ----           ----
                                                                        (In thousands)
Operating loss . . . . . . . . . . . . . . . . . . . . . . .       $   (738)        (2,258)
Fresh Start Amortization and Depreciation. . . . . . . . . .         16,662         16,609
                                                                   --------       --------
Operating income before Fresh Start
  Amortization and Depreciation. . . . . . . . . . . . . . .       $ 15,924         14,351
                                                                   --------       --------
                                                                   --------       --------

Fresh Start Amortization and Depreciation consisted of the following:

                                                                 THREE MONTHS ENDED APRIL 30,
                                                                 ----------------------------
                                                                      1996           1995
                                                                      ----           ----
                                                                        (In thousands)
Fresh Start Amortization:
  Amortization of Reorganization Value in
    Excess of Identifiable Assets. . . . . . . . . . . . . .       $ 13,768         13,768
  Amortization of Licenses, Patents, and Other . . . . . . .          1,224          1,316
  Amortization of Trademarks . . . . . . . . . . . . . . . .            770            640
                                                                   --------       --------
    Total Fresh Start Amortization . . . . . . . . . . . . .         15,762         15,724
                                                                   --------       --------
Fresh Start Depreciation:
  Fresh Start Depreciation in Cost of Goods Sold . . . . . .            737            724
  Fresh Start Depreciation in Selling, General
    and Administrative Expenses. . . . . . . . . . . . . . .            163            161
                                                                   --------       --------
    Total Fresh Start Depreciation . . . . . . . . . . . . .            900            885
                                                                   --------       --------

Fresh Start Amortization and Depreciation. . . . . . . . . .       $ 16,662         16,609
                                                                   --------       --------
                                                                   --------       --------

The impact of the Fresh Start amortization and depreciation on Net Loss and Net Loss Per Share are summarized as follows:

                                                              THREE MONTHS ENDED APRIL 30,
                                                              ---------------------------
                                                                      1996           1995
                                                                      ----           ----
                                                                       (In thousands)
Fresh Start Amortization and Depreciation. . . . . . . . . .       $ 16,662         16,609
Tax Benefit. . . . . . . . . . . . . . . . . . . . . . . . .         (1,187)        (1,165)
                                                                   --------       --------
After-Tax Impact on Net Loss . . . . . . . . . . . . . . . .         15,475         15,444
                                                                   --------       --------
                                                                   --------       --------
Impact on Net Loss Per Share . . . . . . . . . . . . . . . .       $    .97            .99
                                                                   --------       --------
                                                                   --------       --------

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 ("FIRST QUARTER OF FISCAL 1997" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED APRIL 30, 1995 ("FIRST QUARTER OF FISCAL 1996" OR "LAST YEAR")

GENERAL. The Company analyzes its sales and operations by the following categories: (1) "European operations" which consist of its western European manufacturing and distribution operations whose functional currency is the Belgian franc, (2) "U.S. operations" which includes sales within the U.S. from the Samsonite and American Tourister manufacturing and distribution operations and (3) "International operations" which include exports from the U.S., manufacturing and distribution operations in countries with operations which are smaller in size compared to the U.S. and Europe (primarily Canada and Mexico), and global licensing operations.

Results of European operations were translated from Belgian francs to U.S. dollars for the three months ended March 31, 1996 and 1995 at average rates of approximately 30.24 and 30.35 francs to the U.S. dollar, respectively. Thus, the effect of exchange rate changes from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 did not result in significant changes in reported sales, cost of sales, and other expenses resulting from the effect of changes in the exchange rate from one year to the next.

NET SALES. Total net sales increased to $169.9 million for the first quarter of fiscal 1997 from $157.8 million for the first quarter of fiscal 1996, an increase of $12.1 million or 7.7%.

Sales from the European operations increased from $64.3 million last year to $67.3 million in the current year, an increase of $3.0 million or 4.7%. The increase in sales is attributable to what the Company believes is increased market share despite a generally weak level of consumer demand throughout Europe.

U.S. operations sales increased from $73.8 million last year to $79.3 million in the current year, an increase of $5.5 million or 7.5%. The increase is due to continued market acceptance of new product lines introduced in the last six months of fiscal 1996 and a $2.7 million increase in American Tourister retail sales. Additionally, sales for the first quarter of last year were depressed because of delays in product introductions and competition from low priced foreign products.

Sales from the International operations increased from $19.7 million last year to $23.2 million in the current year, an increase of $3.5 million or 17.8%. Of the change in revenues from last year, $3.9 million is due to revenue from the sale of McGregor apparel tradenames in certain Pacific Rim countries in the first quarter of fiscal 1997.

GROSS PROFIT. Overall gross profit for the first quarter of 1997 increased from last year by $4.7 million. Gross margin decreased by 0.1 percentage point from the same period last year.

Gross margins from European operations increased from last year due to price increases in selected product lines, declining materials costs, and negative productivity variances last year.

Margins from U.S. operations decreased from last year primarily due to lower margins on certain fast selling new product lines, an increase in sales of obsolete goods at low margins, negative productivity variances caused by the startup of production of new hardside products in Denver, and a $0.7 million customer credit given on certain American Tourister export sales which were defective.

Gross margin percentages from International operations, excluding the effect of the aforementioned sale of licenses, decreased from the first quarter of 1996 for the same reasons given for the decline in U.S. margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). Consolidated SG&A increased by $2.9 million from the first quarter of fiscal 1996 to the first quarter of fiscal 1997. As a percent of sales, SG&A was 31.44% in the current year and 31.99% last year.

European operations SG&A increased due to increases in advertising expenses; increases in salaries and employee benefits due to staff additions and increases in group insurance premiums and the impact of credits in the prior year of a reversal of termination benefits accruals; an increase in the provision for doubtful accounts due to financial difficulties of certain customers and a reversal of certain bad debt accruals made in the first quarter of last year; and changes in several other expense categories.

U.S. advertising expenses decreased from last year. Other selling and administrative expenses increased from last year, primarily due to increases in American Tourister expenses from additional retail store openings and sales volume growth.

SG&A for the International operations increased primarily due to the expenses incurred in new foreign operations in Singapore and India.

AMORTIZATION OF INTANGIBLES. The Company has recorded significant intangible assets as a result of the reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

The reorganization value in excess of identifiable assets recorded upon the reorganization has a remaining recorded amount of $9.2 million at April 30, 1996, which will be fully amortized by June 30, 1996.

OPERATING LOSS. The operating loss decreased by $1.5 million from last year primarily as a result of the increases in revenues and resulting increase in gross profit of $4.7 million which was offset by increases in SG&A and amortization of intangible assets of $3.2 million.

INTEREST INCOME. Interest income results from temporary investments of cash on hand and is consistent with last year.

INTEREST EXPENSE AND AMORTIZATION OF PREMIUM AND DEBT ISSUE COSTS. Interest expense decreased from $9.6 million last year to $9.1 million this year due to lower levels of outstanding indebtedness in the first quarter of fiscal 1997.

OTHER-NET. See Note 6 to the consolidated financial statements for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposure to changes in exchange rates. Other income for the three months ended April 30, 1996 includes income from foreign currency transactions of $1.5 million, $1.1 million of which is unrealized at April 30, 1996. The realization of such income is subject to changes in exchange rates until the settlement dates of the forward exchange contracts. In the first quarter of fiscal 1996, such foreign exchange transactions resulted in a loss of $2.3 million.

INCOME TAX EXPENSE. Income taxes increased from a benefit of $0.1 million last year to an expense of $3.0 million in the current year. The increase in tax expense is due to the decrease in the pre-tax loss of $5.8 million and the amounts of pre-tax earnings from European operations in the current year versus last year. Although the Company incurred losses in both the current and prior fiscal years, the relationship between income tax expense or benefit differs from that expected by applying the U.S. statutory tax rate to pre-tax losses because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state income taxes.

NET LOSS. The net loss decreased from $13.4 million last year to $10.8 million this year, a decrease of $2.6 million. The decrease in the net loss is caused by the total of the decreases in operating losses, interest expense, and other expenses, which were partly offset by the increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

One measure of liquidity is commonly referred to as Operating Cash Flow. Operating Cash Flow is defined as operating income adjusted for noncash operating expenses, including amortization and depreciation. The Company believes that Operating Cash Flow provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Operating Cash Flow does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance. Operating Cash Flow for the first quarters of fiscal 1997 and 1996 was computed as follows:

                                                               THREE MONTHS ENDED APRIL 30,
                                                               ---------------------------
                                                                       1996           1995
                                                                       ----           ----
                                                                         (In thousands)
Operating loss . . . . . . . . . . . . . . . . . . . . . . .        $  (738)        (2,258)
Fresh Start Amortization and Depreciation. . . . . . . . . .         16,662         16,609
                                                                    -------        -------
Operating income before Fresh Start Amortization
  and Depreciation . . . . . . . . . . . . . . . . . . . . .         15,924         14,351
Other Amortization and Depreciation. . . . . . . . . . . . .          4,506          4,286
                                                                    -------        -------

Operating Cash Flow. . . . . . . . . . . . . . . . . . . . .        $20,430         18,637
                                                                    -------        -------
                                                                    -------        -------

Operating cash flow increased by $1.8 million from last year, primarily as a result of the decrease in operating losses discussed elsewhere herein. The Company believes that the current level of Operating Cash Flow is adequate to support its existing credit facilities and service the Company's Series B Senior Subordinated Notes and other long-term obligations.

Another measure of liquidity is net cash provided by operating activities, as reflected in the Consolidated Statements of Cash Flows included elsewhere herein. Net cash used by operating activities of $3.9 million in the first quarter 1997 and $9.8 million in the first quarter of 1996, reflects net cash used by operations of the Company after taking into consideration the substantial costs of doing business not reflected in Operating Cash Flow.

Cash flows used in operations decreased from $9.8 million in the first quarter of fiscal 1996 to $3.9 million in the first quarter of fiscal 1997, a decrease of $5.9 million. Of this amount, $2.7 million resulted from a reduction of cash flow applied to increase working capital and other operating assets, while cash flows provided by operations, adjusted for nonoperating and noncash charges, increased by $3.1 million from last year.

Cash flow provided by (used in) investing activities increased by $13.2 million, from $(12.1) million last year to $1.1 million in the current year, primarily because of an increase in cash provided by discontinued operations of $13.1 million. Cash flow provided from discontinued operations in the current year resulted from the collection of accounts receivable related to the discontinued apparel business. Capital expenditures were $6.3 million and $6.2 million in the first quarter of fiscal 1997 and the first quarter of fiscal 1996, respectively. Capital expenditures are made to improve facilities and equipment in order to manufacture new product lines, increase manufacturing efficiencies, and enhance the Company's competitiveness and profitability on a worldwide basis.

Cash flows used in financing activities decreased from $14.1 million in the first quarter of fiscal 1996 to $7.0 million in the first quarter of fiscal 1997, a decrease of $7.1 million. Net short and long-term borrowings were reduced by $8.0 million in the current year compared to a reduction last year of $14.1 million.

At April 30, 1996, the Company had working capital of $106.4 million compared to $99.5 million at January 31, 1996, an increase of $6.9 million. Current assets increased by $10.2 million due to an increase of $19.2 million in accounts receivable and inventory and a net decrease in cash and other current assets of $9.0 million. The increase in accounts receivable and inventories is cyclical due to spring and summer sales.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund its first quarter 1997 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. At April 30, 1996, the Company had $104.2 million available under its Senior Credit Facility. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. When appropriate, the Company will enter into foreign exchange contracts in order to hedge its exposure on certain foreign operations primarily through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

                              SAMSONITE CORPORATION


PART II - OTHER INFORMATION

Item I - LEGAL PROCEEDINGS

Reference is made to Note 14 to the Consolidated Financial Statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996 which describes litigation, commitments, and contingencies.

The Company and certain of its subsidiaries are subject to or are defendants in various other claims and actions arising in the ordinary course of business. While it is not possible to predict the outcome of such other claims or actions, it is management's opinion that, after discussion with counsel, the ultimate disposition of these other claims and actions will not have a material adverse effect on the Company's consolidated financial position.

Item 2 - CHANGES IN SECURITIES

None.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5 - OTHER INFORMATION

None.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  See Exhibit Index.

(b)  Form 8-K dated February 5, 1996.
     Item 5.  Other Events - Restructuring of American Tourister division.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SAMSONITE CORPORATION
                                   (REGISTRANT)





                                   BY /s/ Thomas R. Sandler
                                      ------------------------------------------
                                      Name:  Thomas R. Sandler
                                      Title: Chief Financial Officer, Secretary
                                             and Treasurer

Date: June 13, 1996
      ------------------------

                                INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
- -------   -----------

3.1       Amended and Restated Certificate of Incorporation of the Company.(1)

3.2       Certificate of Ownership and Merger dated July 14, 1995.(2)

3.3       By-Laws of the Company.(1)

4.1 Indenture, dated as of July 14, 1995, between the Company and United States Trust Company of New York.(2)

4.2 Registration Rights Agreement dated July 14, 1995, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, and Bear, Sterns & Co., Inc.(2)

4.3       Specimen of Notes described in the Indenture.(2)

10.1 Second Amendment, dated as of April 30, 1996, to Credit Agreement, dated July 14, 1995, among the Company and the Banks named therein (excluding schedules and exhibits thereto).

10.2 Employment Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi.

10.3 Registration Rights Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi.

10.4 Stock Sale Agreement, dated as of May 16, 1996, between the Company and Richard R. Nicolosi.

10.5 Form of agreement made as of May 15, 1996, between the Company and each of Tom Leonard, Luc Van Nevel, and Tom Sandler, each agreement with respect to 38,889 shares of the Common Stock of the Company, par value $.01 per share.

10.6 Form of Option Agreement for awards under the Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as amended in 1996).(3)

10.7 Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas J. Leonard.(4)

10.8 Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas R. Sandler.(4)

10.9 Stock Option Agreement, dated as of February 20, 1996, between the Company and Frank D. Steed.(4)

10.10 Stock Option Agreement, dated as of February 20, 1996, between the Company and Luc Van Nevel.(4)

                                INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
- -------   -----------

10.11 Stock Option Agreement, dated as of February 20, 1996, between the Company and Karlheinz Tretter.(4)

10.12 Stock Option Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi.(3)

21        Subsidiaries of the Company.


- ---------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
(2) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
(3) Incorporated by reference from the Company's Registration Statement on Form S-8 filed June 7, 1996 (File No. 0-23214).
(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).