Form 10-Q/A
period 1996-04-30
SAMSONITE CORP/FL
filed 1996-07-24
CIK 914478

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                          OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   0-23214
                          ----------

                                  SAMSONITE CORPORATION
                                  ---------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                                 36-3511556
- -------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

11200 East 45th Avenue, Denver, CO                                  80239
- ----------------------------------                                ----------
(Address of principal executive offices)                          (Zip Code)

                                    (303)  373-2000
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)



                     -------------------------------------------
                     (Former name, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           X    Yes            No
                         -----          -----

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           X    Yes            No
                         -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 16,004,450 shares of common stock, par value $0.01 per share, as of June 7, 1996.

                                     FORM 10-Q/A

                                       CONTENTS

                                                           Page Number
                                                           -----------
PART II -     OTHER INFORMATION


    Item 6:   Exhibits and Reports on Form 8-K ...............  1

    Signature ................................................  2

                                SAMSONITE CORPORATION


PART II - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) This amendment includes Exhibit 27 - Financial Data Schedule.

                                      SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SAMSONITE CORPORATION
                                       (REGISTRANT)



                                       BY   /S/ THOMAS R. SANDLER
                                           --------------------------------
                                           Name:  Thomas R. Sandler
                                           Title: Chief Financial Officer,
                                                  Secretary and Treasurer

Date:  July 24, 1996
       -------------