Form 10-Q
period 1996-07-31
SAMSONITE CORP/FL
filed 1996-09-10
CIK 914478

- --------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to __________

Commission File Number: 023214
                       ------------------

                             SAMSONITE CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                       36-3511556
- -----------------                                -----------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)                     Identification No.)

11200 East 45th Avenue, Denver, CO                          80239
- -----------------------------------                       ----------
(Address of principal executive offices)                  (Zip Code)

                                (303)  373-2000
                  -----------------------------------------
             (Registrant's telephone number, including area code

                      ----------------------------------
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           X    Yes   _______ No
        -------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

           X    Yes   ______ No
        -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 16,004,450 shares of common stock, par value $0.01 per share, as of September 6, 1996.

- --------------------------------------------------------------------------------

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------

                                                                                     Page Number
                                                                                     -----------
PART I- FINANCIAL INFORMATION
        ---------------------

        Unaudited Consolidated Balance Sheets as of July 31, 1996
        and January 31, 1996.................................................             1

        Unaudited Consolidated Statements of Operations for the three months
        ended July 31, 1996 and 1995.........................................             3

        Unaudited Consolidated Statements of Operations for the six months
        ended July 31, 1996 and 1995.........................................             4

        Unaudited Consolidated Statement of Stockholders' Equity for the six
        months
        ended July 31, 1996..................................................             5

        Unaudited Consolidated Statements of Cash Flows for the six months
        ended July 31, 1996 and 1995.........................................             6

        Unaudited Notes to Consolidated Financial Statements.................             8

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................            14


PART II -   OTHER INFORMATION
            -----------------

        Item 1: Legal Proceedings ...........................................            22

        Item 2: Changes in Securities .......................................            22

        Item 3: Defaults upon Senior Securities .............................            22

        Item 4: Submission of Matters to a Vote of Security Holders .........            22

        Item 5: Other Information ...........................................            23

        Item 6: Exhibits and Reports on Form 8-K ............................            23

        Signature............................................................            24

        Index to Exhibits ...................................................            25

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                   as of July 31, 1996 and January 31, 1996
                                (in thousands)


                                                                                  July 31,       January 31,
                                                                                      1996              1996
                                                                                  --------        ----------
Assets:
- -------
Current assets:
   Cash and cash equivalents..............................................        $  9,367            15,179
   Trade receivables, net of allowance for doubtful accounts
      of $8,211 and $8,152................................................          88,358            73,513
   Notes and other receivables............................................          17,419            17,711
   Inventories (Note 2)...................................................         129,173           115,736
   Deferred income tax assets.............................................          36,689            38,760
   Prepaid expenses and other current assets..............................          16,354            15,990
   Assets held for sale...................................................           9,315             9,455
                                                                                   -------          --------

     Total current assets................................................          306,675           286,344


Property, plant and equipment - net (Note 3)..............................         136,854           140,912

Intangible assets, less accumulated amortization of $198,623 and
   $171,278 (Note 4)......................................................         132,093           159,492

Other assets and long-term receivables, net of allowance
   for doubtful accounts of $10,094 and $10,104...........................          33,373            34,695
                                                                                   -------          --------

                                                                                  $608,995           621,443
                                                                                  ========          ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF JULY 31, 1996 AND JANUARY 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (CONTINUED)

                                                                                 July 31,      January 31,
                                                                                    1996             1996
                                                                             ------------    ------------
Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
  Short-term debt (Note 5).............................................        $  21,133          23,487
  Current installments of long-term obligations (Note 5)...............           20,492          16,306
  Accounts payable.....................................................           41,325          33,520
  Other accrued liabilities............................................          101,908         113,512
                                                                                 -------         -------
     Total current liabilities.........................................          184,858         186,825


Long-term obligations, less current installments (Note 5)..............          295,255         294,653
Deferred income tax liabilities........................................           33,475          33,038
Other noncurrent liabilities...........................................           85,843          79,672
Minority interests.....................................................            3,289           2,139
                                                                                 -------         -------

     Total liabilities.................................................          602,720         596,327
                                                                                 -------         -------
Stockholders' equity (Notes 7, 8 and 9):
  Preferred stock ($.01 par value; 2,000,000 shares authorized;
     no shares issued).................................................               --              --
  Common stock ($.01 par value; 60,000,000 shares authorized;
     16,004,450 and 15,889,450 shares issued and outstanding)..........              160             159
  Additional paid-in capital...........................................          264,088         261,842
  Accumulated deficit..................................................         (241,532)       (224,547)
  Foreign currency translation equity adjustment.......................           (5,460)         (2,338)
  Unearned compensation - restricted stock.............................             (981)             --
  Note receivable......................................................          (10,000)        (10,000)
                                                                                 --------        --------

     Total stockholders' equity........................................            6,275          25,116
                                                                                 -------         -------
Commitments and contingencies (Note 1C)
                                                                                $608,995         621,443
                                                                                ========        ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Three Months Ended July 31,
                                                                                ---------------------------
                                                                                       1996            1995
                                                                          -----------------    ------------
Net sales (Note 1F)......................................................          $179,440         167,670
Cost of goods sold  (Note 3).............................................           110,748         103,503
                                                                                    -------         -------
   Gross profit..........................................................            68,692          64,167

Selling, general and administrative expenses  (Note 3)...................            57,986          52,073
Amortization of intangible assets  (Note 4)..............................            11,407          16,138
                                                                                    -------         -------
   Operating income (loss)...............................................              (701)         (4,044)
Other income (expense):
   Interest income.......................................................               257           3,098
   Interest expense and amortization of debt issue costs
       and premium.......................................................            (8,924)        (10,301)
   Other - net (Note 6)..................................................             4,740           5,332
                                                                                    -------         --------
   Loss before income taxes, minority interest and extraordinary item....            (4,628)         (5,915)

Income tax expense.......................................................            (1,403)         (3,474)
Minority interest in earnings of subsidiaries............................              (152)            (60)
                                                                                    -------         --------
   Loss before extraordinary item........................................            (6,183)         (9,449)
Extraordinary loss, net of income tax benefit of $5,589 (Note 5).........                --          (8,042)
                                                                                    -------         --------
   Net loss..............................................................           $(6,183)        (17,491)
                                                                                    ========        ========

Loss per share:
   Loss before extraordinary item........................................           $  (.39)           (.59)
   Extraordinary item....................................................                --            (.51)
                                                                                    --------        --------
   Net loss..............................................................           $  (.39)          (1.10)
                                                                                    ========        ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Six Months Ended July 31,
                                                                           -------------------------
                                                                                1996            1995
                                                                         -----------     -----------
Net sales (Note 1F)......................................................   $349,307         325,423
Cost of goods sold (Note 3)..............................................    211,950         197,291
                                                                             -------         -------
    Gross profit.........................................................    137,357         128,132

Selling, general and administrative expenses (Note 3)....................    111,391         102,534
Amortization of intangible assets (Note 4)...............................     27,405          31,900
                                                                             -------         -------
    Operating income (loss)..............................................     (1,439)        ( 6,302)


Other income (expense):
    Interest income......................................................        799           3,670
    Interest expense and amortization of debt issue costs and............    (18,034)        (19,924)
      premium............................................................
    Other - net (Note 6).................................................      6,532           3,315
    Loss before income taxes, minority interest and extraordinary item...    (12,142)        (19,241)

Income tax expense.......................................................     (4,400)         (3,368)
Minority interest in earnings of subsidiaries............................       (443)           (197)
                                                                             --------       ---------
    Loss before extraordinary item.......................................    (16,985)        (22,806)
Extraordinary loss, net of income tax benefit of $5,589 (Note 5).........          --         (8,042)
    Net loss.............................................................   $(16,985)        (30,848)
                                                                            ========        =========
Loss per share:
    Loss before extraordinary item.......................................     $(1.07)          (1.45)
    Extraordinary item...................................................          --           (.52)
                                                                               ------        --------
    Net loss.............................................................     $(1.07)          (1.97)
                                                                              =======        ========

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JULY 31, 1996
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                          FOREIGN
                                                                                          CURRENCY      UNEARNED
                                                               ADDITIONAL                TRANSLATION  COMPENSATION-
                                             PREFERRED  COMMON  PAID-IN     ACCUMULATED    EQUITY      RESTRICTED         NOTE
                                             STOCK      STOCK   CAPITAL       DEFICIT    ADJUSTMENT       STOCK         RECEIVABLE
                                             ---------  ------ ----------   -----------  -----------  -------------     ----------
Balance, January 31, 1996                       $   --     159     261,842     (224,547)       (2,338)             --      (10,000)

Issuance of 55,000 shares of common stock           --      --       1,004           --            --              --           --
 to an officer for cash (Note 9)

Issuance of 60,000 shares of restricted             --       1       1,094           --            --          (1,095)          --
 common stock to an officer
(Note 9)

Amortization of restricted stock award to           --      --          --           --            --             114           --
 compensation expense

Compensation expense accrual for stock              --      --         148           --            --              --           --
 bonus awards (Note 9)

Foreign currency translation adjustment             --      --          --           --        (3,122)             --           --

Net loss                                            --      --          --      (16,985)           --              --           --
                                                ------     ---     -------     ---------        ------           -----     --------

Balance, July 31, 1996                          $   --     160     264,088     (241,532)       (5,460)           (981)     (10,000)
                                                ======     ===     =======     =========       =======           =====     ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                (IN THOUSANDS)


                                                                            Six Months Ended July 31,
                                                                            -------------------------
                                                                                1996             1995
                                                                        ------------      -----------
Cash flows provided (used) by operating activities:
  Net loss....................................................             $(16,985)         (30,848)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Loss from extinguishment of debt..........................                   --            8,042
    Loss (gain) on disposition of fixed assets................                  (12)              (2)
    Depreciation and amortization of property,
      plant and equipment.....................................               10,651           10,464
    Amortization of intangible assets.........................               27,405           31,900
    Amortization of debt issue costs and premium..............                  967             (138)
    Provision for doubtful accounts...........................                  469              543
    Amortization of stock awards..............................                  262               --
    Changes in operating assets and liabilities:
      Trade and other receivables.............................              (14,916)         (11,346)
      Inventories.............................................              (13,437)         (19,436)
      Prepaid expenses and other current assets...............                 (224)           3,358
      Accounts payable........................................                7,805           (2,434)
      Accrued liabilities.....................................              (11,604)          (8,715)
      Other - net.............................................                3,214           (  633)
                                                                           --------          -------
 Net cash provided (used) by operating activities.............             $ (6,405)         (19,245)
                                                                           --------          -------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                (IN THOUSANDS)

                                  (CONTINUED)

                                                                               Six Months Ended July 31,
                                                                               -------------------------
                                                                                        1996       1995
                                                                                 -----------   ---------
Cash flows provided (used) by investing activities:
   Purchases of property, plant and equipment................................       $(11,890)   (11,578)
   Net cash from (used by) discontinued operations...........................          5,811     (8,899)
   Cash received from spinoff of discontinued operations.....................             --    112,000
   Other.....................................................................            663         --
                                                                                    --------   --------

      Net cash provided (used) by investing activities.......................        ( 5,416)    91,523
                                                                                    --------   --------
Cash flows provided (used) by financing activities:
   Net proceeds from (repayment of) short-term debt..........................         (1,978)    14,437
   Borrowings (repayments) on long-term debt.................................          8,157   (119,477)
   Proceeds from sale of common stock........................................          1,004         --
   Other.....................................................................          1,124     (1,584)
                                                                                    --------   --------
      Net cash provided (used) by financing activities.......................          8,307   (106,624)
                                                                                    --------   --------
Effect of exchange rate changes on cash and cash equivalents.................         (2,298)    (4,382)
                                                                                    --------   --------

      Net increase (decrease) in cash and cash equivalents...................         (5,812)   (38,728)
Cash and cash equivalents, beginning of period...............................         15,179     51,283
                                                                                    --------   --------
Cash and cash equivalents, end of period.....................................       $  9,367     12,555
                                                                                    ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest..................................       $ 15,880     33,058
                                                                                    ========   ========
   Cash paid during the period for income taxes..............................       $  5,101      7,569
                                                                                    ========   ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES
             UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

A.   BUSINESS
     --------

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

B.   BASIS OF PRESENTATION
     ---------------------

     On May 25, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Amended Plan of Reorganization (the "Plan") for Astrum. Pursuant to the terms of the Plan, which became effective on June 8, 1993, Astrum completed a comprehensive financial reorganization which reduced debt and annual interest expense (the "Restructuring").

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

C.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position and results of operations as of July 31, 1996 and for the three-month and six-month periods ended July 31, 1996 and 1995. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

     See Note 14 to the aforementioned consolidated financial statements included in the 1996 Form 10-K for a description of litigation, commitments and contingencies.

D.   USE OF ESTIMATES
     ----------------

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

E.   PER SHARE DATA
     --------------

     Loss per share is calculated based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during the six months ended July 31, 1996 and 1995 was 15,924,835 and 15,659,000, respectively. The weighted average number of shares outstanding during the three months ended July 31, 1996 and 1995 was 15,959,450 and 15,889,450, respectively.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


F.   ROYALTY REVENUES
     ----------------

     The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $11,993,000 and $9,084,000 for the six months ended July 31, 1996 and 1995, respectively, and $3,664,000 and $4,389,000 for the three months ended July 31, 1996 and 1995, respectively. Included in royalties for the six months ended July 31, 1996 is $3.9 million from the sale of apparel tradename licenses in certain Pacific Rim countries during the first quarter of fiscal 1997.

2.   INVENTORIES

     Inventories consisted of the following:

                                                                                                   July 31,        January 31,
                                                                                                       1996               1996
                                                                                                -----------        -----------
                                                                                                         (In thousands)
          Raw Materials.................................................                            $42,409             35,827
          Work in Process...............................................                              9,458             10,959
          Finished Goods................................................                             77,306             68,950
                                                                                                   --------          ---------
                                                                                                   $129,173            115,736
                                                                                                   ========          =========

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                                                   July 31,        January 31,
                                                                                                       1996              1996
                                                                                                -----------        -----------
                                                                                                        (In thousands)
          Land..........................................................                           $ 13,459             14,172
          Buildings.....................................................                             60,148             62,281
          Machinery, equipment and other................................                            112,288            106,511
                                                                                                    -------            -------
                                                                                                    185,895            182,964
          Less accumulated amortization and depreciation................                            (49,041)           (42,052)
                                                                                                    -------            -------
                                                                                                   $136,854            140,912
                                                                                                   ========            =======

     Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following (in thousands):

                                                                                       Three months ended     Six months ended
                                                                                                  July 31,            July 31,
                                                                                      -------------------- --------------------
                                                                                              1996   1995       1996      1995
                                                                                              ----   ----       ----      ----
     "Fresh Start" Depreciation in Cost of Goods Sold...................                     $ 724    637      1,461     1,255
     "Fresh Start" Depreciation in Selling,                                                    162    141        325       278
      General and Administrative Expenses...............................                     -----   ----      -----     -----
                                                                                             $ 886    778      1,786     1,533
          Total "Fresh Start" Depreciation..............................                     =====   ====      =====     =====

     Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.   INTANGIBLE ASSETS




     Intangible assets, net of accumulated amortization, consisted of the following:

                                                                                          July 31,            January 31,
                                                                                              1996                   1996
                                                                                  ----------------       ----------------
                                                                                                 (In thousands)
          Reorganization value in excess of identifiable assets .......                   $     --                 22,947
          Trademarks...................................................                    117,694                119,549
          Licenses, Patents and Other .................................                     14,399                 16,996
                                                                                           -------                -------
                                                                                          $132,093                159,492
                                                                                          ========                =======

Amortization of intangible assets consisted of the following (in thousands):

                                                                                Three months ended           Six months ended
                                                                                          July 31,                    July 31,
                                                                             ---------------------         -------------------
                                                                                  1996        1995            1996        1995
                                                                                  ----        ----            ----        ----
          Amortization of Reorganization Value in Excess of
            Identifiable Assets..................................              $ 9,179      13,951          22,947      27,536
          Amortization of Licenses, Patents and Other............                1,300       1,384           2,602       2,763
          Amortization of Trademarks.............................                  928         803           1,856       1,601
                                                                               -------      ------          ------      ------
                                                                               $11,407      16,138          27,405      31,900
                                                                               =======      ======          ======      ======

     The reorganization value in excess of identifiable assets was amortized over a three-year period expiring June 1996; licenses, patents and other are amortized over a period ranging from one to twenty-three years; and trademarks are amortized over a period ranging from five to forty years.

5.   DEBT

     Debt consisted of the following:

                                                                        July 31,        January 31,
                                                                            1996               1996
                                                                     -----------    ---------------
                                                                              (In thousands)
          Series B Senior Subordinated Notes (a)...............         $190,000            190,000
          Senior Credit Facility (b)...........................           75,000             58,000
          Short-term obligations expected to be refinanced
          Capital lease obligations............................           10,433             11,394
          Other (c)............................................            4,720              4,665
            Total debt.........................................           56,727             70,387
                                                                        --------            -------
          Less short-term debt and current installments of               336,880            334,446
            long-term obligations..............................          (41,625)           (39,793)
                                                                        --------           --------
                                                                        $295,255            294,653
                                                                        ========           ========

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (a) The Series B Senior Subordinated Notes bear interest at 11% and have a maturity date of July 15, 2005.

     (b) The Senior Credit Facility provides for a $50 million term loan and a $175 million revolving credit facility. The credit facility matures July 14, 2000.

          The following amounts were outstanding at July 31, 1996 under the Senior Credit Facility:

          Term Loan                          $50.0 million
          Revolving Credit Borrowings        $25.0 million
          Letters of Credit                  $57.6 million

          Available borrowings were $92.4 million at July 31, 1996.

          The Senior Credit Facility is secured by substantially all the Company's U.S. assets, the capital stock of its principal domestic subsidiaries, and 66% of the stock of its principal foreign subsidiaries. The agreement contains financial covenants which require the Company to maintain certain financial ratios and minimum amounts of earnings, exclusive of interest, taxes, and non-cash charges. The agreement also contains covenants limiting the amount of capital expenditures, investments in certain subsidiaries, and dividends, among other restrictions. Under the agreement, the Company has no amount available for the payment of dividends at July 31, 1996. The Company is in compliance with the terms of such covenants at July 31, 1996.

     (c) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $51.4 million and a $5.3 million secured financing arrangement with a foreign bank. Included in letters of credit outstanding is a $48.3 million standby letter of credit issued to secure the debt of foreign subsidiaries.

     In July 1995, the Company redeemed its then outstanding senior subordinated indebtedness with the proceeds from another issuance of subordinated debt. The redemption price included a contractual premium of $18,000,000 which, net of unamortized premium of $4,369,000 and income tax benefit of $5,589,000, is included in the consolidated statements of operations for the six-month and three-month periods ended July 31, 1995 as an extraordinary loss on the extinguishment of debt.

6.   OTHER INCOME (EXPENSE) - NET
     Other income (expense) - net consisted of the following:

                                                            Three months ended July 31,   Six months ended July 31,
                                                            ---------------------------   -------------------------
                                                                   1996            1995        1996            1995
                                                            ----------- ---------------   --------- ---------------
                                                                                   (In thousands)
     Foreign currency transaction income (losses) (a)..         $  652            (156)      2,107          (2,439)
     Rental income.....................................            493             434         887             818
     Favorable settlement of claim (b).................          3,802              --       3,802              --
     Sale of television station........................             --           5,368          --           5,368
     Other.............................................           (207)           (314)       (264)           (432)
                                                                ------           -----       -----           -----
                                                                $4,740           5,332       6,532           3,315
                                                                ======           =====       =====           =====

     (a) Foreign currency transaction income for the six months ended July 31, 1996 includes $300,000 of unrealized exchange gains related to open forward exchange contracts entered into to reduce foreign currency exposure on certain foreign operations.

     (b) Other income of $3,802,000 results from the favorable settlement for $200,000 of a claim against the Company by a related party. The Company had previously accrued $4,002,000 for such claim. The claim is part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements in the 1996 Form 10-K and relates to the claim for interest on overdue installments of interest accruing prior to the bankruptcy of the Company's predecessor in 1993. The contingent liability was recorded as part of the reorganization. The holders of the claim were Apollo Investment Fund, L.P. ("Apollo") and an affiliate of Apollo. Apollo and its affiliates own 45.83% of the outstanding shares of the Company's common stock.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   NOTE RECEIVABLE

     The note receivable deducted from stockholders' equity at July 31, 1996 arises from the sale of 425,532 shares of the Company's common stock to the Company's former Chairman and Chief Executive Officer in April 1995 for $23.50 per share. The note bears interest at 8% per annum. The note is due April 13, 2000.

8.   EMPLOYEE STOCK OPTIONS

     The Company has authorized 1,050,000 shares for the granting of options under the 1995 Stock Option and Award Plan. See Note 10 to the consolidated financial statements included in the 1996 Form 10-K for a description of such plan. In addition, the Company has outstanding options to current and former executives in connection with employment agreements and incentive plans.

     At July 31, 1996, the Company had granted options for a total of 2,853,427 shares at option prices ranging from $11.14 to $32.85 per share. Options for 1,982,523 shares were exercisable at July 31, 1996.

9.   OTHER

     Effective May 15, 1996, the employment of Mr. Steven J. Green as Chairman of the Board, Chief Executive Officer and President ceased, and he was succeeded as Chief Executive Officer and President by Richard R. Nicolosi. Mr. Green resigned as a Director of the Company effective May 21, 1996. The Company charged $2.6 million to general and administrative expenses during the three months ended July 31, 1996 related to the cessation of Mr. Green's employment and retention of Mr. Nicolosi.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Also in connection with the performance by Mr. Nicolosi of services pursuant to his employment, the Company issued to Mr. Nicolosi 60,000 shares of restricted common stock (the "Restricted Shares"). Fifty percent (50%) of the Restrict ed Shares will vest on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998; provided that if a change of control event occurs and Mr. Nicolosi remains continually employed by the Company through the date of such event, then all Restricted Shares that have not vested will become vested as of the date of such event. The Company is recognizing compensation expense for the fair market value of the shares at the date of grant over the two-year vesting period.

     On June 6, 1996, the Company sold and issued to Mr. Nicolosi 55,000 shares of common stock at fair market value of $18.25 per share, or an aggregate purchase price of $1,003,750.

     Effective as of May 15, 1996, the Company entered into agreements with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock, payable if the executive remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The Company is recognizing compensation expense equal to the fair market value of the shares at May 15, 1996 ($18.25 per share) over the three year vesting period.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     EFFECTS OF  REORGANIZATION ON RESULTS OF OPERATIONS
     ---------------------------------------------------

     Included in the Company's statements of operations are amortization and depreciation expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7. As a result of the bankruptcy reorganization of the Company's predecessor in 1993, the Company was required to adjust its assets and liabilities to their fair ("fresh start") values and create a new entity for financial reporting purposes. The most significant fresh start adjustment relates to recording Reorganization Value in Excess of Identifiable Assets, which was amortized over a three year period ending in June 1996. In addition, the Company recorded fresh start adjustments to reflect trademarks, licenses, patents and other intangibles at their fair values, which are being amortized over periods ranging from one to forty years. Property and equipment adjusted to fair values in connection with the adoption of SOP 90-7 is being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

     The effects of the amortization and depreciation of the fresh start adjustments ("Fresh Start Amortization and Depreciation") on the operating loss is summarized as follows:

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JULY 31,                       JULY 31,
                                                                     -------------------------     ------------------------
                                                                          1996        1995             1996          1995
                                                                          ----        ----             ----          ----
                                                                                         (In thousands)
Operating loss...................................................      $  (701)     (4,044)          (1,439)       (6,302)
Fresh Start Amortization and Depreciation........................       12,059      16,916           28,721        33,433
                                                                        ------      ------           ------        ------
Operating income before Fresh Start Amortization
   and Depreciation..............................................      $11,358      12,872           27,282        27,131
                                                                       =======      ======           ======        ======

Fresh Start Amortization and Depreciation consisted of the following:

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JULY 31,                       JULY 31,
                                                                     -------------------------     ------------------------
                                                                          1996        1995             1996          1995
                                                                          ----        ----             ----          ----
                                                                                         (In thousands)
Fresh Start Amortization:
    Amortization of Reorganization Value in Excess
     of Identifiable Assets......................................       $ 9,179      13,951           22,947        27,536
    Amortization of Licenses, Patents, and Other.................         1,224       1,384            2,448         2,763
    Amortization of Trademarks...................................           770         803            1,540         1,601
                                                                        -------      ------           ------        ------
     Total Fresh Start Amortization..............................        11,173      16,138           26,935        31,900
                                                                        -------      ------           ------        ------

Fresh Start Depreciation:
    Fresh Start Depreciation in Cost of Goods Sold...............           724         637            1,461         1,255
    Fresh Start Depreciation in Selling, General
     and Administrative Expenses.................................           162         141              325           278
                                                                        -------      ------           ------        ------
     Total Fresh Start Depreciation..............................           886         778            1,786         1,533
                                                                        -------      ------           ------        ------


Fresh Start Amortization and Depreciation........................       $12,059      16,916           28,721        33,433
                                                                        =======      ======           ======        ======

The impact of the fresh start amortization and depreciation on net loss and net loss per share is summarized as follows:


                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JULY 31,                 JULY 31,
                                                               -------------------------  ----------------------
                                                                   1996         1995       1996       1995
                                                                   ----         ----       ----       ----
                                                                                 (In thousands)
Fresh Start Amortization and Depreciation...................    $12,059       16,916      28,721    33,433
Tax Benefit.................................................     (1,181)      (1,216)     (2,367)   (2,418)
After-Tax Impact on Net Loss................................    $10,878       15,700      26,354    31,015
                                                                =======       ======      ======    ======
Impact on Net Loss Per Share................................    $   .67          .99        1.63      1.98
                                                                =======       ======      ======    ======

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JULY 31, 1996 ("SECOND QUARTER OF FISCAL 1997" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED JULY 31, 1995 ("SECOND QUARTER OF FISCAL 1996" OR "LAST YEAR")

General. The Company analyzes its sales and operations by the following categories: (1) "European operations" which consist of its western European manufacturing and distribution operations whose functional currency is the Belgian franc, (2) "U.S. operations" which includes activities within the U.S. from the Samsonite and American Tourister manufacturing and distribution operations and (3) "International operations" which include exports from the U.S., manufacturing and distribution operations in countries with operations which are smaller in size compared to the U.S. and European operations (primarily Canada and Mexico) and global licensing operations.

Results of European operations were translated from Belgian francs to U.S. dollars for the three months ended July 31, 1996 and 1995 at average rates of approximately 31.21 and 28.66 francs to the U.S. dollar, respectively. This represents a decrease in the value of the Belgian franc of 8.9%, which results in significant decreases in reported sales, cost of sales and other expenses in the second quarter of fiscal 1997 compared to last year. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference."

Net Sales. Total net sales increased to $179.4 million for the second quarter of fiscal 1997 from $167.7 million for the second quarter of fiscal 1996, an increase of $11.7 million or 7.0%.

Sales from European operations decreased from $69.2 million last year to $67.0 million in the current year, a decrease of $2.2 million. The exchange rate difference resulted in a $6.0 million decrease in reported sales versus last year. The remainder, an increase of $3.8 million, results from an increase in sales expressed in Belgian francs of 5.4% in the second quarter of fiscal 1997 compared to last year. The increase in sales is attributable to what the Company believes is increased market share despite a generally weak level of consumer demand and high unemployment throughout Europe.

U.S. operations sales increased from $80.0 million last year to $90.9 million in the current year, an increase of $10.9 million or 13.6%. The increase is due to continued market acceptance of new product lines introduced in the last six months of fiscal 1996 such as the new upright Ultralite II, Profile and Acclaim product lines and growth in American Tourister retail sales which increased $2.9 million from the same period last year.

Sales from the International operations increased from $18.5 million last year to $21.5 million in the current year, an increase of $3.0 million or 16.2% due to sales from new Far East distribution operations and increased sales in Mexico.

Gross profit. Total gross profit for the second quarter of 1997 increased from last year by $4.5 million. Gross margin percentages were consistent with last year at 38.3%.

Gross margins from European operations increased from last year by 2.6 percentage points due to price increases in selected product lines, declining materials costs, and improving productivity variances compared to last year.

Margins from U.S. operations and export sales decreased from last year by 2.2 percentage points primarily due to lower margins on certain high volume new product lines, an increase in sales of obsolete goods at low margins, promotional sales of selected products, and negative productivity variances caused by the startup of production of new hardside products. To improve U.S. margins, the Company has announced price increases on certain products effective as of October 1, 1996, as well as implementing cost improvements to certain manufacturing processes beginning August 1, 1996.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $5.9 million from the second quarter of fiscal 1996 to the second quarter of fiscal 1997. As a percent of sales, SG&A was 32.31% in the current year and 31.06% last year.

European operations SG&A increased by $0.2 million. The exchange rate difference caused SG&A to decrease by $1.6 million. The remainder, an increase of $1.8 million, results from an increase in SG&A expressed in Belgian francs of 9.9% from last year. The increase is due primarily to variable selling and distribution costs, salaries and employee benefits from staff additions, and increased advertising expenditures.

U.S. SG&A increased from last year due to increased advertising expenses, increased variable selling and marketing expenses associated with American Tourister store openings, and $2.6 million of expense incurred in connection with the cessation of the former CEO's employment and the retention of a new CEO (see Note 9 to the consolidated financial statements). If the $2.6 million charge is excluded, total SG&A as a percent of sales is comparable to last year.

SG&A for the International operations increased primarily due to the expenses incurred in new foreign operations in Singapore, China, and India.

Amortization of intangibles. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

Reorganization value in excess of identifiable assets is fully amortized as of June 30, 1996, which accounts for the decrease in amortization of intangible assets from $16.1 million last year to $11.4 million in the current year.

Operating loss. Operating loss decreased by $3.3 million from last year as a result of the increases in revenues and increased gross profit of $4.5 million and the decline in amortization of intangibles of $4.7 million, which were partially offset by increases in SG&A of $5.9 million.

Interest income. Interest income decreased from $3.1 million last year to $0.3 million in the second quarter of the current year. Last year interest income included $2.9 million realized from a note receivable collected in connection with the sale of an investment in a television station. Recurring interest income results from temporary investments of cash on hand and is consistent with last year.

Interest expense and amortization of debt issue costs and premium. Interest expense decreased from $10.3 million last year to $8.9 million this year due primarily to lower levels of outstanding indebtedness in the current year and lower average interest rates. Current year interest expense includes $484,000 of amortization of deferred debt acquisition costs. On July 1, 1996, the Company obtained an amendment to its U.S. Senior Credit Facility which will enable it to obtain lower rates on amounts outstanding and on amounts of standby letters of credit outstanding beginning in the third quarter of fiscal 1997 by approximately .375% per year. At July 31, 1996, $75 million was outstanding under the Senior Credit Facility which accrued interest at 7.09% and $48.4 million of standby letters of credit were outstanding.

Other-net. See Note 6 to the consolidated financial statements for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposure to changes in exchange rates. Other income for the three months ended July 31, 1996 includes income from such transactions of $0.7 million, $0.3 million of which is unrealized at July 31, 1996. The realization of such income is subject to changes in exchange rates during the period prior to settlement of the forward exchange contracts. All outstanding forward exchange contracts have settlement dates prior to March 1997. In the second quarter of fiscal 1996, such foreign exchange transactions resulted in a loss of $0.2 million.

Other income of $3,802,000 results from the favorable settlement for $200,000 of a claim against the Company by a related party. The Company had previously accrued $4,002,000 for such claim. This claim is part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements included in the 1996 Form 10-K and relates to the claim for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. The contingent liability was recorded as part of the reorganization. The holders of this claim were Apollo Investment Fund, L.P. ("Apollo") and an affiliate of Apollo. Apollo and its affiliates own 45.83% of the outstanding shares of the Company's common stock.

Income tax expense. Income taxes decreased from $3.5 million last year to $1.4 million in the current year. The decrease is due primarily to less nondeductible amortization of intangible assets in the current year. Although the Company incurred losses in both the current and prior fiscal years, the relationship between income tax expense or benefit differs from that expected by applying the U.S. statutory tax rate to pre-tax losses because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state income taxes.

Extraordinary loss. The extraordinary loss of $8.0 million in the second quarter of last year resulted from a loss on the early retirement of debt.

Net loss. The net loss decreased from $17.5 million last year to $6.2 million this year, a decrease of $11.3 million. The decrease in the net loss is caused by the total of the decreases in operating losses, interest expense, other expenses, extraordinary losses, and income tax expense.

SIX MONTHS ENDED JULY 31, 1996 ("FIRST HALF OF FISCAL 1997" OR "CURRENT YEAR") COMPARED TO SIX MONTHS ENDED JULY 31, 1995 ("FIRST HALF OF FISCAL 1996" OR "LAST YEAR")

General. Results of European operations were translated from Belgian francs to U.S. dollars for the six months ended July 31, 1996 and 1995 at average rates of approximately 30.73 and 29.48 francs to the U.S. dollar, respectively. This represents a decrease in the value of the Belgian franc of 4.2%, which results in decreases in reported sales, cost of sales and other expenses in fiscal 1997 compared to last year. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference."

Net Sales. Total net sales increased to $349.3 million for the first half of fiscal 1997 from $325.4 million for the first half of fiscal 1996, an increase of $23.9 million or 7.3%.

Sales from the European operations increased from $133.5 million last year to $134.3 million in the current year, an increase of $0.8 million. The exchange rate difference resulted in a $5.7 million decrease in reported sales versus last year. The remainder, an increase of $6.5 million, results from an increase in sales expressed in Belgian francs of 4.8% from last year. Despite a generally weak European economy, sales have increased due to increased market share and increased sales of diversified products.

U.S. operations sales increased from $153.8 million last year to $170.2 million in the current year, an increase of $16.4 million or 10.7%. American Tourister retail sales accounted for $5.5 million of the increase in sales, while the remainder is primarily due to consumer demand for redesigned upright luggage lines, particularly lightweight softside products.

Sales from the International operations increased from $38.1 million last year to $44.7 million in the current year, an increase of $6.6 million or 17.3%. Of the change in revenues from last year, $3.9 million is due to revenue from the sale of McGregor apparel tradenames in certain Pacific Rim countries. The remainder is due to sales from new Far East distribution operations and increased sales in Mexico.

Gross profit. Overall gross profit for the first half of 1997 increased from last year by $9.2 million. Gross margin decreased by 0.1 percentage point from the same period last year.

Gross margins from European operations increased by 1.7 percentage points from last year due to price increases in selected product lines, declining materials costs, and improving productivity variances compared to last year.

Margins from U.S. operations decreased from last year primarily due to lower margins on certain fast selling new product lines, an increase in sales of obsolete goods at low margins, promotional sales of selected products, negative productivity variances caused by the startup of production of new hardside products, and a $0.7 million customer credit given on certain American Tourister sales which were defective. To improve margins in the U.S., the Company has announced price increases on certain products effective October 1, 1996, as well as implementing cost improvements to certain manufacturing processes beginning August 1, 1996.

Gross margin percentages from International operations, excluding the effect of the sale of licenses, decreased from the first half of 1996 for the same reasons given for the decline in U.S. margins.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $8.9 million from the first half of fiscal 1996 to the first half of fiscal 1997. As a percent of sales, SG&A was 31.89% in the current year and 31.51% last year.

European operations SG&A increased by $2.3 million. The exchange rate difference caused SG&A to decrease by $1.6 million. The remainder, an increase of $3.9 million, resulted from an increase in SG&A expressed in Belgian francs of 10.6%. The increase over last year is due to variable selling and distribution expenses, increases in advertising expenses, increases in salaries and employee benefits due to staff additions and increases in group insurance premiums and the impact of credits in the prior year of a reversal of termination benefits accruals, an increase in the provision for doubtful accounts due to financial difficulties of certain customers, and increases in new product development costs.

SG&A for U.S. operations increased by $6.0 million in the first half of fiscal 1997 over the same period last year primarily because of an increase in advertising expenses of $1.9 million, an increase in American Tourister variable selling and administrative expenses of $2.8 million due to a higher level of retail sales activity, $2.6 million of expense incurred in connection with the cessation of the former CEO's employment and the retention of a new CEO (see
Note 9 to the consolidated financial statements), and net decreases in various other expenses of $1.3 million.

SG&A for the International operations increased primarily due to the expenses incurred in new foreign operations in Singapore, China, and India.

Amortization of intangibles. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

Reorganization value in excess of identifiable assets is fully amortized as of June 30, 1996, which accounts for the decrease in amortization of intangible assets from $31.9 million last year to $27.4 million in the current year.

Operating loss. Operating loss decreased by $4.9 million from last year as a result of the increases in revenues which increased gross profit by $9.2 million and the decrease in amortization of intangibles of $4.5 million, both of which were offset by increases in SG&A of $8.9 million.

Interest income. Interest income decreased from $3.7 million last year to $0.8 million this year. Last year interest income included $2.9 million realized from a note receivable collected in connection with the sale of an investment in a television station. Recurring interest income results from temporary investments of cash on hand and is consistent with last year.

Interest expense and amortization of debt issue costs and premium. Interest expense decreased from $19.9 million last year to $18.0 million this year due to lower levels of outstanding indebtedness in the first half of fiscal 1997 and lower average interest rates.

Other-net. See Note 6 to the consolidated financial statements for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. Other income for the six months ended July 31, 1996 includes income from foreign currency transactions of $2.1 million, $0.3 million of which is unrealized at July 31, 1996. The realization of such income is subject to changes in exchange rates during the period prior to the settlement of the forward exchange contracts. All outstanding forward exchange contracts have settlement dates prior to March 1997. In the first half of last year, such foreign exchange transactions resulted in a loss of $2.4 million.

Other income of $3,802,000 results from the favorable settlement for $200,000 of a claim against the Company by a related party. The Company had previously accrued $4,002,000 for such claim. This claim is part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements included in the 1996 Form 10-K and relates to the claim for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. The contingent liability was recorded as part of the reorganization. The holders of this claim were Apollo and an affiliate of Apollo. Apollo and its affiliates own 45.83% of the outstanding shares of the Company's common stock.

Income tax expense. Income taxes increased from $3.4 million last year to $4.4 million in the current year. The increase in tax expense is due to the decrease in the pre-tax loss of $7.1 million, amounts of pre-tax earnings from European and other foreign operations in the current year versus last year, and less nondeductible amortization of intangible assets in the current year. Although the Company incurred losses in both the current and prior fiscal years, the relationship between income tax expense or benefit differs from that expected by applying the U.S. statutory tax rate to pre-tax losses because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state income taxes.

Extraordinary loss. The extraordinary loss of $8.0 million last year resulted from a loss on the early retirement of debt.

Net loss. The net loss decreased from $30.8 million last year to $17.0 million this year, a decrease of $13.8 million. The decrease in the net loss is caused by the total of the decreases in operating losses, interest expense, other expenses, and extraordinary losses, which were partly offset by the increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

One measure of liquidity is commonly referred to as Operating Cash Flow. Operating Cash Flow is defined as operating income adjusted for noncash operating expenses, including amortization and depreciation. The Company believes that Operating Cash Flow provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Operating Cash Flow does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance. Operating Cash Flow for the six months ended July 31, 1996 and 1995 was computed as follows:

                                                    SIX MONTHS ENDED JULY 31,
                                                   ---------------------------
                                                       1996             1995
                                                       ----             ----
                                                         (In thousands)
Operating loss....................................  $(1,439)          (6,302)
Fresh Start Amortization and Depreciation.........   28,721           33,433
                                                     ------           ------
Operating income before Fresh Start Amortization
   and Depreciation...............................   27,282           27,131
Other Amortization and Depreciation...............    9,335            8,931
                                                     ------           ------

Operating Cash Flow...............................  $36,617           36,062
                                                    =======           ======

Operating cash flow increased by $0.6 million from last year, primarily as a result of the decrease in operating losses discussed elsewhere herein. The Company believes that the current level of Operating Cash Flow is adequate to support its existing credit facilities and service the Company's Series B Senior Subordinated Notes and other long-term obligations.

Another measure of liquidity is net cash provided by operating activities, as reflected in the Consolidated Statements of Cash Flows included elsewhere herein. Net cash used by operating activities of $6.4 million for the first half of fiscal 1997 and $19.2 million in the first half of fiscal 1996, reflects net cash used by operations of the Company after taking into consideration the substantial costs of doing business not reflected in Operating Cash Flow.

Cash flows used in operations decreased from $19.2 million in the first half of fiscal 1996 to $6.4 million in the first half of fiscal 1997, a decrease of $12.8 million. Of this amount, $10.0 million resulted from a reduction of cash flow supporting working capital and other operating assets, and an increase in cash flows provided by operations, adjusted for nonoperating and noncash charges, of $2.8 million from last year.

Cash flow provided (used) by investing activities decreased from $91.5 million last year to $(5.4) million this year. Last year's cash flow included the receipt of $112.0 million from the discontinued water treatment business. Cash flow provided from discontinued operations in the current year resulted from the collection of accounts receivable related to the discontinued apparel business. Capital expenditures were $11.9 million in the current year and $11.6 million last year. Capital expenditures are made to improve facilities and equipment in order to manufacture new product lines, increase manufacturing efficiencies, and enhance the Company's competitiveness and profitability on a worldwide basis.

Cash flows provided (used) by financing activities increased from $(106.6) million last year to $8.3 million this year, an increase of $114.9 million. Last year's cash flow from financing activities included $119.5 million of debt repayment financed largely by the cash received from the discontinued water treatment business.

At July 31, 1996, the Company had working capital of $121.8 million compared to $99.5 million at January 31, 1996, an increase of $22.3 million. Current assets increased by $20.3 million due to an increase of $28.3 million in accounts receivable and inventory and a net decrease in cash and other current assets of $8.0 million. The increase in accounts receivable and inventories is primarily due to the cyclical nature of the Company's business. Accounts receivable and inventory at July 31, 1996 are $6.4 million higher than at July 31, 1995 due to higher sales levels in the current year. Accounts payable are higher at July 31, 1996 by $10.3 million compared to July 31, 1995 due to improved payables management in current year.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund its operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. At July 31, 1996, the Company had $92.4 million available under its Senior Credit Facility. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

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

                             SAMSONITE CORPORATION


PART II - OTHER INFORMATION
- ---------------------------

Item I - Legal Proceedings
         -----------------

Reference is made to Note 14 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996 which describes litigation, commitments, and contingencies.

Among the items described under Contingent Liabilities to Pension Benefit Guaranty Corporation in that Note 14 was the Company's expectation that it would enter into a final settlement agreement with the Pension Benefit Guaranty Corporation and the sponsors of the Pension Plans (as described therein) to the effect set forth in the McCrory Settlement Agreement (also as described therein) during fiscal year 1997. Such a final settlement agreement was made as of June 20, 1996, and became effective when the Bankruptcy Court entered its order approving the agreement on August 6, 1996.

Also in that Note 14, under the heading Contingent Liability with Respect to the Old Notes, reference is made to a claim of approximately $16.4 million. Of this amount approximately $12.2 million remains outstanding as of July 31, 1996 as a result of the settlement described in Note 6(b) to the consolidated financial statements included elsewhere herein.

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

Item 2 - Changes in Securities
         ---------------------

None.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's regular annual meeting of stockholders held on June 27, 1996, the Company's stockholders elected directors and approved three proposals.

Robert L. Rosen, Marc J. Rowan, and Stephen J. Solarz were elected as directors. The other directors whose term of office continued after the meeting are R. Theodore Ammon, Bernard Attal, Leon D. Black, Robert H. Falk, Carl C. Icahn, Richard R. Nicolosi, and Mark H. Rachesky.

A proposal to approve the Samsonite Corporation 1996 Directors' Stock Plan whereby 200,000 shares of common stock were reserved for the payment of a portion of directors fees in the Company's common stock was approved (13,534,118 votes for, 50,569 against, 4,675 abstentions, and 60,342 non-votes).

A proposal to approve the authorization of 550,000 additional shares for issuance under the Samsonite Corporation 1995 Stock Option and Incentive Awards Plan was approved (13,367,666 votes for, 218,326 against, 4,960 abstentions, and 58,752 non-votes).

                             SAMSONITE CORPORATION

- ---------------------------

A proposal to approve and ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company and its subsidiaries for fiscal 1997 was approved (13,641,065 for, 6,221 against, and 2,418 abstentions).

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)  See Exhibit Index.
(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SAMSONITE CORPORATION
                                   (REGISTRANT)





                                   BY    /S/ Thomas R. Sandler
                                        ----------------------------------------
                                        Name:   Thomas R. Sandler
                                        Title:  Chief Financial Officer,
                                                Secretary and Treasurer


Date:   September 9, 1996
      ---------------------

                               INDEX TO EXHIBITS

EXHIBIT        DESCRIPTION
- -------        -----------

3.1            Amended and Restated Certificate of Incorporation of the
               Company./1/
3.2            Certificate of Ownership and Merger dated July 14, 1995./2/

3.3            By-Laws of the Company./1/

4.1 Indenture, dated as of July 14, 1995, between the Company and United States Trust Company of New York./2/

4.2 Registration Rights Agreement dated July 14, 1995, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, and Bear, Sterns & Co., Inc./2/

4.3            Specimen of Notes described in the Indenture./2/

10.1 Third Amendment, dated as of July 1, 1996, to Credit Agreement, dated July 14, 1995, among the Company and the Banks named therein (excluding schedules and exhibits thereto).

10.2           Samsonite Corporation Directors Stock Plan /3/

10.3 Samsonite Corporation 1995 Stock Option and Incentive Award Plan, as amended./3/

10.4           Final Settlement Agreement, made as of June 20, 1996, among the
               Company, the Pension Benefit Guaranty Corporation, and others named therein (excluding exhibits thereto), with respect to the Schenley Pension Plan.

10.5           Final Settlement Agreement, made as of June 20, 1996, among the
               Company the Pension Benefit Guaranty Corporation, and others named therein (excluding exhibits thereto), with respect to the McCrory Pension Plan.

10.6           Purchase Agreement, dated as of June 13, 1996, between the
               Company and Artemis America Partnership and Apollo Investment
               Fund, L.P.

21             Subsidiaries of the Company.

27             Financial Data Schedule.

_______________

/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
/3/  Incorporated by reference from Proxy Statement filed May 23, 1996.