Form 10-Q
period 1996-10-31
SAMSONITE CORP/FL
filed 1996-12-09
CIK 914478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ---------------

Commission File Number:   0-23214
                          -------

                             SAMSONITE CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   36-3511556
------------------------------               ------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

11200 East 45th Avenue, Denver, CO                       80239
----------------------------------                   -------------
(Address of principal executive offices)              (Zip Code)

                                (303)  373-2000
                          --------------------------
             (Registrant's telephone number, including area code)


                     ------------------------------------
                  (Former name, if changed since last report)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 16,022,463 shares of common stock, par value $0.01 per share, as of December 9, 1996.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------


PART I -  FINANCIAL INFORMATION                                                  Page Number
          ---------------------                                                  -----------
      Unaudited Consolidated Balance Sheets as of October 31, 1996
      and January 31, 1996.................................................          1

      Unaudited Consolidated Statements of Operations for the three months
      ended October 31, 1996 and 1995......................................          3

      Unaudited Consolidated Statements of Operations for the nine months
      ended October 31, 1996 and 1995......................................          4

      Unaudited Consolidated Statement of Stockholders' Equity for the nine
      months ended October 31, 1996........................................          5

      Unaudited Consolidated Statements of Cash Flows for the nine months
      ended October 31, 1996 and 1995......................................          6

      Unaudited Notes to Consolidated Financial Statements.................          8

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................         15

PART II - OTHER INFORMATION
          -----------------

      Item 1: Legal Proceedings............................................         25

      Item 2: Changes in Securities........................................         25

      Item 3: Defaults upon Senior Securities..............................         25

      Item 4: Submission of Matters to a Vote of Security Holders..........         25

      Item 5: Other Information............................................         25

      Item 6: Exhibits and Reports on Form 8-K.............................         25

      Signature............................................................         26

      Index to Exhibits....................................................         27


PART I - FINANCIAL INFORMATION
------------------------------


                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 31, 1996 AND JANUARY 31, 1996
                                (IN THOUSANDS)

                                          October 31,  January 31,
                                             1996         1996
                                          -----------  -----------
Assets
------
Current assets:
  Cash and cash equivalents................. $  3,145       15,179
  Trade receivables, net of allowance for
   doubtful accounts of  $9,636 and $8,152..   98,186       73,513
  Notes and other receivables...............   10,163       17,711
  Inventories (Note 2)......................  139,138      115,736
  Deferred income tax assets................   32,941       38,760
  Prepaid expenses and other current
   assets...................................   14,349       15,990
Assets held for sale........................    9,246        9,455
                                             --------     --------

      Total current assets..................  307,168      286,344

Property, plant and equipment, net (Note 3).  138,170      140,912
Investments in affiliates...................    1,236           --
Intangible assets, less accumulated
 amortization of $200,834 and
   $171,278 (Note 4)........................  129,874      159,492

Other assets and long-term receivables,
 net of allowance for doubtful accounts
   of $5,555 and $10,104....................   22,056       34,695
                                             --------     --------

                                             $598,504      621,443
                                             ========     ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 31, 1996 AND JANUARY 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (CONTINUED)

                                          October 31,   January 31,
                                              1996          1996
                                          ------------  ------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Short-term debt (Note 5)...................  $   7,329        23,487
  Current installments of long-term
    obligations (Note 5).....................     19,475        16,306
  Accounts payable...........................     39,280        33,520
  Accrued liabilities........................    118,520       113,512
                                                --------      --------

      Total current liabilities..............    184,604       186,825

Long-term obligations, less current
 installments (Note 5).......................    273,167       294,653
Deferred income tax liabilities..............     36,784        33,038
Other noncurrent liabilities.................     79,330        79,672
Minority interests...........................      3,795         2,139
                                               ---------      --------

      Total liabilities......................    577,680       596,327
                                               ---------      --------

Stockholders' equity (Notes 7 and 8):
  Preferred stock ($.01 par value;
    2,000,000 shares authorized;
      no shares issued)......................         --            --
  Common stock ($.01 par value;
    60,000,000 shares authorized;
     16,021,950 and 15,889,450 shares
       issued and outstanding, respectively).        160           159
  Additional paid-in capital.................    264,584       261,842
  Accumulated deficit........................   (238,160)     (224,547)
  Foreign currency translation equity
   adjustment................................     (4,916)       (2,338)
  Unearned compensation - restricted stock...       (844)           --
  Note receivable............................         --       (10,000)
                                               ---------      --------

      Total stockholders' equity.............     20,824        25,116
                                               ---------      --------

Commitments and contingencies
  (Notes 1C and 6)...........................  $ 598,504       621,443
                                               =========      ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended October 31,
                                                          -------------------------------
                                                                 1996        1995
                                                          --------------   --------------
Net sales (Note 1F).........................................    $203,817   180,284
Cost of goods sold (Note 3).................................     123,413   110,167
                                                               ---------   -------
  Gross profit..............................................      80,404    70,117

Selling, general and administrative expenses  (Note 3)......      62,749    50,663
Amortization of intangible assets (Note 4)..................       2,217    15,963
Provision for restructuring operations (Note 9).............      10,670        --
                                                               ---------   -------
  Operating income..........................................       4,768     3,491

Other income (expense):
  Interest income...........................................         373       388
  Interest expense and amortization of debt issue costs.....      (9,078)  (10,927)
  Other, net (Note 6).......................................      11,921        42
                                                               ---------   -------
Income (loss) before income taxes and minority interest.....       7,984    (7,006)

Income tax expense..........................................      (4,203)   (4,127)
Minority interest in earnings of subsidiaries...............        (409)     (231)
                                                               ---------   -------
  Net income (loss).........................................    $  3,372   (11,364)
                                                               =========   =======

Net income (loss) per common share - primary................    $    .22      (.72)
                                                               =========   =======
Net income (loss) per common share - fully diluted..........    $    .20      (.72)
                                                               =========   =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Nine Months Ended October 31,
                                                         ------------------------------
                                                                 1996      1995
                                                               --------   -------
Net sales (Note 1F)..........................................  $553,124   505,707
Cost of goods sold (Note 3)..................................   335,363   307,458
                                                               --------   -------
  Gross profit...............................................   217,761   198,249

Selling, general and administrative
 expenses (Note 3)...........................................   174,140   153,197
Amortization of intangible assets (Note 4)...................    29,622    47,863
Provision for restructuring operations (Note 9)..............    10,670        --
                                                               --------   -------
  Operating income (loss)....................................     3,329    (2,811)

Other income (expense):
  Interest income............................................      1,172     4,058
  Interest expenseand amortization of debt issue costs.......   (27,112)  (30,851)
  Other, net (Note6).........................................    18,453     3,357
                                                               --------   -------
  Loss before income taxes, minority
    interest and extraordinary item..........................    (4,158)  (26,247)
Income tax expense...........................................    (8,603)   (7,495)
Minority interest in earnings of subsidiaries................      (852)     (428)
                                                               --------   -------
  Loss before extraordinary item.............................   (13,613)  (34,170)
Extraordinary loss, net of income tax benefit of $5,589
   (Note 5)..................................................        --    (8,042)
                                                               --------   -------
  Net loss...................................................  $(13,613)  (42,212)
                                                               ========   =======
Loss per share:
  Loss before extraordinary item.............................  $   (.85)    (2.16)
  Extraordinary item.........................................        --      (.52)
                                                               --------   -------
  Net loss...................................................  $   (.85)    (2.68)
                                                               ========   =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED OCTOBER 31, 1996
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           Foreign
                                                                                           Currency        Unearned
                                                            Additional                    Translation    Compensation-
                                         Preferred  Common    Paid-In     Accumulated        Equity        Restricted        Note
                                           Stock    Stock     Capital       Deficit        Adjustment        Stock        Receivable
                                         ---------  -------  ---------    -----------    ------------   --------------    ----------
Balance, January 31, 1996                   $  --      159     261,842     (224,547)         (2,338)               --      (10,000)

Issuance of 55,000 shares of common
 stock to an officer for cash                  --       --       1,004           --              --                --           --

Stock award of 60,000 shares of
 restricted common stock to an officer         --        1       1,094           --              --            (1,095)          --

Amortization of restricted stock award
 to compensation expense                       --       --          --           --              --               251           --

Compensation expense accrual for stock
 bonus awards (Note 8)                         --       --         325           --              --                --           --

Exercise of employee stock options and
 related income tax benefits (Note 8)          --       --         319           --              --                --           --

Foreign currency translation adjustment        --       --          --           --          (2,578)               --           --

Payment of note receivable (Note 7)            --       --          --           --              --                --       10,000

Net loss                                       --       --          --      (13,613)             --                --           --
                                         ---------  -------  ---------    ---------      ----------       -----------    ---------

Balance, October 31, 1996                   $  --       160    264,584     (238,160)         (4,916)           (844)            --
                                         =========  =======  =========    =========      ==========     ===========      =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                           Nine Months Ended October 31,
                                                           -----------------------------
                                                                1996        1995
Cash flows provided (used) by operating activities:
  Net loss...................................................  $(13,613)  (42,212)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Loss from extinguishment of debt........................        --     8,042
     Loss (gain) on disposition of fixed assets..............      (171)       63
     Depreciation and amortization of
      property, plant and equipment..........................    16,615    14,849
     Amortization of intangible assets.......................    29,622    47,863
     Amortization of debt issue costs........................     1,449        --
     Provision for doubtful accounts.........................     2,073       669
     Amortization of stock awards............................       576        --
     Adjustment of liability for PBGC claims.................   (11,100)       --
     Changes in deferred taxes, net..........................     9,565        --
     Changes in operating assets and liabilities:
       Trade and other receivables...........................   (19,079)  (23,217)
       Inventories...........................................   (23,402)  (10,845)
       Prepaid expenses and other current assets.............     1,850    10,088
       Accounts payable......................................     5,760       (15)
       Accrued liabilities...................................     5,008    11,095
       Other, net............................................     5,556       (28)
                                                               --------   -------
Net cash provided by operating activities....................  $ 10,709    16,352
                                                               --------   -------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                  (CONTINUED)

                                                        Nine Months Ended October 31,
                                                       ------------------------------
                                                         1996                  1995
                                                       --------             ---------
Cash flows provided (used) by investing activities:
   Purchases of property, plant and equipment........   $(19,689)          (15,909)
   Net cash from (used by) discontinued operations...     11,511            (1,603)
   Cash received from spinoff of discontinued
     operations......................................        --            112,000
   Other.............................................      4,601           (15,022)
                                                        --------           -------

     Net cash provided (used) by investing
       activities...................................      (3,577)           79,466
                                                        --------           -------
Cash flows provided (used) by financing activities:
   Net proceeds from (repayment of) short-term
     debt...........................................     (16,026)              911
   Repayments on long-term obligations..............     (14,863)         (105,514)
   Proceeds from sale of common stock and
     exercise of stock options......................       1,199                --
   Payment of note receivable for issuance
     of common stock................................      10,000                --
   Premium on retirement of subordinated notes......         --            (18,320)
   Other............................................       1,654           (14,359)
                                                        --------           -------

     Net cash used by financing activities..........     (18,036)         (137,282)
                                                        --------           -------

Effect of exchange rate changes on cash and cash
   equivalents......................................      (1,130)              864
                                                        --------           -------

     Net decrease in cash and cash equivalents......     (12,034)          (40,600)

Cash and cash equivalents, beginning of period......      15,179            51,283
                                                        --------           -------

Cash and cash equivalents, end of period............    $  3,145            10,683
                                                        ========           =======

Supplemental disclosures of cash flow information:
Cash paid during the period for interest............    $ 19,381            43,987
                                                        ========           =======
Cash paid during the period for income taxes........    $  1,885             9,842
                                                        ========           =======


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

C.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

    The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of October 31, 1996 and results of operations for the three-month and nine-month periods ended October 31, 1996 and 1995. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


E.  PER SHARE DATA
    --------------

    Loss per share is calculated based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during the nine months ended October 31, 1996 and 1995 was 15,953,019 and 15,776,294, respectively. The weighted average number of shares outstanding during the three months ended October 31, 1995 was 15,889,450. Primary and fully diluted net income per share for the three months ended October 31, 1996 is computed on the weighted average shares of common stock outstanding plus common equivalent shares using the modified treasury method for stock options and stock awards which was 17,302,603 shares for the period.

F.  ROYALTY REVENUES
    ----------------

    The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $16,814,000 and $13,233,000 for the nine months ended October 31, 1996 and 1995, respectively, and $4,821,000 and $4,149,000 for the three months ended October 31, 1996 and 1995, respectively. Included in royalties for the nine months ended October 31, 1996 is $3.9 million from the sale of apparel tradename licenses in certain Pacific Rim countries during the first quarter of fiscal 1997.

2.  INVENTORIES

    Inventories consisted of the following :

                                        October 31,       January 31,
                                              1996               1996
                                        ----------        -----------
                                              (In thousands)
       Raw Materials.................... $ 50,911           35,827
       Work in Process..................   10,848           10,959
       Finished Goods...................   77,379           68,950
                                          -------          -------
                                         $139,138          115,736
                                          =======          =======

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                         October 31,       January 31,
                                                1996              1996
                                          ----------        -----------
                                              (In thousands)

       Land............................. $ 13,429            14,172
       Buildings........................   62,852            62,281
       Machinery, equipment and other...  115,900           106,511
                                          -------          --------
                                          192,181           182,964
       Less accumulated depreciation
         and amortization...............  (54,011)          (42,052)
                                          -------          --------
                                         $138,170           140,912
                                          =======          ========

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following (in thousands):

                                                                          Three Months Ended         Nine Months Ended
                                                                                October 31,             October 31,
                                                                        ----------------------    ----------------------
                                                                          1996          1995        1996          1995
                                                                        --------      --------    -------        -------
       "Fresh Start" Depreciation in Cost of Goods Sold..............    $  731          632        2,192         1,887
       "Fresh Start" Depreciation in Selling, General and
          Administrative Expenses....................................       162          139          487           417
                                                                         ------         ----        -----         -----
          Total "Fresh Start" Depreciation...........................    $  893          771        2,679         2,304
                                                                         ======         ====        =====         =====


    Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

4.  INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, consisted of the following:

                                                                  October 31,      January 31,
                                                                     1996             1996
                                                                 ------------     ------------
                                                                        (In thousands)
    Reorganization Value in Excess of Identifiable Assets........  $     --           22,947
    Trademarks...................................................   116,766          119,549
    Licenses, Patents and Other..................................    13,108           16,996
                                                                   --------         --------
                                                                   $129,874          159,492
                                                                   ========         ========


Amortization of intangible assets consisted of the following (in thousands):

                                                                Three Months Ended           Nine Months Ended
                                                                    October 31,                 October 31,
                                                              -------------------------     ----------------------
                                                                1996              1995       1996           1995
                                                              --------          -------     -------        -------
    Amortization of Reorganization Value in Excess of
       Identifiable Assets.................................... $    --           14,205      22,947        42,862
    Amortization of Licenses, Patents and Other...............   1,289              964       3,891         2,606
    Amortization of Trademarks................................     928              794       2,784         2,395
                                                              --------          -------     -------       -------
                                                                $2,217           15,963      29,622        47,863
                                                              ========          =======     =======       =======


    The reorganization value in excess of identifiable assets was amortized over a three-year period expiring June 1996; licenses, patents and other are amortized over a period ranging from one to twenty-three years; and trademarks are amortized over a period ranging from five to forty years.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.  LONG-TERM OBLIGATIONS

    Long-term obligations consisted of the following:

                                                     October 31,    January 31,
                                                        1996           1996
                                                   --------------  ------------
                                                           (In thousands)

       Series B Senior Subordinated Notes (a).......    $190,000       190,000
       Senior Credit Facility (b)...................      57,500        58,000
       Short-term obligations expected to be
        refinanced..................................       5,195        11,394
       Capital lease obligations....................       5,022         4,665
       Other (c)....................................      42,254        70,387
                                                        --------       -------
           Total....................................     299,971       334,446
       Less short-term debt and current install-
        ments of long-term obligations..............     (26,804)      (39,793)
                                                        --------       -------
                                                        $273,167       294,653
                                                        ========       =======

    (a) The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005.

    (b) As of October 31,1996, the Senior Credit Facility provides for a $47.5 million term loan and a $175 million revolving credit facility. The credit facility matures July 14, 2000.

        The following amounts were outstanding at October 31, 1996 under the Senior Credit Facility:

        Term Loan                        $47.5 million
        Revolving Credit Borrowings      $10.0 million
        Letters of Credit                $52.9 million

        Available borrowings were $112.1 million at October 31, 1996.

        The Senior Credit Facility is secured by substantially all the Company's U.S. assets, the capital stock of its principal domestic subsidiaries, and 66% of the stock of its principal foreign subsidiaries. The agreement contains financial covenants which require the Company to maintain certain financial ratios and minimum amounts of earnings, exclusive of interest, taxes, and non-cash charges. The agreement also contains covenants limiting the amount of capital expenditures, investments in certain subsidiaries, and dividends, among other restrictions. The agreement has been amended to exclude the provision for restructuring operations (see Note 9) from the computation of lending rates and financial covenants. Under the agreement, the Company has no amount available for the payment of dividends at October 31, 1996. The Company is in compliance with the terms of such covenants at October 31, 1996.

    (c) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $37.2 million and a $5.1 million secured financing arrangement with a foreign bank. Included in letters of credit outstanding is a $43.5 million standby letter of credit issued to secure the debt of foreign subsidiaries.

    In July 1995, the Company redeemed its then outstanding senior subordinated indebtedness with the proceeds from another issuance of subordinated debt. The redemption price included a contractual premium of $18,000,000 which, net of unamortized premium of $4,369,000 and income tax benefit of $5,589,000, is included in the consolidated statements of operations for the nine-month period ended October 31, 1995 as an extraordinary loss on the extinguishment of debt.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  OTHER INCOME (EXPENSE), NET

    Other income (expense), net consisted of the following:

                                                      Three Months Ended          Nine Months Ended
                                                          October 31,                October 31,
                                                     ---------------------       --------------------
                                                       1996          1995          1996         1995
                                                     -------       -------       -------      -------
                                                                        (In thousands)
    Foreign currency transaction income
     (losses) (a) ................................   $   362         (288)         2,469       (2,727)
    Rental income.................................       602          474          1,489        1,292
    Favorable settlement of claim (b).............        --           --          3,802           --
    Adjustment of liability for PBGC claims (c)...    11,100           --         11,100           --
    Sale of television station....................        --           --             --        5,368
    Other.........................................      (143)        (144)          (407)        (576)
                                                      -------        ----         ------       ------
                                                     $11,921           42         18,453        3,357
                                                     ========        ====         ======       ======

(a) Foreign currency transaction income for the three months and nine months ended October 31, 1996 includes $652,000 of unrealized exchange gains related to open forward exchange contracts entered into to reduce foreign currency exposure on certain foreign operations.

(b) Other income of $3,802,000 resulted from the favorable settlement on June 13, 1996 for $200,000 of a claim against the Company by a related party.
    The Company had previously accrued $4,002,000 for such claim. The claim is part of the Contingent Liability with Respect to the Old Notes described in
    Note 14 to the consolidated financial statements in the 1996 Form 10-K and relates to the claim for interest on overdue installments of interest accruing prior to the bankruptcy of the Company's predecessor in 1993. The Company recorded a liability of $16.4 million for all such claims as part of the reorganization. The holders of the settled claim were Apollo Investment Fund, L.P. ("Apollo") and an affiliate of Apollo. Apollo and its affiliates own 45.78% of the outstanding shares of the Company's common stock.

    In a hearing on November 14, 1996, the Bankruptcy Court ruled in favor of the Company on a motion to disallow these claims on the basis that compound interest was not allowed under applicable law at the time the bond contracts were entered into. The ruling is subject to appeal, and the Company has not made any adjustment to the remaining recorded liability of $12.4 million pending expiration of the appeal period or completion of the appeal process.

(c) As discussed in note 14 to the consolidated financial statements in the 1996 Form 10-K under Contingent Liabilities to Pension Benefit Guaranty Corporation (the "PBGC"), the Company recorded a liability of $37.7 million, as part of the reorganization in 1993, for claims made by the PBGC for underfunded pension plans (the "Plans") and unpaid insurance premiums for the Plans, which were sponsored by other companies. The Company and these other companies were part of a "controlled group", as defined by the Employment Retirement Income Security Act of 1974, as amended, and as such the Company had joint and several liability for the Plans. At the time of the reorganization, the Company entered into temporary agreements with the PBGC under which the Company agreed to be contingently liable for the Plans and permanent agreements with the other Companies which gave the Company the right to assume sponsorship of the Plans should the other companies default on their obligations under the Plans. These agreements also confirmed the agreement of the primarily liable companies to the permanent cessation of benefit accruals and to the making of any plan amendments that would increase benefit liabilities under the Plans without the consent of the Company. The right to assume sponsorship of the Plans allows the Company to avoid having the PBGC terminate the Plans and make a claim against the Company for the PBGC regulatory prescribed termination value. This termination value is substantially higher than the liability would be for the Company to assume sponsorship and fund the Plans over their remaining lives. Permanent agreements were entered into among the PBGC, the Company, and the primarily liable companies in June 1996 which became effective on August 6, 1996 when the Bankruptcy Court entered an order approving the agreements. The permanent agreements imposed limitations on PBGC actions against the Company in respect of benefit liabilities under the Plans, including the requirement that the PBGC proceed against the primarily liable companies before proceeding against the Company. The primarily liable companies have continued to meet their obligations to the Plans since 1993, although these companies remain in reorganization as of October 31, 1996.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The liability originally recorded in 1993 of $37.7 million was recorded on the basis of a PBGC termination value. As a result of the permanent agreement giving the Company the right to assume sponsorship of the Plans, the Company has evaluated the liability as if it were to assume sponsorship, and has adjusted the recorded liability to $26.6 million. This amount represents management's best estimate of the contingent liability based on the pension benefit obligation of the Plans discounted at 7.25% reduced by the market value of the Plans' assets as of October 31, 1996. The corresponding reduction in the liability is recorded in other nonoperating income in the amount of $11.1 million. The Company will periodically reassess the amount of the liability for the effects of changes in circumstances and assumptions.

7. NOTE RECEIVABLE

   The note receivable deducted from stockholders' equity at January 31, 1996 arises from the sale of 425,532 shares of the Company's common stock to the Company's former Chairman and Chief Executive Officer in April 1995 for $23.50 per share. The note was repaid during the third quarter of fiscal 1997.


8. EMPLOYEE STOCK OPTIONS

   The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan. See Note 10 to the consolidated financial statements included in the 1996 Form 10-K for a description of such plan. In addition, the Company has outstanding options to current and former executives in connection with employment agreements and incentive plans.

   At October 31, 1996, the Company had outstanding options for a total of 4,402,810 shares at option prices ranging from $10.875 to $35.50 per share. Options for 1,996,572 shares were exercisable at October 31, 1996. Options for 17,500 shares were exercised at a price of $11.14 per share during the nine months ended October 31, 1996.

   In addition, the Company has granted stock bonuses for a total of 116,667 shares to certain officers payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The Company is recognizing compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the three-year vesting period.

9. PROVISION FOR RESTRUCTURING OPERATIONS

   The Company recorded a restructuring provision of $10.7 million in the third quarter of fiscal 1997 as a result of a restructuring program, approved by the Board of Directors and announced in October 1996, to further consolidate functions and operations in North America, Europe, and the Far East, and to reduce or eliminate certain other operations. The restructuring is expected to be completed by October 1997.

   The restructuring plan includes further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, CO from other locations in the Americas, as well as eventual consolidation of many administrative and control functions, again primarily to Denver. The Company will eliminate as many as 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. Annual estimated pretax cost savings from the restructuring program are expected to be approximately $12.7 million. The restructuring provision consists primarily of costs associated with involuntary employee terminations and includes a cash expense of $9.7 million and a non-cash expense of $1.0 million, both on a pretax basis.

   The foregoing estimate of annual cost savings constitutes a "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statement involves numerous assumptions, known and unknown risks, uncertainties and other factors which may cause actual estimated cost savings and future performance or achievements of the Company to be materially different from any future results, performance or

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    achievements expressed or implied by such forward-looking information. Such factors include, among other things, the following: achieving estimated staff reductions while maintaining workflow in the functional areas affected; general economic and business conditions; and competition.

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

    In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has elected not to adopt the recognition and measurement provisions of the Statement; however, the required disclosures will be provided for its fiscal year ending January 31, 1997.

                             SAMSONITE CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS ("MD&A")

EFFECTS OF REORGANIZATION ON RESULTS OF OPERATIONS
--------------------------------------------------

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

The effects of the amortization and depreciation of the fresh start adjustments ("Fresh Start Amortization and Depreciation") on operating results is summarized as follows:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             OCTOBER 31,                 OCTOBER 31,
                                                     -----------------------       ----------------------
                                                       1996           1995           1996           1995
                                                     -------        --------       --------        ------
                                                                         (In thousands)

Operating income (loss).............................  $4,768          3,491          3,329         (2,811)
Fresh Start Amortization and Depreciation...........   2,886         16,734         31,607         50,167
                                                      ------         ------         ------         ------
Operating income before Fresh Start Amortization
 and Depreciation...................................  $7,654         20,225         34,936         47,356
                                                      ======         ======         ======         ======

Fresh Start Amortization and Depreciation consisted of the following:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             OCTOBER 31,                 OCTOBER 31,
                                                     -----------------------       ----------------------
                                                       1996           1995           1996           1995
                                                     -------        --------       --------        ------
                                                                         (In thousands)
Fresh Start Amortization:
    Amortization of Reorganization Value in
     Excess of Identifiable Assets.................   $   --         14,205         22,947         42,862
Amortization of Licenses, Patents, and Other.......     1,224           964          3,672          2,606
Amortization of Trademarks.........................       769           794          2,309          2,395
                                                      -------        ------       --------         ------
     Total Fresh Start Amortization................     1,993        15,963         28,928         47,863
                                                      =======        ======       ========         ======

Fresh Start Depreciation:
    Fresh Start Depreciation in Cost of Goods Sold.       731           632          2,192          1,887
    Fresh Start Depreciation in Selling, General
     and Administrative Expenses...................       162           139            487            417
                                                      -------        ------       --------         ------
     Total Fresh Start Depreciation................       893           771          2,679          2,304
                                                      -------        ------       --------         ------

Fresh Start Amortization and Depreciation..........    $2,886        16,734         31,607         50,167
                                                      =======        ======       ========         ======

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

The impact of the fresh start amortization and depreciation on net income (loss) and net income (loss) per share is summarized as follows:

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    OCTOBER 31,                  OCTOBER 31,
                                              ------------------------    -----------------------
                                                1996            1995        1996           1995
                                              --------        --------    --------       --------
                                                           (In thousands)
Fresh Start Amortization and Depreciation...  $ 2,886         16,734       31,607          50,167
Tax Benefit.................................   (1,183)        (1,037)      (3,551)         (2,995)
                                              -------         ------       ------          ------
After-Tax Impact on Net Income (Loss).......  $ 1,703         15,697       28,056          47,172
                                              =======         ======       ======          ======
Impact on Net Income (Loss) Per Share -
 Primary....................................  $   .10            .99         1.71            2.99

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED OCTOBER 31, 1996 ("THIRD QUARTER OF FISCAL 1997" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995 ("THIRD QUARTER OF FISCAL 1996" OR "LAST YEAR")

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

Results of European operations were translated from Belgian francs to U.S. dollars for the three months ended October 31, 1996 and 1995 at average rates of approximately 30.73 and 29.19 francs to the U.S. dollar, respectively. This represents a decrease in the value of the Belgian franc of 5.3%, which results in significant decreases in reported sales, cost of sales and other expenses in the third quarter of fiscal 1997 compared to last year. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference."

Net Sales. Total net sales increased to $203.8 million for the third quarter of fiscal 1997 from $180.3 million for the third quarter of fiscal 1996, an increase of $23.5 million or 13.0%. Adjusted for the European exchange rate difference, sales increased from last year by 15.2%

Sales from European operations increased from $67.4 million last year to $73.0 million in the current year, an increase of $5.6 million. The exchange rate difference resulted in a $3.9 million decrease in reported sales versus last year. Excluding the exchange rate effect, sales increased by $9.5 million from last year, which represents an increase in sales expressed in Belgian francs of 14.0% in the third quarter of fiscal 1997 compared to last year. Despite what has been a generally weak economy throughout Europe, the Company's European operations enjoyed a strong summer selling season. The Company attributes the increase from the prior year to better product availability, the success of certain new product lines, and signs of economic recovery in certain European countries.

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

U.S. operations sales increased from $92.0 million last year to $108.8 million in the current year, an increase of $16.8 million or 18.3%. The increase is due to continued broad consumer preference for Samsonite brand products, particularly lines of upright, lightweight softside luggage which were redesigned in fiscal 1996 and the beginning of shipments and sales in the third quarter of the new EZ CART(TM) product. This product has a unique transport system which features a balanced, 4-wheel system designed to take weight off a travelers' arm and transfers it to the floor. Sales from the Company's retail stores increased by $4.5 million from last year, from $15.4 million to $19.9 million, an increase of 29.2%. Same store sales increased by 9.7% compared to last year. Additionally, during the third quarter of fiscal 1997, the Company has taken the initial steps to introduce category management principles to its operations, including multi-brand marketing and advertising programs which present the three well known Company brands - Samsonite, American Tourister, and Lark - as a cohesive group.

Sales from the International operations and licensing income increased from $20.9 million last year to $22.0 million in the current year, an increase of $1.1 million or 5.3% due primarily to increased sales from the Mexico City manufacturing and distribution facility.

Gross profit. Total gross profit for the third quarter of fiscal 1997 increased from last year by $10.3 million. Gross margin percentages were slightly higher in the current year, increasing by 0.5 percentage point to 39.4% from 38.9% last year.

Gross margins from European operations were slightly higher than last year, increasing by 0.4 percentage point to 37.9% from 37.5% last year. However, margins were lower by 1.8 percentage points than for the previous quarter ended July 31, 1996. This reflects a strategic initiative to accelerate European sales and market share through planned product promotion discounts on selected lines.

Margins from U.S. operations increased from last year by 0.7 percentage point to 40.3% from 39.6% last year. The increase is due to greater retail sales in the current year, price increases on selected product lines effective October 1, 1996, and product cost improvements.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $12.1 million from the third quarter of fiscal 1996 to the third quarter of fiscal 1997. As a percent of sales, SG&A was 30.8% in the current year and 28.1% last year. Expenses totaling approximately $1.8 million were incurred in the third quarter of fiscal 1997 in connection with establishing the restructuring plan (described elsewhere herein), the hiring of new and additional members of the executive management team, and for expenses incurred in excess of the original provision for the consolidation of American Tourister manufacturing facilities. Without such one-time expenses, SG&A would have been 29.9% of sales in the third quarter of fiscal 1997.

European operations SG&A increased by $1.7 million. The exchange rate difference caused SG&A to decrease by $1.0 million. The remainder, an increase of $2.7 million, results from an increase in SG&A expressed in Belgian francs of 15.0% from last year. The increase is due primarily to increased variable selling and distribution costs due to higher sales levels, salaries and employee benefits from staff additions, increased advertising expenditures, increased product development expenses, and increased provisions for doubtful accounts.

U.S. SG&A increased from $29.0 million in the third quarter of last year to $38.1 million in the current year, an increase of $9.1 million. The increase is primarily due to increased advertising expenses ($2.4 million); increased retail selling expenses associated with the increase in sales from last year ($3.6 million); increased provision for doubtful accounts due to the bankruptcy of a major customer ($1.1 million); increased executive compensation, relocation, and other hiring costs associated with additions to the executive management team ($1.2 million); and consulting expenses associated with the restructuring plan ($0.8 million) (see Provision for restructuring operations included herein).

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

SG&A for the International operations increased by $1.3 million from last year primarily due to the expenses incurred in new foreign joint venture operations in Singapore, China, and India.

Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

Reorganization value in excess of identifiable assets was fully amortized as of June 30, 1996, which accounts for the decrease in amortization of intangible assets from $16.0 million last year to $2.2 million in the current year.

Provision for restructuring operations. The Company recorded a restructuring provision of $10.7 million in the third quarter of fiscal 1997 as a result of a restructuring program, approved by the Board of Directors and announced in October 1996, to further consolidate functions and operations in North America, Europe, and the Far East, and to reduce or eliminate certain other operations. The restructuring is expected to be completed by October 1997. The restructuring plan includes further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, CO from other locations in the Americas, as well as eventual consolidation of many administrative and control functions, again primarily to Denver. The Company will eliminate at least 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. Annual estimated pretax cost savings from the restructuring program are expected to be approximately $12.7 million. The restructuring provision consists primarily of costs associated with involuntary employee terminations and includes a cash expense of $9.7 million and a non-cash expense of $1.0 million, both on a pretax basis. The lenders under the Company's Senior Credit Facility have agreed not to consider the restructuring provision in the computation of lending rates or financial covenants.

The foregoing estimate of annual cost savings constitutes a "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statement involves numerous assumptions, known and unknown risks, uncertainties and other factors which may cause actual estimated cost savings and future performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information. Such factors include, among other things, the following: achieving estimated staff reductions while maintaining workflow in the functional areas affected; general economic and business conditions; and competition.

Operating income. Operating income increased by $1.3 million from last year as a result of the increases in revenues and increased gross profit of $10.3 million, the decline in amortization of intangibles of $13.8 million, which were partially offset by increases in SG&A of $12.1 million and the restructuring provision of $10.7 million.

Interest income. Interest income results from temporary investments of cash on hand and is consistent with last year.

Interest expense and amortization of debt issue costs. Interest expense decreased from $10.9 million last year to $9.1 million this year due primarily to lower levels of outstanding indebtedness in the current year and lower average interest rates. Current year interest expense includes $484,000 of amortization of deferred debt acquisition costs.

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

Other, net. See Note 6 to the consolidated financial statements for a comparative analysis of other income (expense), net. The Company has entered into certain forward exchange contracts to hedge its exposure to changes in exchange rates. Other income for the three months ended October 31, 1996 includes income from such transactions of $0.3 million, $0.7 million of which is unrealized income at October 31, 1996. The realization of such income is subject to changes in exchange rates during the period prior to settlement of the forward exchange contracts. Outstanding forward exchange contracts have various settlement dates through January 1998.

Other income in the current year includes $11.1 million from the adjustment of a previously recorded liability. See Note 6(c) to the consolidated financial statements included elsewhere herein for a discussion of this item.

Income taxes. Income taxes increased from an expense of $4.1 million last year to an expense of $4.2 million in the current year. The increase in the effective tax rate from last year to the current year is due primarily to the combined effects of higher other income in the current year and lower nondeductible amortization of intangible assets in the current year. The relationship between income tax expense or benefit differs from that expected by applying the U.S. statutory tax rate to pre-tax income (loss) primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state income taxes.

Net income (loss). Net income (loss) increased from a loss of $(11.4) million last year to income of $3.4 million this year, an improvement of $14.8 million. The increase in net income is caused by the total of the increases in operating income, other income, less the increase in income tax expense.

NINE MONTHS ENDED OCTOBER 31, 1996 ("FIRST NINE MONTHS OF FISCAL 1997" OR "CURRENT YEAR") COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1995 ("FIRST NINE MONTHS OF FISCAL 1996" OR "LAST YEAR")

General. Results of European operations were translated from Belgian francs to U.S. dollars for the nine months ended October 31, 1996 and 1995 at average rates of approximately 30.73 and 29.39 francs to the U.S. dollar, respectively. This represents a decrease in the value of the Belgian franc of 4.6%, which results in decreases in reported sales, cost of sales and other expenses in fiscal 1997 compared to last year. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference."

Net Sales. Total net sales increased to $553.1 million for the first nine months of fiscal 1997 from $505.7 million for the first nine months of fiscal 1996, an increase of $47.4 million or 9.4%. Adjusted for the European exchange rate difference, sales increased from last year by 11.3%

Sales from European operations increased from $200.9 million last year to $207.3 million in the current year, an increase of $6.4 million. The exchange rate difference resulted in a $9.5 million decrease in reported sales versus last year. The remainder, an increase of $15.9 million, represents an increase in sales expressed in Belgian francs of 7.9% from last year. Despite a generally weak European economy, sales have increased due to increased market share, increased sales of diversified products, consumer acceptance of new product lines, and a strong summer selling season.

U.S. operations sales increased from $245.8 million last year to $279.0 million in the current year, an increase of $33.2 million or 13.5%. The increase is due to continued broad consumer preference and demand for Samsonite brand products, particularly lines of upright, lightweight softside luggage which were redesigned in fiscal 1996. Additionally, the Company began sales in the third quarter of fiscal 1997 of its new EZ CART(TM) product. Sales from the Company's retail stores increased by $10.1 million or 25.9%, from $39 million last year to $49.1 million in the current year. Same store sales increased by 9.3% from last year.

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

Sales from the International operations increased from $59.0 million last year to $66.8 million in the current year, an increase of $7.8 million or 13.2%. Of the change in revenues from last year, $3.9 million is due to revenue from the sale of McGregor apparel tradenames in certain Pacific Rim countries. The remainder is due primarily to increased sales from the Mexico City manufacturing and distribution company.

Gross profit. Overall gross profit for the first nine months of 1997 increased from last year by $19.5 million. Gross margin increased 0.2 percentage point, from 39.2% last year to 39.4% in the current year.

Gross margins from European operations increased by 1.3 percentage points, from 37.5% last year to 38.8% in the current year. The improvement is due to price increases in selected product lines, declining materials costs, and improving productivity variances compared to last year.

Margins from U.S. operations decreased from last year by 1.0 percentage point from 39.8% last year to 38.8% in the current year. The margin decline is primarily due to lower margins on certain fast selling new product lines, an increase in sales of obsolete goods at low margins, promotional sales of selected products, negative productivity variances caused by the startup of production of new hardside products, and a $0.7 million customer credit given on certain American Tourister sales which were defective. Through the second quarter of fiscal 1997, margins were less than last year by 2.1 percentage points. The improvement as of the end of the third quarter results primarily from discontinuing a promotional sale of selected products, a price increase which was effective October 1, 1996, and product cost improvements.

Gross margin percentages from International operations, excluding the effect of the sale of licenses, decreased from last year for the same reasons given for the decline in U.S. margins.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $20.9 million from the first nine months of fiscal 1996 to the first nine months of fiscal 1997. As a percent of sales, SG&A was 31.5% in the current year and 30.3% last year. Expenses totaling approximately $4.2 million were incurred during the first nine months of fiscal 1997 in connection with establishing the restructuring plan (described elsewhere herein), the cessation of the former CEO's employment, the hiring of new and additional members of the executive management team, and for expenses incurred in excess of the original provision for the consolidation of American Tourister manufacturing facilities. Without such expenses, SG&A would have been 30.7% of sales during the first nine months of fiscal 1997.

European operations SG&A increased by $3.9 million. The exchange rate difference caused SG&A to decrease by $2.6 million. The remainder, an increase of $6.5 million, resulted from an increase in SG&A expressed in Belgian francs of 12.1%. The increase over last year is due to variable selling and distribution expenses, increases in advertising expenses, increases in salaries and employee benefits due to staff additions and increases in group insurance premiums and the impact of credits in the prior year of a reversal of termination benefits accruals, an increase in the provision for doubtful accounts due to financial difficulties of certain customers, and increases in new product development costs.

SG&A for U.S. operations increased by $15.8 million in the first nine months of fiscal 1997 over the same period last year primarily because of increased advertising expenses ($4.0 million), increased retail selling expenses associated with the increase in sales from last year ($6.4 million) , expenses incurred in connection with the cessation of the former CEO's employment ($2.6 million), the retention of new and additional executive management ($2.0 million), increased provision for doubtful accounts ($0.6 million), and consulting fees associated with the restructuring plan ($0.8 million), and a net decrease in various other expenses of $0.6 million.

SG&A for the International operations increased by $1.2 million primarily due to the expenses incurred in new foreign joint venture operations in Singapore, China, and India.

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

Reorganization value in excess of identifiable assets was fully amortized as of June 30, 1996, which accounts for the decrease in amortization of intangible assets from $47.9 million last year to $29.6 million in the current year.

Provision for restructuring operations. See the discussion of this item included elsewhere herein under Results of Operations for the Three Months Ended October 31, 1996 Compared to the Three Months Ended October 31, 1995.

Operating income (loss). Operating results improved from a loss last year of $(2.8) million to income this year of $3.3 million, an increase of $6.1 million. This increase is a result of higher revenues which increased gross profit by $19.5 million from last year and the decrease in amortization of intangibles of $18.2 million, both of which were partially offset by increases in SG&A of $20.9 million and the provision for restructuring of $10.7 million.

Interest income. Interest income decreased from $4.1 million last year to $1.2 million this year. Last year interest income included $2.9 million realized from a note receivable collected in connection with the sale of an investment in a television station. Recurring interest income results from temporary investments of cash on hand and is consistent with last year.

Interest expense and amortization of debt issue costs. Interest expense decreased from $30.9 million last year to $27.1 million this year due to lower levels of outstanding indebtedness in fiscal 1997 and lower average interest rates.

Other, net. See Note 6 to the consolidated financial statements for a comparative analysis of other income (expense), net. The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. Other income for the nine months ended October 31, 1996 includes income from foreign currency transactions of $2.5 million, $0.7 million of which is unrealized at October 31, 1996. The realization of such income is subject to changes in exchange rates during the period prior to the settlement of the forward exchange contracts. Outstanding forward exchange contracts have various settlement dates through January 1998. In the first nine months of last year, such foreign exchange transactions resulted in a loss of $2.7 million.

Other income includes $3,802,000 from the favorable settlement for $200,000 of a claim against the Company by a related party. The Company had previously accrued $4,002,000 for such claim. This claim is part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements included in the 1996 Form 10-K and relates to the claim for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. The contingent liability was recorded as part of the reorganization. The holders of this claim were Apollo and an affiliate of Apollo. Apollo and its affiliates own 45.78% of the outstanding shares of the Company's common stock. See "Legal Proceedings" included elsewhere herein.

Other income in the current year includes $11.1 million from the adjustment of a previously recorded liability. See Note 6(c) to the consolidated financial statements included elsewhere herein for a discussion of this item.

Income taxes. Income taxes increased from $7.5 million last year to $8.6 million in the current year. The increase in tax expense is due to amounts of pretax earnings from European and other foreign operations in the current year versus last year, less nondeductible amortization of intangible assets in the current year, and higher other income in the current year. The relationship between income tax expense or benefit differs from that expected by applying the U.S. statutory tax rate to pretax losses primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state income taxes.

Extraordinary loss. The extraordinary loss of $8.0 million last year resulted from a loss on the early retirement of debt.

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

Net loss. The net loss decreased from $42.2 million last year to $13.6 million this year, a decrease of $28.6 million. The decrease in the net loss is caused by the total of the increases in operating and other income and the decreases in interest income and extraordinary loss, less the increase in income tax expense.

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

One measure of liquidity is commonly referred to as Operating Cash Flow. Operating Cash Flow is defined as operating income adjusted for noncash operating expenses, including amortization and depreciation. The Company believes that Operating Cash Flow provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Operating Cash Flow does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance. Operating Cash Flow for the nine months ended October 31, 1996 and 1995 was computed as follows:

                                              Nine Months Ended October 31,
                                              -----------------------------
                                                1996                  1995
                                              -------               -------
                                                      (In thousands)

Operating income (loss)....................   $ 3,329                (2,811)
Fresh Start Amortization and Depreciation..    31,607                50,167
                                              -------                ------
Operating income before Fresh Start
 Amortization and Depreciation.............    34,936                47,356

Other Amortization and Depreciation........    14,630                12,545
                                              -------                ------
Operating Cash Flow........................   $49,566                59,901
                                              =======                ======

Operating Cash Flow decreased by $10.3 million from last year. Operating Cash Flow in the current year was negatively affected by the one-time effects of the restructuring provision of $10.7 million and expenses totaling approximately $4.2 million incurred during the first nine months of fiscal 1997 in connection with establishing the restructuring plan (described elsewhere herein), the cessation of the former CEO's employment, the hiring of new and additional members of the executive management team, and for expenses incurred in excess of the original provision for the consolidation of American Tourister manufacturing facilities. The Company believes that the current level of Operating Cash Flow is adequate to support its existing credit facilities and service the Company's Series B Senior Subordinated Notes and other long-term obligations.

Another measure of liquidity is net cash provided by operating activities, as reflected in the Consolidated Statements of Cash Flows included elsewhere herein. Net cash provided by operating activities of $10.7 million for the first nine months of fiscal 1997 and $16.4 million in the first nine months of fiscal 1996, reflects net cash provided by operations of the Company after taking into consideration the substantial costs of doing business not reflected in Operating Cash Flow.

The decrease of $5.7 million in cash flows provided by operations, from $16.4 million last year to $10.7 million this year, resulted from an increase of $11.4 million in cash flow used to support working capital and other operating assets, and an increase of $5.7 million in cash flows provided by operations, adjusted for non-operating and non-cash charges.

Cash flow provided (used) by investing activities decreased from $79.5 million last year to $(3.6) million this year. Last year's cash flow included the receipt of $112.0 million from the discontinued water treatment business. Cash flow provided from discontinued operations in the current year resulted from the collection of accounts receivable related to the discontinued apparel business and the collection of a receivable under a tax sharing agreement from the water treatment business which was spun off in fiscal 1996. Cash flows provided by "Other" investing activities includes $5.0 million received in the current year from the substitution of a letter of credit for cash previously held under a contractual escrow arrangement. Capital expenditures were $19.7 million in the current year and $15.9 million last year.

                             SAMSONITE CORPORATION
                               MD&A (CONTINUED)

Cash flows used by financing activities decreased from $(137.3) million last year to $(18.0) million this year, a decrease of $119.3 million. In the current year, cash flow from financing activities includes $10.0 million from the collection of a note receivable from the former CEO which was taken in exchange for 425,532 shares of the Company's common stock in fiscal 1996. Last year's cash flow from financing activities included $105.5 million of debt repayment financed largely by the cash received from the discontinued water treatment business.

At October 31, 1996, the Company had working capital of $122.6 million compared to $99.5 million at January 31, 1996, an increase of $23.1 million. Current assets increased by $20.8 million due to an increase of $40.5 million in accounts receivable and inventory and a net decrease in cash and other current assets of $19.7 million. The increase in accounts receivable and inventories is primarily due to the cyclical nature of the Company's business. Accounts receivable and inventory at October 31, 1996 are higher than at October 31, 1995 by $7.4 million and $19.0 million, respectively, because of higher sales levels in the current year and inventory build up for the EZ CART(TM) and other products in anticipation of the Christmas selling season. Accounts payable are higher at October 31, 1996 by $5.9 million compared to October 31, 1995 due to higher cost of sales and expense levels and improved payables management in current year.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund its operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. At October 31, 1996, the Company had $112.1 million available under its Senior Credit Facility. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

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

                             SAMSONITE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item I - Legal Proceedings
         -----------------

Reference is made to Note 14 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996 which describes litigation, commitments, and contingencies.

Among the items described under Contingent Liabilities to Pension Benefit Guaranty Corporation in that Note 14 was the Company's expectation that it would enter into a final settlement agreement with the Pension Benefit Guaranty Corporation and the sponsors of the Pension Plans (as described therein) to the effect set forth in the McCrory Settlement Agreement (also as described therein) during fiscal year 1997. Such a final settlement agreement was made as of June 20, 1996, and became effective when the Bankruptcy Court entered its order approving the agreement on August 6, 1996. The Company has adjusted the recorded liability for this matter as described in Note 6(c) to the consolidated financial statements included elsewhere herein.

Also in that Note 14, under the heading Contingent Liability with Respect to the Old Notes, reference is made to a claim of approximately $16.4 million for interest on overdue installments of interest on notes payable accruing prior to the commencement of the bankruptcy of the Company's predecessor. The Company recorded a liability of $16.4 million as part of the reorganization. Of this amount, approximately $12.4 million remains recorded in the consolidated financial statements as a liability at October 31, 1996 as a result of the settlement described in Note 6(b) to the consolidated financial statements included elsewhere herein. In a hearing on November 14, 1996, the Bankruptcy Court ruled in favor of the Company on a motion to disallow these claims on the basis that compound interest was not allowed under applicable law at the time the bond contracts were entered into. The ruling is subject to appeal, and the Company has not made any adjustment to the recorded liability pending expiration of the appeal period or completion of the appeal process.

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

None

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)  See Exhibit Index.
(b)  Reports on Form 8-K.
       Form 8-K dated as of November 8, 1996.
       Item 5.  Other Events - Restructuring Program.

                                   SIGNATURE
                                   ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          SAMSONITE CORPORATION
                          (REGISTRANT)



                          BY   /S/ Thomas R. Sandler
                               --------------------------------------------
                               Name:   Thomas R. Sandler
                               Title:  Chief Financial Officer and Treasurer

Date:   December 9, 1996
        -----------------

                             SAMSONITE CORPORATION
                               INDEX TO EXHIBITS

EXHIBIT    DESCRIPTION
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

10.1 Fourth Amendment, dated as of October 15, 1996, to Credit Agreement, dated July 14, 1995, among the Company and the Banks named therein (excluding schedules and exhibits thereto).

10.2 Employment Agreement effective as of August 1, 1996 between the Company and John P. Murtagh.

10.3 Employment Agreement effective as of September 16, 1996 between the Company and Robert P. Baird, Jr.

10.4 Employment Agreement effective as of August 4, 1996 between the Company and James E. Barch.

10.5 Employment Agreement effective as of September 10, 1996 between the Company and Gary D. Ervick.

10.6 Stock Option Agreement effective as of August 1, 1996 between the Company and John Murtagh.

10.7 Stock Option Agreement effective as of September 16, 1996, between the Company and Robert P. Baird, Jr.

10.8 Stock Option Agreement effective as of August 5, 1996 between the Company and James E. Barch.

10.9 Stock Option Agreement effective as of August 21, 1996 between the Company and Gary D. Ervick.

11.1       Earnings Per Share Calculation

21         Subsidiaries of the Company

27         Financial Data Schedule

------------

/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).