Form 10-K
period 1997-01-31
SAMSONITE CORP/FL
filed 1997-04-11
CIK 914478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 31, 1997
                                      OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to _________

                        Commission file number 0-23214

                             SAMSONITE CORPORATION
            (Exact name of registrant as specified in its charter)


                     Delaware                          36-3511556
           (State or other jurisdiction            (I.R.S. employer
          of incorporation or organization)       identification no.)

              11200 East 45th  Avenue
                  Denver, Colorado                       80239
       (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code: (303) 373-2000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

     As of April 7, 1997, the registrant had outstanding 20,349,708 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on April 7, 1997, as reported on the Nasdaq National Market was approximately $419.2 million. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No
     ---       ---

INDEX


PART I                                                                                  Page
Item 1.          Business...............................................................   3

Item 2.          Properties.............................................................  14

Item 3.          Legal Proceedings......................................................  14

Item 4.          Submission of Matters to a Vote of Security Holders....................  14

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters..  15

Item 6.          Selected Financial Data................................................  16

Item 7.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations............................................  19

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk.............  27

Item 8.          Financial Statements and Supplementary Data............................  27

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................  27

PART III

Item 10.         Directors and Executive Officers of the Registrant.....................  28

Item 11.         Executive Compensation.................................................  31

Item 12.         Security Ownership of Certain Beneficial Owners and Management.........  45

Item 13.         Certain Relationships and Related Transactions.........................  48

PART IV

Item 14.         Exhibits, Financial Statement Schedule, and Reports on Form 8-K........  49

Signatures       .......................................................................  50

Index to Consolidated Financial Statements and Schedule.................................  F-1

Exhibit Index...........................................................................  E-1


                                    PART I

ITEM 1.   BUSINESS

GENERAL

          Samsonite Corporation (the "Company") is one of the world's largest manufacturers and distributors of luggage. The Company markets its products primarily under the Samsonite(R), American Tourister(R) and Lark(R) brand names. The Samsonite brand enjoys worldwide recognition and is the leading brand of luggage products in the United States and Europe. American Tourister is the second most recognized brand of luggage in the United States. Following the Company's acquisition of American Tourister in 1993, the Company introduced the American Tourister brand in Europe. The Lark brand is well-recognized in the United States and competes in the premium segment of the luggage market. Samsonite and American Tourister luggage products have been manufactured and sold continuously since the 1930's.

          The Company's fiscal year ends on January 31 and references to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1997" refers to the 12 months ended January 31, 1997.

          With sales of $741.1 million for fiscal 1997, the Company is a major factor in the worldwide luggage market. Competition in the luggage market is highly fragmented with the vast majority of individual competitors having less than 10% of the Company's annual luggage sales. Samsonite offers the broadest range of products in the luggage industry, including hardside suitcases, softside suitcases, garment bags, casual bags, hardside and softside business cases and other travel bags. Many of today's most successful luggage products and features-such as suitcases with a built-in luggage cart; full- featured, structured garment bags; ultra-light, softside suitcases; and innovative wheel systems-were introduced or popularized by Samsonite. Hardside suitcases accounted for approximately 32% of the Company's sales in fiscal 1997. As a result of recent improvements in Samsonite's proprietary molding technology and design, the Company now offers consumers who prefer the greater protection and security of hardside luggage, hardside suitcases that are lighter in weight and comparable to softside products in terms of interior organization features. Softside products (excluding business cases), which accounted for approximately 54% of the Company's sales in fiscal 1997, appeal to consumers because of their light weight, flexibility and convenience for a variety of purposes.

          The Company's products are sourced through a global network consisting of 11 Company-operated manufacturing facilities and various third-party suppliers throughout the world. By operating its own facilities to produce hardside luggage and more complex softside products, the Company is better able to control manufacturing quality and to achieve shorter product introduction lead times and lower delivery costs. In addition, the Company takes advantage of its global sourcing capabilities by opportunistically buying basic products from various countries when their product costs or exchange rates are particularly favorable. The Company produces substantially all of its hardside products in Company-operated plants in the United States, Belgium and France. Approximately 60% of the Company's softside products are sourced from qualified vendors located principally in the Far East, Eastern Europe and the Dominican Republic, with the balance produced by the Company in the United States, Belgium, Italy, Mexico, Spain and Hungary.

          The Company's marketing and distribution strategy focuses on the broad middle segment of the luggage market. In the United States, the Samsonite brand has historically been positioned as high quality, innovative luggage, targeted at frequent business travelers; the American Tourister brand has been positioned as quality luggage at an affordable price; and the Lark brand has been positioned as premium luggage targeted at first and business class travelers. In Europe, the Samsonite brand enjoys more of a premium image than in the United States, and is targeted at first class and frequent business travelers.

          The Company's products are sold throughout the world in more than 100 countries through approximately 23,000 retail outlets, including department and specialty stores, catalog showrooms, mass merchant retailers and warehouse clubs. As of January 31, 1997, the Company also distributed products through 149 Company-owned retail stores in the United States and two Company-owned premium luggage stores in Europe. In addition, Samsonite licenses its trademark for use on non-luggage products such as travel accessories, personal leather goods, handbags and furniture. These products are made and sold primarily by independent licensees which pay royalties to Samsonite.

BUSINESS STRATEGY AND NEW GROWTH INITIATIVES

          Management believes that the Company's leading position in the global luggage industry is due to its widely recognized brand names, broad range of innovative luggage products and global manufacturing and distribution network. In addition, the substantial cash flow generated by the Company is available for investments in product development, advertising and marketing.

          With the hiring of a new chief executive officer in May 1996, the Company began implementation of a series of strategic initiatives intended to improve Samsonite's economic performance and strengthen its leadership position in the worldwide luggage market. The Company's key strategies to increase revenue and net income and realize the full potential of Samsonite's global brands include the following:

          . Improved Management Team and Organizational Structure. Samsonite has formed a new management team which consists of Company veterans with extensive luggage experience and new managers who have broad experience in the marketing of branded consumer products as well as successful track records at other globally branded consumer products companies. See "Directors and Executive Officers of the Registrant." This management team is now leading a more streamlined and effective category-based organization. This organizational structure is designed to manage the Company's business around two product categories - hardside and softside luggage - as opposed to focusing separately on the Company's three key brands. In the Americas, these categories are supported by a separate sales and distribution function.

          . Improve the Cost Structure and Work Practices. Samsonite is making further changes which will reduce staffing levels as well as improve systems and controls to reduce costs, while achieving greater effectiveness. During 1996, the Company implemented two restructuring programs designed to achieve the consolidation of American Tourister and to effect other consolidations and staffing reductions relating principally to the change to a category-based management structure. Management estimates that these restructurings will yield approximately $16 million of annual cost reductions by the fourth quarter of fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company has created a new organization for sourcing products and raw materials on a global basis and is in the process of standardizing products and components worldwide. These sourcing and standardization actions are designed to simplify operations and are expected to yield additional cost reductions.

          . Develop a New, Integrated Global Product and Pricing Architecture. The Company has developed a new global product and pricing architecture which it believes will provide a more complete assortment of consumer-preferred products, features and styles at a broad range of price points for each key channel of distribution in each major market throughout the world. The new product and pricing architecture largely represents an adaptation of Samsonite's successful European product line-up which includes more upscale product offerings. This strategy is designed not only to improve the Company's margin structure, but also to strengthen the premium brand image of the Samsonite brand, particularly in North America. As part of the new product architecture, Samsonite will offer a wider array of style-coordinated hardside and softside luggage products. Further, by using a simpler, more uniform global product architecture, the Company will be able to shorten product cycle times, which will permit innovations to be introduced more rapidly throughout the Company's worldwide markets. For example, during fiscal 1997, Samsonite introduced the EZ CART (TM) suitcase, a new concept in softside luggage, in the United States simultaneously across the Samsonite, American Tourister and Lark brands. This new product is an upright, softside suitcase with a balanced, four-wheel system designed to be more maneuverable with less effort, and to take the weight off the traveler's arm and transfer it to the floor. The EZ CART (TM) product is expected to be introduced in Europe and the Far East within the next six to nine months; and a carry-on size is expected to be introduced in the United States.

          . Accelerate Sales Growth. In addition to exploiting Samsonite's new global product architecture to more quickly and cost effectively introduce new consumer-preferred features and product designs across all brands worldwide, the Company has developed a number of additional initiatives intended to accelerate profitably the Company's revenue growth:

            Expand Product Offerings In Casual and Business Bag Segments. The new global product architecture includes more entries in casual bags and business cases to expand the Company's sales in these two growth categories. This strategy has already proven to be successful for Samsonite in Europe and Japan.

            Strengthen Marketing. Samsonite plans to expand its presence in the worldwide luggage market from both a consumer and trade standpoint through improved consumer marketing. This marketing program is intended to include more consumer-preferred products, styles and features, more effective global advertising at higher investment levels, strengthened point-of-sale support and better customer service. In connection with its shift to a category-based management structure, for the first time in November 1996, advertisements introducing the EZ CART (TM) suitcase in the United States identified Samsonite, American Tourister and Lark as a family of brands, each offering a version of this innovative new product.

            Broaden Channels of Distribution. The Company plans to increase its presence in channels of distribution in which it believes it is under-represented by using targeted marketing and sales efforts tailored to each channel of distribution. In addition, the Company intends to exploit its manufacturing and sourcing leverage by aggressively pursuing opportunities to sell American Tourister products in mass retailers and other high volume potential channels throughout the world.

            Continue Worldwide Expansion. The Company plans to continue expansion worldwide in countries where growing economies and reduced political and trade barriers provide opportunities for long-term growth. Samsonite currently is expanding its presence in emerging foreign markets, including markets in China, India, South America and the Pacific Rim. In the first quarter of fiscal 1997, a joint venture with a local partner to distribute Samsonite products in Singapore and Malaysia began operating successfully. In addition, through joint ventures with local partners in India and China, the Company plans to manufacture and distribute Samsonite products in these countries beginning in fiscal 1998. The Company has formed a joint venture with its Argentine distributor to manufacture and distribute Samsonite products in Brazil and other major South American markets beginning in fiscal 1998.

            Accelerate Company-owned Retail Store Sales Growth. The Company intends to increase its retail outlets as well as broaden and strengthen its retail operations. In October 1996, Samsonite began marketing all three of the Company's key brands throughout its Company-owned luggage stores in the United States which had previously sold only American Tourister luggage. In addition, Samsonite is adopting best operational and merchandising practices designed to reduce costs and increase sell-through. Sales have continued to accelerate in the Company's retail operations, thereby increasing positive operating cash flow.

      .    Improve Return on Equity and Continue to Strengthen the Balance
  Sheet. The Company has implemented a comprehensive strategy to reduce leverage and improve return on equity, including the possible divestiture of various non-core assets. To better manage working capital, the Company has negotiated new extended payment terms with most of its major vendors, and is accelerating the collection of accounts receivable and reducing inventory levels through SKU reductions, as well as better requirements forecasting. In addition to the reduction of debt by $20.3 million in fiscal 1997, the Company has reduced debt by approximately $128 million in February 1997 as the result of the completion of a public stock offering. The Company expects these actions, combined with the other strategic initiatives, to result in lower interest costs and an improved return on equity in fiscal 1998.

THE LUGGAGE MARKET

          The worldwide luggage market covers a wide range of products, values and price points. At the highest end of the market are luxury products (such as LouisVuitton and Gucci) that have prestige identities and high prices. Beneath the luxury segment is the broad middle band of the luggage market in which products are differentiated by features, brand name and price. Within this band, unit sales volumes are largest at the middle and lower prices and product differentiation decreases with price level.

At the low end of the luggage market, unbranded products with few, if any, differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price.

          In the United States, luggage is sold to consumers through (i) traditional retail distribution channels, including department and specialty luggage stores; (ii) catalog showrooms; and (iii) discount retail distribution channels, including mass merchants, warehouse clubs and factory outlet stores. As of January 31, 1997, Samsonite operated 149 Company-owned retail stores in the United States. These stores, which previously focused on selling American Tourister brand products, recently have started selling all three of Samsonite's primary brands. Samsonite's sales in the United States increased by 13.6% in fiscal 1997 compared to fiscal 1996.

          In Europe, luggage is sold to consumers primarily through traditional distribution channels. In the European discount channels, the Company is distributing several product lines, including its American Tourister brand. Samsonite's sales (expressed in local currency) in Europe increased 8.8% in fiscal 1997 compared to fiscal 1996.

PRODUCTS

          The Company offers the broadest range of products in the luggage industry, including hardside suitcases, softside suitcases, garment bags, casual bags, hardside and softside business cases and other travel bags. Hardside suitcases and business cases typically consist of a two-piece rigid plastic shell held together by a hinge. The plastic shells for hardside cases are made by injection molding or vacuum forming, some of which use Samsonite's proprietary technology and designs. Softside suitcases and structured garment bags are constructed of a flexible fabric stretched over a rigid frame. Garment bags are designed to hold hanging garments, such as suits and dresses, and can be opened while hanging up. Casual bags include duffle bags and other bags that do not have a rigid frame. Business and attache cases are constructed of both softside or hardside materials. The following table sets forth the percentage of the Company's fiscal 1997 revenues from sales of luggage and travel-related products by product type:


       Softside suitcases......................   35%
       Hardside suitcases......................   32
       Casual bags (softside)..................   10
       Garment bags (softside).................    9
       Business cases (hardside and softside)..    4
       Other products (primarily non-luggage)..   10
                                                 ---
                                                 100%
                                                 ===

     The Company sells a full range of luggage products under each of its Samsonite, American Tourister and Lark brand names. Although the positioning of the Company's brands and its target consumers vary somewhat from market to market, the Company generally markets its brands to four consumer segments: premium, business, leisure and discount. Product lines within each brand are designed to appeal to targeted consumer groups. The following table sets forth, for each of the Company's principal luggage brands, its historical market position and targeted consumer in the United States and Western Europe.


Brand Name            Market Position                                               Target Consumer
----------            ---------------                                               ---------------
Samsonite             Top quality luggage with consumer-preferred features (also    Business/frequent traveler (also
                      positioned as premium luggage with attractive styling in      premium traveler in Western Europe)
                      Western Europe)

American Tourister    High quality luggage offering contemporary and casual         Active traveler/"youthful" lifestyle
                      designs for active or younger lifestyles and extra features

Lark                  Premium luggage for upscale consumers with luxurious          First and business class traveler
                      styling and best features

Other brands          Branded luggage for price conscious                           Discount luggage consumer
                      consumers

     During the fourth quarter of fiscal 1997, the Company adopted a category management organizational structure in order to better focus on the various segments of consumer needs. This organizational structure is intended to facilitate management of the Company's business around two product categories - hardside and softside luggage. In the Americas, these categories are supported by a separate sales and distribution function. Category-based management will help to better identify and implement operational, marketing and cost improvements across all Samsonite's brands simultaneously.

     As a result of its development and implementation of a new product and pricing architecture, Samsonite has begun introducing globally new hardside and softside products in order to provide a more complete assortment of product offerings at a broad range of price points. In addition, the Company's new product architecture offers style coordinated pieces of hardside and softside luggage and casual bags so that the consumer can select from both types of luggage with matching or complementary styling. The new architecture focuses on the Company's primary brands, Samsonite, American Tourister and Lark, while reducing emphasis on many of the secondary names previously in use (such as Samsonite Silhouette, American Tourister Paradigm and Samsonite Epsilon). Thus, consumers will have a broader selection of improved luggage products, will be able to coordinate hardside and softside pieces of luggage to meet their travel needs, and will select their Samsonite, American Tourister or Lark product from a portfolio offering a wider spectrum of prices, features and styling levels.

     Hardside Luggage. The Company manufactures virtually all of its requirements for hardside luggage in its own factories. Hardside luggage is sold under the Samsonite brand globally; in the United States, it is also sold under the American Tourister brand. Hardside luggage products provide greater protection and security than softside while offering similar features to assist interior organization and packing and enhance mobility and portability. These features reflect the results of extensive market research and consumer testing to determine the approaches to best meet consumer needs. Both in Europe and in the United States, hardside products are offered in several lines, each including a variety of sizes and styles of hardside luggage pieces with differing features.

     In Europe, premium suitcases may sell at retail for up to US$500 per suitcase. Some of the popular Samsonite-branded hardside lines in Europe include the Samsonite System 4 Deluxe and System 4 Art lines, both priced at the higher end of the market, the Samsonite Epsilon(R) lines priced in the upper-middle range of the luggage market, and Samsonite Oyster products priced in the lower end of the middle of the market. In the United States, the Samsonite-branded hardside products include the Silhouette(R) series in the upper-middle range of the market and the lower-priced Epsilon(R) products. In the Americas, Samsonite plans to reintroduce the Oyster products at the lower end of its market, to reposition Epsilon(R) products to the middle of the pricing structure and to introduce a higher end line positioned similar to its European System 4 Deluxe products. As a result, Samsonite's product and pricing architecture in the Americas will be similar to its successful European architecture. Product names are being converted to a numbered series (e.g., the System 4 Deluxe will become "Samsonite Series 900").

     Globally, Samsonite distributes and sells hardside suitcases which include features to facilitate transport. These include the patented Piggyback(R) product which incorporates a luggage cart, an extendable handle and a strap allowing additional bags to be attached and transported. As a result of proprietary improvements in molding technology and design, Samsonite is introducing new hardside luggage which incorporates lighter weight and improved interior organization features. The Company will be introducing a hardside suitcase incorporating the four-wheel upright design features from the Company's new EZ CART (TM) softside suitcase.

     Softside Luggage. The softside luggage category includes suitcases, garment bags (both structured and unstructured), softside business cases, casual bags, and duffels. The Company sources more than half of its requirements for softside luggage and other bags from numerous independent suppliers located worldwide, and produces the balance of its requirements in its own facilities located in several countries. As with the hardside products, the Company has introduced a number of innovative features in its softside products in response to consumer needs for better interior organization, ease of use, mobility and portability. The softside products are sold under all of the Company's major brands, Samsonite, American Tourister, Lark and some secondary brands. Globally, the softside products are grouped into product lines with a variety of matching or complementary suitcases, garment bags and other bags.

     The softside luggage products include many consumer-preferred features. The Samsonite Ultravalet(R) garment bag provides many separate pockets to facilitate organization of clothing and a reverse folding feature to reduce wrinkling of clothing on hangers. The Ultravalet(R) garment bag has been introduced with an extendable handle and wheels to provide an Ultravalet "Garment Bag with Wheels" incorporating its own transport system. American Tourister's Paradigm(R) line features a pullman suitcase with a patented "Easy Turn(R)" center mount wheel system making the suitcase less likely to overturn while in motion. The Paradigm suitcase also features attractive styling, sophisticated internal design, and generous capacity to facilitate organization and packing of contents. In 1996, American Tourister introduced its Cadence product with the patented Tourister Carry System allowing the upright suitcase to be the foundation for conveying on wheels other pieces of luggage in a secure and stable manner. Samsonite has introduced an ultralite line of softside products, providing the features desired by consumers in a lighter weight design.

     The Lark brand in the United States, positioned for the premium market, includes a full line of softside suitcases, garment bags, and casual bags with top quality materials, some of the best features found in the Company's other product lines, as well as some additional features. The Lark products incorporate brass-plated hardware, leather trim and handles, and luxurious fully-lined interiors for an elegant appearance.

     During fiscal 1997, Samsonite introduced the EZ CART (TM) suitcase, a new concept in softside luggage, in the United States simultaneously under the Samsonite, American Tourister and Lark brands. The new product is an upright, softside suitcase with a balanced, four-wheel system designed to be more maneuverable with less effort, and to take the weight off the traveler's arm and transfer it to the floor. The EZ CART (TM) product has a shelving feature to allow the suitcase to be packed and used upright, and includes a "suiter" for transporting suits or dresses on hangers, a retractable handle design so the suitcase can be maneuvered by pushing or pulling and a means to attach other bags for transporting.

     Product names for softside luggage products are also being converted to the same numbered series to assist consumer understanding of product features and values.

     Other Luggage Brands. Samsonite utilizes its global manufacturing and product sourcing leverage to compete in the high-volume, discount channels of retail distribution by marketing luggage products under a number of secondary brands and retailer-labels. These hardside and softside luggage products are generally lower-priced than the Company's Samsonite, American Tourister, and Lark products, and usually provide fewer features. Samsonite's secondary brands include Magnum and Royal Traveler in Europe, Tauro in Spain, and Azzura and Bogey in Italy. Samsonite also plans to expand the uses of the American Tourister brand in the mass merchant and discount channels.

     Licensed Products. The Company licenses its brand names to third parties primarily for the sale of non-luggage products. In addition to the licensed Samsonite and American Tourister brand products, such third parties generally distribute other, non-Samsonite products. Currently, licensed products distributed by the Company or by third party licensees include furniture products, travel accessories, photo and audio storage gear, personal leather goods, ladies handbags, tool organizers, umbrellas, binoculars, pet carriers and juvenile products. Revenue from royalties for licensing the use of Company-owned brand names (including apparel brands) totaled approximately $20.5 million in fiscal 1997.

     New Product Design and Development. The Company devotes significant resources to new product design and development. Most of the Company's products have either been introduced or substantially redesigned since 1990. The Company uses market research to identify consumers' luggage needs and then develops product features that are intended to address these needs. The Company has introduced or popularized many of today's most successful luggage products, such as suitcases with built-in luggage carts; ultra-lightweight, softside suitcases; full-featured, structured garment bags; and innovative wheel systems. In fiscal 1997, the Company introduced the EZ CART (TM) suitcase, which has a four-wheel system designed to be more maneuverable with less effort. The Company believes the continual development and introduction of products with innovative features contribute to brand awareness and product differentiation.

DISTRIBUTION

     The Company's products are sold in more than 100 countries throughout the world through approximately 23,000 retail outlets, including department and specialty stores, catalog showrooms, mass merchant retailers, warehouse clubs, 149 Company- owned stores in the United States and two Company-owned stores in Europe. The Company distributes its products through all major distribution channels in the United States and primarily through traditional distribution channels in Europe.

     North America. The Company sells its Samsonite brand products in North America primarily through department stores and luggage specialty stores, and through catalog showrooms and national retailers such as JCPenney, Sears and Montgomery Ward. The acquisition of American Tourister in 1993 increased the Company's presence in the discount channels, such as mass merchants, warehouse clubs and factory outlets, which are becoming increasingly important in the distribution of luggage. As a result of the strength of its brand names and its targeted marketing strategy, the Company is able to distribute one or more full lines of luggage under each of its principal brand names across different channels of distribution without selling the same product line in more than one channel. In addition, the Company sells luggage products (known as "exclusive label" products) designed exclusively for each of a number of department store and specialty retailing customers and bearing special labels coupled with the Samsonite brand name.

     The following table sets forth the percentage of the Company's United States revenues by distribution channel for fiscal 1997:


        Department/specialty stores...........................  44%
        Company-owned stores..................................  22
        Exclusive label.......................................  15
        Catalog showrooms.....................................  10
        Mass merchants........................................   6
        Warehouse clubs.......................................   3
                                                               ---
                                                               100%
                                                               ===


     In September 1996, as part of its category-based management structure, Samsonite formed a separate sales and distribution organization to improve the focus of all sales and distribution efforts in the United States and Canada. The new organization includes all sales, product warehousing and distribution, sales planning and forecasting functions, as well as Samsonite's retail stores and Samsonite's Legacy division (which markets luggage products to discount channels). As a result, all relations with customers are focused within one organization.

     The Company has a direct sales force of approximately 75 persons that serves approximately 10,000 stores in the United States. In coordination with its key customers, the Company develops exclusive label product lines, coordinates promotional strategies and establishes merchandise resupply objectives. The Company employs electronic order gathering and fulfillment systems that enhance the Company's level of customer service. Combined with automatic electronic order entry, these systems can increase sales by minimizing stockouts at the retail level, help the retailer reduce inventory holding and purchasing costs, and increase inventory turnover. Over 60% of Samsonite luggage sales in the United States are derived from orders received through this electronic system.

     As of January 31, 1997, the Company operated 149 retail stores in the United States, making it one of the largest luggage retailers. Operating its own retail outlets allows the Company to test-market new luggage and to more efficiently reduce excess inventory positions. Additionally, the Company plans to use its retail stores to test-market travel accessories and non-luggage products that it may produce and/or distribute as part of its licensing efforts.

     Europe. The Company distributes its Samsonite brand products in Europe through specialty luggage stores and department stores. Samsonite brand products are generally not distributed through the discount retailers in order to preserve the premium image of the Samsonite brand in Europe. The Company's American Tourister brand has been introduced in Europe to help balance the Company's retail distribution in each of the primary retail channels and is being used to establish a single pan-European brand name in the discount channel.

     The Company services over 11,000 stores in Europe through a direct sales force and product demonstrators of approximately 120 persons which transmits orders by computer to a central distribution facility in Belgium. The Company delivers its products to its European retailing customers through a proprietary pan-European distribution network developed at the Company's European headquarters. Orders received electronically from the Company's sales force are processed centrally in Belgium using specialized software created by the Company which deals in the national currency of each of the Company's customers, making it capable of billing customers in their local currency. Its integration with a centralized shipping facility, electronic order entry and preparation of all paperwork necessary for multiple cross-border deliveries permits delivery of products within five days after an order is placed. To complement its direct sales force, the Company also sells to other European markets through distributors and agents located in over 20 countries. Such distributors and agents, as well as those mentioned under "International" below, handle various non-luggage products in addition to the Company's products. In general, they sell the Company's products pursuant to agreements whereby they do not handle luggage other than the Company's products in exchange for the Company's commitment not to deal with other distributors and agents in their territory.

     International. In markets outside the United States and Western Europe, the Company primarily sells its products directly, through agents and distributors, and under license. The Company entered the Japanese market in 1964 through a licensing arrangement with Ace Luggage Company ("Ace"), Japan's principal luggage manufacturing company. Samsonite brand products made by Ace are sold primarily in department stores throughout Japan. Products sold in international markets are shipped from the United States, Western Europe or Asia depending upon product type, availability and exchange rate. In some instances, the Company has entered new markets through third party distributors and has acquired these third party distributors as markets have matured. The Company currently has joint ventures in Singapore, India, Brazil and China. In India and China, the ventures are currently building manufacturing facilities and expect to commence production and distribution of Samsonite luggage in mid fiscal 1998. The Company has started a joint venture with Samsonite's current distributor in Argentina, to distribute Samsonite products in Brazil and other major South American markets in fiscal 1998.

ADVERTISING AND MARKETING

     The Company commits substantial resources to aggressive brand advertising programs that promote the features, durability and quality of the Company's products and target particular segments of the luggage market based on consumer demographics. The Company incurred approximately $54 million worldwide for advertising and other related expenses in fiscal 1997 and has incurred approximately $40 million per year on average during the last four years. A 1994 market survey conducted by an independent survey organization engaged by the Company indicated that over 93% and 79% of travelers surveyed in the United States recognized the Samsonite and American Tourister brand names, respectively, compared to less than 15% for the next most recognized luggage brand. This market survey was conducted by asking adults who made at least one overnight trip during the previous six months to recognize a brand of luggage when presented with a list of luggage brands. Similar surveys show that recognition of the Samsonite brand name in most major Western European countries ranges from 60% to 80%.

     The Company's marketing and distribution strategy focuses on the broad middle segment of the luggage market. In the United States, the Samsonite brand has historically been positioned as high quality, innovative luggage, targeted at frequent business travelers; the American Tourister brand has been positioned as quality luggage at an affordable price; and the Lark brand has been positioned as premium luggage targeted at first and business class travelers. In Europe, the Samsonite brand enjoys more of a premium image than in the United States, and is targeted at first class and frequent business travelers.

     Reinforcing the Company's marketing strategy, Samsonite brand advertising highlights innovative features and benefits of products that meet the needs of business and frequent travelers. Samsonite advertisements run on television, in news weeklies and in inflight and business publications during key consumer purchase periods throughout the year. The Company also helps its retailing customers coordinate their advertising with the Company's national advertising campaigns.

     The Company's advertising campaign in Europe uses television, print and billboards to promote an image of high quality and style and highlights the newest and most innovative products. The Company was the first luggage company in Europe to use television to advertise and build brand awareness.

     As part of the implementation of its new strategic initiatives, Samsonite plans to expand its presence in the worldwide luggage market from both a consumer and trade standpoint through improved consumer marketing. This marketing program is expected to include more consumer-preferred products, styles and features, more effective global advertising at higher investment levels, strengthened point-of-sale support and better customer service. In connection with its shift to a category-based management structure, for the first time in November 1996, advertisements introducing the EZ CART (TM) suitcase in the United States identified Samsonite, American Tourister and Lark as a family of brands, each offering a version of this innovative new product.

MANUFACTURING AND SOURCING PRODUCTS

     The Company's global sourcing network consists of 11 Company-operated manufacturing facilities and various third-party suppliers located principally in the Far East, Eastern Europe and the Dominican Republic. By operating its own facilities to produce hardside luggage and more complex softside products, the Company is better able to control manufacturing quality and reduce lead times and delivery costs. The Company's global sourcing network also enables it to opportunistically source less complex products from countries with low product costs and favorable currency exchange rates. Company-operated manufacturing facilities are located in Belgium, France, Hungary, Italy, Mexico, Spain and the United States. In fiscal 1997, approximately 59% of the Company's sales revenues were from products manufactured at its own facilities.

     The Company manufactures all of the hardside luggage products that it distributes. Major hardside production facilities are located in Denver, Colorado and Oudenaarde, Belgium, with limited hardside production facilities located in Henin-Beaumont, France. Hardside products are made by molding plastic resins to form a two-piece shell. Handles, locks and other features are attached to the shell and the halves are joined by a hinge. In fiscal 1997, approximately 40% of the Company's revenues from softside luggage products were from products manufactured at the Company's own facilities. Softside suitcases are made by stretching a synthetic material over a rigid metal or plastic frame. Casual bags are made of the same synthetic materials but do not have rigid frames. The Company employs approximately 6,000 people in the manufacture of hardside and softside luggage.

     The Company sources the remainder of its luggage products primarily from the Far East, Eastern Europe and the Dominican Republic. The Company believes that the significant volume of its softside luggage purchases has enabled it to obtain a reliable supply of high quality, low cost products and prompt order fulfillment. The Company is able to select different third-party suppliers to take advantage of changes in manufacturing, payment terms and shipping costs. The Company does not rely on any single third-party supplier, the loss of which would be material to the Company.

     In September 1996, Samsonite implemented centralized direction and coordination of all sourcing of finished products globally. The Company plans to achieve maximum advantage from its purchasing leverage by aggregating orders from the Company's different locations and by better planning and timing its requirements and purchases. Manufacturing processes and materials and component supply arrangements are factored into new product design or existing product improvements. As a result, products are designed to be manufactured more efficiently.

     The Company has started a major effort to standardize its products around the world. Components also will be standardized to the extent practicable without sacrificing product quality and consumer-preferred product attributes. This standardization will reduce product variations across brands and markets, thus simplifying the Company's operations, reducing costs and reducing working capital requirements.

     The Company maintains a rigorous quality control program. Products are designed to assure durability and strength, and a prototype of each new product is put through a series of simulation and stress tests. In the Company's manufacturing facilities and its Asian sourcing office, it uses quality control inspectors, engineers and lab technicians to perform inspection and laboratory testing on raw materials, parts and finished goods.

     In January 1996, the Company initiated a plan to restructure the manufacturing and some administrative functions of its American Tourister division. The restructuring included moving American Tourister's hardside luggage manufacturing operations from Jacksonville, Florida to the Company's Denver facility and consolidating some administrative functions. A provision for the restructuring of $2.4 million was charged to expense during the fourth quarter of fiscal 1996. This restructuring was completed in September 1996. Annual cost savings from this restructuring are estimated to be $3.3 million. In October 1996, the Company announced a restructuring and consolidation involving its businesses around the world. Major components of the restructuring plan, which is planned to generate savings of $12.7 million when fully implemented in late fiscal 1998, include consolidation of hardside manufacturing to Denver from Canada and Mexico, reduced staffing levels, completion of consolidation of American Tourister, and consolidation of offices and functions in Europe and the Far East. A provision of $10.7 million was charged to expense in the third quarter of fiscal 1997.

COMPETITION

     Competition in the luggage market is highly fragmented with the vast majority of individual competitors having less than 10% of the Company's annual luggage sales. In the United States, the Company competes based on brand name, consumer advertising, product innovation, quality, differentiation, customer service and, to a lesser extent, price. Price is more important at the lower end of the luggage market where fewer differentiating features are offered. Management of the Company believes that no luggage manufacturer, other than Samsonite, has more than 10% of the United States luggage market. In Europe, the Company competes based on its premium image, brand name, product quality, access to established distribution channels and new product offerings. The Company's principal competition in softside luggage in both Europe and the United States markets is private label luggage manufactured in low labor cost countries, primarily in Asia. The manufacture of softside luggage is labor intensive but not capital intensive, so that the barriers to entry by additional competitors are relatively low. At the very low end of the market is non-brand name luggage, characterized by non-differentiation of features, low margins and high sales volume.

CUSTOMERS

     Customers include most major department stores in the United States and Europe which carry luggage, most specialty stores featuring luggage products, and many other retailers (mass merchants, discounters and other retailers). Samsonite also sells directly to consumers through its 149 owned retail stores in the United States and two owned retail stores in Europe, as of January 31, 1997. The Company is not dependent on any single customer, and no single customer accounts for more than 5% of the Company's revenues.

TRADEMARKS AND PATENTS

     Trademarks and patents are important to the Company. The Company is the registered owner of its Samsonite, American Tourister, Lark and other luggage trademarks and has approximately 2,111 trademark registrations in the United States and abroad, as of January 31, 1997. The Company also owns approximately 200 United States patents and approximately 597 patents in selected foreign countries. In addition, the Company has approximately 356 patent applications pending worldwide. The Company pursues a policy of seeking patent protection where appropriate for inventions embodied in its products. The Company's patents include American Tourister's Easy Turn(R) wheel system and Samsonite's Piggyback(R), Ultravalet(R) and Oyster luggage. Although some companies have sought to imitate some of the Company's patented products, Samsonite has generally been successful in enforcing its intellectual property rights.

EMPLOYEES AND LABOR RELATIONS

     At January 31, 1997, the Company had approximately 7,600 employees worldwide, with approximately 2,300 employees in the United States and approximately 5,300 employees in other countries. In the United States, approximately 650 employees are unionized under a contract which is renewed every three years. The Company employs approximately 2,000 workers in its six European manufacturing plants located in Belgium, France, Spain, Italy and Hungary. Union membership varies from country to country and is not officially known to the Company; however, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year duration. The Company believes its employee relations are good.

BACKGROUND; FORWARD-LOOKING STATEMENTS

     Prior to July 14, 1995, Samsonite was a principal subsidiary of Astrum International Corp. ("Astrum"), a holding company whose wholly-owned subsidiaries were Samsonite, Culligan Water Technologies, Inc. ("Culligan"), a manufacturer of water purification and treatment equipment, and McGregor Corporation ("McGregor"), a manufacturer and distributor of apparel products and a licensor of apparel brand names.

     During the fourth quarter of fiscal 1995, Astrum adopted a plan to sell or otherwise discontinue McGregor's apparel manufacturing business and to separate Culligan from Astrum's other businesses, principally Samsonite. This was accomplished through the following series of events:

     .   The McGregor apparel manufacturing and distribution businesses were discontinued.

     .   The Company and Culligan entered into separate new credit facilities on
  July 14, 1995. With borrowings under its new credit facility, Culligan made a $112 million payment to the Company. The Company used the payment from Culligan along with the proceeds from newly issued senior subordinated notes and borrowings under its new credit facility to redeem the Company's previously outstanding 11 1/2% Senior Secured Notes.

     .   On July 14, 1995, Astrum merged with Samsonite Corporation and changed its name to Samsonite Corporation.

     .   On September 12, 1995, the Company distributed all outstanding Culligan common stock to the Company's shareholders, thereby separating Culligan from Samsonite.

     Certain statements under the captions "Business Strategy and New Growth Initiatives" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors included, among others, the following:
general economic and business conditions; industry capacity; changes in customer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; the loss of any significant customers; changes in interest rates; and various other factors beyond the Company's control.

     The forward-looking information referred to above includes, but is not limited to, estimated annual cost savings resulting from the consolidation and restructuring programs described herein. In addition to the risks, uncertainties and other factors referred to above which may cause actual amounts to differ materially from estimated amounts, such estimates of annual cost savings are based on various factors and were derived utilizing numerous important assumptions, including (i) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance cost levels, while maintaining work flow in the business areas affected, (ii) the assimilation of American Tourister and other production in Samsonite's Denver facility without disruption to distribution activities and
(iii) subleasing vacated facilities within anticipated time frames at anticipated sublease rent levels. The failure of these assumptions to be realized may cause the actual annual cost savings to differ materially from the estimates.

ITEM 2.  PROPERTIES

   The following table sets forth certain information relating to the Company's principal properties and facilities. All of the Company's manufacturing plants, in the opinion of the Company's management, have been adequately maintained and are in good operating condition. In fiscal 1997, approximately 40% of the Company's revenues from softside products were from products manufactured at the Company's own facilities. Revenues from hardside products are generally all from products manufactured at the Company's own facilities. The Company believes that its existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle sales volumes for the foreseeable future. The Company's headquarters in Denver shares the same location as a manufacturing facility.


                                                           Approximate
                                 Owned or                 Facility Size
       Location                   Leased              (thousands of sq. ft.)
       --------                  --------             ----------------------

       Denver, CO..............  Owned/Leased                     1,279
       Tucson, AZ..............  Owned/Leased                        63
       Jacksonville, FL........    Leased                           390
       Warren, RI..............    Leased                            94
       Stratford, Canada.......    Owned                            212
       Nogales, Mexico.........    Leased                           420
       Mexico City, Mexico.....    Owned                            205
       Oudenaarde, Belgium.....    Owned                            549
       Ningbo, China...........    Owned                            100
       Nahsik, India...........    Owned                            103
       Torhout, Belgium........    Owned                             79
       Henin-Beaumont, France..    Owned                             98
       Szekszard, Hungary......    Owned                             81
       Tres Cantos, Spain......    Owned                             37
       Saltrio, Italy..........    Leased                            74
       Cesano Boscone, Italy...    Leased                            25
       Singapore...............    Leased                            12

   The Company also maintains numerous sales offices, retail outlets and distribution centers in the United States and abroad.

ITEM 3.   LEGAL PROCEEDINGS

   The information regarding legal proceedings contained in note 13 to the Company's consolidated financial statements included elsewhere herein is incorporated herein by reference.

ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock, par value $.01 per share (the "Common Stock"), is presently traded on the Nasdaq National Market under the symbol "SAMC". Prior to the July 14, 1995 merger of Samsonite and Astrum, the Company's common stock was traded on the Nasdaq National Market under the symbol "ASTI". The table below sets forth the high and low sale prices for the Common Stock for fiscal years 1996 and 1997 and through April 7, 1997 (as reported on the Nasdaq National Market). The closing price of the Common Stock on the Nasdaq National Market on April 7, 1997 was $44 3/8.


Fiscal 1996                                    High    Low
-----------                                   ------  ------
Fiscal quarter ended:
    April 30, 1995                            28 5/8  23 1/4

    July 31, 1995                             28 3/4  26

    October 31, 1995 (a)                      28 1/4   9 7/8

    January 31, 1996                          10 3/8   9 1/4

Fiscal 1997
-----------
Fiscal quarter ended:
    April 30, 1996                            19 1/4    9 5/8

    July 31, 1996                             24 1/2   17 3/8

    October 31, 1996                          40 3/4   18

    January 31, 1997                          45 3/4   33 1/2

Fiscal 1998
-----------
    February 1, 1997 through April 7, 1997    50 7/8   39 1/8


    (a) Prior to September 12, 1995, Culligan Water Technologies, Inc. ("Culligan") was a wholly owned subsidiary of the Company. On September 12, 1995, the Company distributed, as a special dividend, all of Culligan's then outstanding common stock to the Company's stockholders. The high and low sales prices for the Common Stock during the period from August 1, 1995 through September 12, 1995 were $28 1/4 and $26, respectively. From September 13, 1995 through October 31, 1995, the high and low sales prices were $17 1/2 and $9 7/8, respectively.

    As of April 7, 1997, the number of holders of record of the Common Stock was 45.

    All holders of shares of Common Stock shall share ratably in any dividends declared by the Board of Directors of the Company. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends. The terms of the Company's indebtedness currently restrict the ability of the Company to pay dividends on the Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

          The selected historical financial information for the Company presented below is derived from the Company's audited consolidated financial statements. As discussed in note 1b to the Company's consolidated financial statements included elsewhere herein and note (a) to the selected historical financial information presented below, the consolidated financial statements for periods subsequent to June 30, 1993 are not comparable to prior periods.

          The selected historical financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere herein.

                                      Predecessor                                    Reorganized
                                      Company (a)                                    Company (a)
                                ------------------------    ------------------------------------------------------------------
                                                                           Combined
                                                 Five         Seven         Twelve
                                   Year          Months       Months        Months
                                   Ended         Ended        Ended         Ended                Year Ended January 31,
                                January 31,     June 30,    January 31,   January 31,   --------------------------------------
Statement of Operations Data       1993          1993          1994        1994 (a)        1995          1996          1997
----------------------------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                                             (In thousands, except per share amounts)
Net Sales (b)                   $  480,630       192,519       331,100       523,619       635,452       675,209       741,138
Cost of Goods Sold                 280,051       113,032       196,777       309,809       373,967       414,691       449,333
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

Gross Profit                       200,579        79,487       134,323       213,810       261,485       260,518       291,805
Selling, General and
 Administrative Expenses (c)       146,211        66,094        97,480       163,574       197,716       203,701       233,761
Amortization of Intangible
 Assets (h)                            466           206        39,924        40,130        67,189        63,824        31,837
Provision for Restructuring
 Operations                             -             -             -             -             -          2,369        10,670
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

Operating Income (Loss)             53,902        13,187        (3,081)       10,106        (3,420)       (9,376)       15,537
Interest Income                         -             -          4,342         4,342         2,909         4,709         1,419
Other Income (Expense)              (2,421)          360         5,504         5,864         2,729         3,967        18,821
Interest Expense and
 Amortization of Premium
 and Issue Costs of Debt           103,871 (d)     4,404 (d)    24,839        29,243        37,875        39,974        35,670
Reorganization Items                  (415)      462,447            -        462,447            -             -             -
Income Tax Expense                  12,991         2,313         6,797         9,110        10,619         9,095        10,389
Minority Interest in
 Earnings of Subsidiaries           (2,293)         (901)       (1,148)       (2,049)         (931)       (1,385)       (1,041)
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------
Income (Loss) from
 Continuing Operations             (68,089)      468,376       (26,019)      442,357       (47,207)      (51,154)      (11,323)
 Income (Loss) from
 Operations Discontinued
 and Sold, Cumulative Effect
 of Change in Accounting
 Principles and Extraordinary
 Items                             112,108       456,448       (25,502)      430,946       (64,372)      (10,293)           -
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net Income (Loss)               $   44,019       924,824       (51,521)      873,303      (111,579)      (61,447)      (11,323)
                                ==========    ==========    ==========    ==========    ==========    ==========    ==========

Loss per Share from
 Continuing Operations                N/A           N/A          (1.68)         N/A          (3.05)        (3.24)         (.71)
Net Loss per Share                    N/A           N/A          (3.33)         N/A          (7.22)        (3.89)         (.71)

Balance Sheet Data (as of end of period)
------------------

Property, plant and
 equipment, net                 $  101,581                                   131,984 (e)   137,686       140,912       143,959
Total Assets                    $  825,970                                 1,111,735 (e)   866,000       607,443       592,658
Long-Term obligations
(including current
 installments)                  $1,579,447 (f)                               573,197 (g)   417,175       310,959       290,617
Stockholders' Equity
 (Deficit)                      $ (923,833)                                  253,693 (g)   148,472        25,116        24,998

                                             See footnotes beginning on page 18.

IMPACT OF FAIR VALUE ADJUSTMENTS ATTRIBUTABLE TO THE REORGANIZATION OF ASTRUM, RESTRUCTURINGS AND CERTAIN OTHER EXPENSES:

     Included in the Company's statements of operations are amortization and depreciation related to adjustments of assets and liabilities to fair value in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") in June 1993. The most significant adjustment related to reorganization value in excess of identifiable assets which was amortized over the three-year period ended June 1996. The Company also recorded fresh start adjustments to reflect tradenames, licenses, patents, and other intangibles at their fair values, which are being amortized over periods ranging from one to forty years. Property and equipment adjusted to fair values in connection with the adoption of SOP 90-7 are being depreciated over their respective useful lives, primarily ranging from two to six years. In addition, the Company's statements of operations include provisions for restructuring operations and certain other expenses associated with the fiscal 1997 restructuring and management team changes. Such other expenses include those incurred for consulting services in connection with establishing the fiscal 1997 restructuring plan, the cessation of the former chief executive officer's employment, the hiring of new and additional members of the executive management team, and for expenses incurred in excess of the original fiscal 1996 provision for the consolidation of American Tourister manufacturing facilities.

     Due to the significance of these items, management believes that it is useful to isolate their impact on net loss and operating income (loss) as shown below. This information does not represent and should not be considered an alternative to net income, any other measure of performance as determined by generally accepted accounting principles or as an indicator of operating performance. The information presented may not be comparable to similar presentations reported by other companies.


                                                                                     Year Ended January 31,
                                                                         ---------------------------------------------

Impact on Net Loss                                                          1995               1996             1997
------------------                                                       ---------          ---------         --------
                                                                           (In thousands, except per share amounts)

Fresh Start Amortization and Depreciation (h)                             $70,599            66,433            34,484


Provision for Restructuring Operations                                        --              2,369            10,670

Certain Other Expenses Associated with the Restructuring and
    Management Changes(c)                                                     --                --              5,400

Tax Benefit                                                                (6,366)           (5,629)          (11,319)
                                                                          -------           -------           -------

After-Tax Impact on Net Loss                                               64,233            63,173            39,235
                                                                          =======           =======           =======

Impact on Net Loss Per Share                                              $  4.15              4.00              2.35
                                                                          =======           =======           =======
Impact on Operating Income (Loss)
---------------------------------

Operating Income (Loss)                                                   $(3,420)           (9,376)           15,537

Fresh Start Amortization and Depreciation (h)                              70,599            66,433            34,484

Provision for Restructuring Operations                                        --              2,369            10,670

Certain  Other Expenses Associated with the
    Restructuring and Management Changes (c)                                  --                --              5,400
                                                                          -------           -------           -------

Operating Income Before Fresh Start  Amortization and
    Depreciation, Provision for Restructuring Operations
    and Certain Other Expenses Associated with the
    Restructuring and Management                                          $67,179            59,426            66,091
                                                                          =======           =======           =======

See footnotes beginning on Page 18.

(a) In June 1993, Astrum completed a financial restructuring pursuant to a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"). Effective June 30, 1993 and pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7 entitled "Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adjust its assets and liabilities to their fair ("fresh start") values and create a new entity for financial reporting purposes. The information for the "Predecessor Company" reflects activity occurring through June 30, 1993, prior to the effectiveness of the Plan, and the information for the "Reorganized Company" reflects activity occurring after such date. As a result of the effects of SOP 90-7 on amortization of intangibles, depreciation, interest expense, and reorganization items, the periods before and after June 30, 1993 are not comparable.

(b) The Company acquired American Tourister in August 1993. Net sales for the fiscal year ended January 31, 1994 include net sales of $47.7 million of American Tourister for five months. Net sales for the fiscal years ended January 31, 1995, 1996 and 1997 include net sales for American Tourister of $117.8 million, $115.0 million and $147.3 million, respectively.

(c) Selling, general and administrative expenses include $5.4 million of expenses during the year ended January 31, 1997 for consulting fees to establish the restructuring plan ($0.8 million), for the cessation of the former chief executive officer's employment and the change in management ($4.1 million), and for expenses in excess of the original provision in fiscal 1996 for the consolidation of American Tourister manufacturing facilities ($0.5 million).

(d) In accordance with SOP 90-7, no interest expense on the Pre-petition Securities (as defined herein) was accrued from June 25, 1992 through June 30, 1993.

(e) Includes the effects of SOP 90-7 "fresh start" adjustments recorded at June 30, 1993, net of depreciation and amortization. Pursuant to SOP 90-7, the net book value of property and equipment was increased by $34 million and intangible and other assets were increased by $530 million.

(f) Immediately prior to the effective date of the Plan, $527 million principal amount of Astrum's 12.85% Senior Subordinated Notes due 1997 (the "Pre-petition Notes") and $698 million principal amount of Astrum's 13.05% Subordinated Debentures due 1999 (the "Pre-petition Debentures" and, together with the Pre-petition Notes, the "Pre-petition Securities") were outstanding. The Pre-petition Securities were classified as long-term debt as of January 31, 1991. Due to the default that occurred on the Pre-petition Securities during the year ended January 31, 1992, the classification was changed to current liabilities since payment had been demanded. These obligations have been included in long-term debt (including current installments) for purposes of this presentation. During the year ended January 31, 1993, the obligations were reclassified to liabilities subject to compromise in Chapter 11 proceedings to conform to the reporting requirements of companies in bankruptcy proceedings. The amounts shown at January 31, 1993 includes the Pre-petition Securities plus accrued interest thereon through June 25, 1992.

(g) Pursuant to SOP 90-7, under the Plan effected in June 1993, $1.5 billion in long-term debt subject to compromise, including accrued interest, was forgiven in exchange for $500 million principal amount of senior secured notes, approximately $342 million in cash and 15 million shares of common stock. In July 1995, the senior secured notes were redeemed with the proceeds from the sale of the Series A notes and borrowings under the Company's U.S. banking lines.

(h) As discussed in note (a) above, the Company adjusted its assets and liabilities to their fresh start values effective June 30, 1993. Since June 30, 1993, the Company's statements of operations include amortization and depreciation related to these fresh start adjustments. The most significant fresh start adjustment relates to recording Reorganization Value in Excess of Identifiable Assets, which was amortized over a three-year period ending in June 1996. In addition, fresh start amortization includes amortization of fresh start adjustments to reflect the fair value of trademarks, licenses, patents and other intangibles, which are being amortized over periods from one to forty years. Fresh start amortization and depreciation also includes depreciation of fresh start adjustments to reflect the fair value of property and equipment, depreciated over their estimated useful lives ranging primarily from two to six years.


Fresh  Start Amortization and Depreciation consists of the following:

                                                                                               YEAR ENDED JANUARY 31,
                                                                                              ------------------------
                                                                                                1995     1996    1997
                                                                                              -------   ------  ------
                                                                                                    (IN THOUSANDS)
FRESH START AMORTIZATION:
Amortization of Reorganization Value of Identifiable Assets..................                 $55,072   55,072  22,947
Amortization of Licenses, Patents and Other..................................                   8,926    5,263   4,897
Amortization of Trademarks...................................................                   3,191    2,560   3,079
                                                                                              -------   ------  ------
   Total Fresh Start Amortization Included in Amortization of
    Intangibles..............................................................                  67,189   62,895  30,923
                                                                                              -------   ------  ------

FRESH START DEPRECIATION:
Included in Cost of Goods Sold...............................................                   2,790    2,895   2,914
Included in Selling, General and Administrative Expenses.....................                     620      643     647
                                                                                              -------   ------  ------
   Total Fresh Start Depreciation............................................                   3,410    3,538   3,561
                                                                                              -------   ------  ------

Total Fresh Start Amortization and Depreciation..............................                 $70,599   66,433  34,484
                                                                                              =======   ======  ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto commencing on page F-1. The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1997" refers to the 12 months ended January 31, 1997. The Company's continuing operations consist of a single business segment, the manufacture and sale of luggage and luggage products. The Company's sales are directed to three principal markets: the United States, Europe and International (representing the balance of the world).

Results of Operations
---------------------

FISCAL 1997 COMPARED TO FISCAL 1996

  General. The Company analyzes its net sales and operations by the following categories: (1) "European operations" which consist of its European manufacturing and distribution operations whose functional currency is the Belgian franc, (2) "U.S. operations" which includes sales within the U.S. from the Samsonite and American Tourister manufacturing and distribution operations and (3) "International operations" which include exports from the U.S., manufacturing and distribution operations in countries with operations which are smaller in size compared to the U.S. and Europe (primarily Canada and Mexico), and global licensing operations.

  Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1997 and fiscal 1996 at yearly average rates of approximately
30.93 and 29.38 francs to the U.S. dollar, respectively. This represents a decrease in the value of the Belgian franc of 5.0%, which results in decreases in reported sales, cost of sales and other expenses in fiscal 1997 compared to fiscal 1996. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the

Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 1997, the Company had net gains from such instruments of $2.6 million; during fiscal 1996, the Company had net losses on such instruments of $2.2 million.

  Net Sales. Consolidated net sales increased to $741.1 million in fiscal 1997 from $675.2 million in fiscal 1996, an increase of $65.9 million or 9.8%. Adjusted for the European exchange rate difference, sales increased from last year by 12.0%.

  Sales from European operations increased from $271.6 million in fiscal 1996 to $280.8 million in fiscal 1997, an increase of $9.2 million. The exchange rate difference resulted in a $14.8 million decrease in reported sales versus fiscal 1996. The remainder, an increase of $24.0 million, represents an increase in sales expressed in Belgian francs of 8.8% from fiscal 1996. Despite a generally weak European economy, sales have increased due to increased market share, increased sales of diversified products (which includes footwear, handbags, and other travel accessories), and consumer acceptance of new product lines. European sales enjoyed strong third and fourth quarters, with strong summer and Christmas sales reversing trends earlier in the year.

  Sales from U.S. operations increased from $329.6 million in fiscal 1996 to $374.3 million in fiscal 1997, an increase of $44.7 million or 13.6%. The increase is due to continued broad consumer preference and demand for Samsonite brand products, particularly lines of upright, lightweight softside luggage which were redesigned in fiscal 1996. Additionally, the Company began sales in the third quarter of fiscal 1997 of its new EZ CART (TM) product. Sales of softside products in the U.S. continue to increase while sales of hardside products decreased from fiscal 1996 to fiscal 1997. Sales from the Company's retail stores increased by $15.8 million or 25.2%, from $62.7 million last year to $78.5 million in the current year. Same store sales increased by 10.3% from last year. The Company had 149 retail outlets open at January 31, 1997 compared to 126 at January 31, 1996.

  Sales from International operations increased from $74.0 million in fiscal 1996 to $86.0 million in fiscal 1997, an increase of $12.0 million or 16.2%. Of the change in revenues from last year, $4.0 million is due to revenue from the sale of McGregor apparel tradenames in certain Pacific Rim countries. The remainder is due primarily to increased sales from the Mexico City manufacturing and distribution company, and the Singapore distribution company which began operations on January 1, 1996.

  Gross profit. Consolidated gross profit for fiscal 1997 increased from fiscal 1996 by $31.3 million. Gross margin increased by 0.8 percentage point, from 38.6% in fiscal 1996 to 39.4% in fiscal 1997. Without the effect of a sale of tradenames for $4.0 million, gross margin increased 0.4 percentage point to 39.0% in fiscal 1997.

  Gross margins from European operations increased by 1.5 percentage points, from 37.7% in fiscal 1996 to 39.2% in fiscal 1997. The improvement is due to price increases in selected product lines, declining materials costs, and improving productivity variances compared to last year.

  Gross profit margins from U.S. operations increased from fiscal 1996 by 0.7 percentage point from 38.5% last year to 39.2% in the current year. The improvement is due to lower raw materials costs, product cost improvements on certain products, the introduction of innovative products at higher margins, price increases on selected product lines in the fourth quarter of fiscal 1997, higher retail sales (which produce a higher margin than wholesale sales), and decreased sales of obsolete products in fiscal 1997. These improvements were offset by promotional sales discounts, increased sales of certain lower margin products relative to the previous fiscal year, negative productivity variances from the startup of production of new hardside products and the restructuring of operations, and higher than anticipated costs on certain new product lines. The net result of these factors was the slightly higher margin percentage in fiscal 1997 compared to fiscal 1996.

  Excluding the effect of the tradename sales in fiscal 1997, gross profit margins from International operations decreased by 4.6 percentage points. The decrease is attributable to the lack of price increases in the current fiscal year and a greater proportion of sales of lower margin products in fiscal 1997.

  The Company has begun a global standardization project to standardize its product lineup and product components, and finished goods purchasing in order to continue to increase gross profit margins. To further enhance gross profit margins, the Company announced price increases in the United States on many of its product lines effective March 1, 1997.

  Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $30.1 million from fiscal 1996 to fiscal 1997. As a percent of sales, SG&A was 31.5% in fiscal 1997 and 30.2% in fiscal 1996. Expenses totaling approximately $5.4 million were incurred during fiscal 1997 for consulting fees to establish the restructuring plan, the cessation of the former CEO's employment, the hiring of new and additional members of the executive management team, and for expenses in excess of the original provision in fiscal 1996 for the consolidation of American Tourister manufacturing facilities. Without such expenses, SG&A would have been 30.8% of sales during fiscal 1997.

  SG&A for European operations increased by $5.5 million from fiscal 1996 to fiscal 1997. The exchange rate difference caused SG&A to decrease by $4.0 million. The remainder, an increase of $9.5 million, resulted from an increase in SG&A expressed in Belgian francs of 13.3%. The increase is due to higher variable selling and distribution costs related to the higher sales levels ($2.0 million); higher salaries and employee benefits from the hiring of additional sales and general management personnel to support higher sales levels and growth oriented projects ($2.7 million); higher bad debt expense because of the financial difficulties of a few specific customers ($1.1 million); higher advertising expenses to support new products, entry into the eastern European markets, and brand image in light of a generally weak European economy ($2.3 million); and various other expense categories ($1.4 million).

  SG&A for U.S. operations increased by $22.3 million in fiscal 1997 compared to fiscal 1996. The increase is due to higher selling and administrative costs related to the increase in retail sales ($7.9 million); higher national and co-op advertising expenses ($6.8 million); expenses relating to the cessation of the former CEO's employment, expenses of hiring new additional management team, consulting fees and the other expenses incurred related to the restructuring ($5.4 million); compensation expense related to restricted stock awards ($0.9 million): and other net increases ($1.3 million).

  SG&A for the International operations increased by $2.3 million primarily due to the expenses incurred in the foreign joint venture operations in Singapore, which began in fiscal 1997.

  Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See notes 1b, 1i and 6 to the Company's consolidated financial statements included elsewhere herein for a discussion of the recording and amortization of intangible assets.

  Reorganization value in excess of identifiable assets became fully amortized as of June 30, 1996, which generally accounts for the decrease in amortization of intangible assets from $63.8 million in fiscal 1996 to $31.8 million in fiscal 1997.

  Provision for restructuring operations. The fiscal 1996 provision resulted from a restructuring of certain manufacturing and administrative functions of the American Tourister division. The fiscal 1997 provision of $10.7 million resulted from a program to further consolidate functions and operations in North America, Europe and the Far East, and to reduce or eliminate certain other operations. The fiscal 1997 restructuring is expected to be completed by October 1997. The fiscal 1997 restructuring plan includes further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, CO from other locations in the Americas, as well as eventual consolidation of many administrative and control functions, primarily to Denver. The Company is eliminating at least 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. Annual estimated pretax cost savings from the restructuring program are expected to be approximately $12.7 million. The restructuring provision consists primarily of costs associated with involuntary employee terminations and is comprised of estimated cash expenditures of $9.7 million and estimated non-cash charges of $1.0 million, both on a pretax basis.

  Operating income (loss). Operating results improved from a loss in fiscal 1996 of $9.4 million to income in fiscal 1997 of $15.5 million, an increase of $24.9 million. This increase is a result of higher revenues and improved margins which increased gross profit by $31.3 million from last year and the decrease in amortization of intangibles of $32.0 million, both of which were partially offset by increases in SG&A of $30.1 million and the higher provision for restructuring of $8.3 million.

  Interest income. Interest income decreased from $4.7 million in fiscal 1996 to $1.4 million in fiscal 1997. Prior year interest income included $2.9 million realized from a note receivable collected in connection with the sale of an investment in a television station. Recurring interest income results from temporary investments of cash on hand and is $0.4 million less than in fiscal 1996.

  Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $40.0 million in fiscal 1996 to $35.7 million in fiscal 1997 due to lower levels of outstanding indebtedness in fiscal 1997 and lower average interest rates. The U.S. senior credit facility allowed for lower rates in fiscal 1997 based on improved performance and lower debt levels.

  Other, net. See Note 14 to the consolidated financial statements for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. Other income for fiscal 1997 includes income from foreign currency transactions of $2.6 million. In fiscal 1996, such transactions resulted in a loss of $2.2 million.

  Other income in fiscal 1997 includes $11.1 million from the adjustment of a previously recorded liability for contingent pension liabilities. See Note 13 to the consolidated financial statements included elsewhere herein for a discussion of this item.

  Other income in fiscal 1997 includes $3.8 million from the favorable settlement for $0.2 million of a claim against the Company by a related party. The Company had previously accrued $4.0 million for such claim. This claim is part of the Contingent Liability with Respect to the Old Notes described in Note 13 to the consolidated financial statements included elsewhere herein and relates to the claim for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. The contingent liability was recorded as part of the reorganization. The holders of this claim were Apollo Investment Fund L.P. ("Apollo") and an affiliate of Apollo. Apollo and its affiliates own 36.08% of the outstanding shares of the Company's common stock as of March 31, 1997.

  Income taxes. Income taxes increased from $9.1 million in fiscal 1996 to $10.4 million in fiscal 1997. The increase in tax expense is due to higher consolidated pretax earnings in fiscal 1997, and less amortization of reorganization value in excess of identifiable assets, which is not deductible for tax purposes, in fiscal 1997 as compared to fiscal 1996. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pretax losses and income tax expense recognized results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state and local income taxes. See Note 10 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

  Net loss. The net loss decreased from $61.5 million in fiscal 1996 to $11.3 million in fiscal 1997, a decrease of $50.2 million. The decrease in the net loss is caused by the effect of the increases in operating and other income and the decreases in interest income, interest expense and extraordinary loss, less the increase in income tax expense.

FISCAL 1996 COMPARED TO FISCAL 1995

  General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1996 and fiscal 1995 at yearly average rates of approximately 29.38 and 33.17 francs to the U.S. dollar, respectively. This represents an increase in the value of the Belgian franc of 12.9% in fiscal 1996, which results in significant increases in reported sales, cost of goods sold and other expenses in fiscal 1996 compared to fiscal 1995. The most significant effects from the difference in exchange rates from year to year are noted in the following analysis and referred to as an "exchange rate difference."

  Net Sales. Consolidated net sales increased to $675.2 million in fiscal 1996 from $635.5 million in fiscal 1995, an increase of $39.7 million or 6.2%.

  Sales from the European operations increased from $231.0 million in fiscal 1995 to $271.6 million in fiscal 1996, an increase of $40.6 million. Of this increase, approximately $31.0 million results from the exchange rate difference. The remainder of the increase in European sales is attributable to an improved retail sales environment and the introduction of new products, including the Epsilon hardside product line. Expressed in terms of its functional currency, European sales increased by 4.2% in 1996 when compared to 1995.

  Sales from U.S. operations declined from $341.1 million in fiscal 1995 to $329.6 million in fiscal 1996, a decrease of $11.5 million, or 3.4%. The decrease was due to a weak retail sales environment, increased foreign competition in the low-priced upright suitcase market, and delays during the first six months of fiscal 1996 in the introduction of new products. The decline in sales versus the prior year occurred primarily during the first half of fiscal 1996 when sales were $15.7 million less than sales for the same period in fiscal 1995.

  Sales from the International operations increased from $63.4 million in fiscal 1995 to $74.0 million in fiscal 1996, an increase of $10.6 million or 16.7%. The increase is attributable primarily to revenues from the Company's Mexican operations of $11.7 million. The Company acquired the interest of its joint venture partner in the venture's Mexican operations in exchange for the Company's interest in the venture's other companies in fiscal 1996 and began consolidating its results of operations with those of the Company. The results of the Company's Mexican operations were reported on the equity method of accounting in prior years.

  Gross Profit. Consolidated gross profit for fiscal 1996 declined from fiscal 1995 by $1.0 million. Gross margin decreased from 41.1% in fiscal 1995 to 38.6% in fiscal 1996.

  Margin percentages from European operations decreased by 0.7 % due to increased sales in fiscal 1996 compared to fiscal 1995 of products with lower profit margins, obsolescence write-offs for discontinued product lines, raw materials price increases, and unfavorable variances associated with the startup of production for the Epsilon line.

  Gross margin percentages from United States operations sales declined 3.3%. The primary cause of the decrease was higher raw materials costs compared to the prior year, particularly for plastics raw materials and paper product components. Because of strong competition from lower priced imports, the cost increases were not offset by product price increases and, in some instances, were accompanied by sales price decreases. Management estimates higher raw materials costs resulted in a margin decrease of approximately 1.2%. Other factors causing the decline in margins and their estimated effect include increased obsolescence charges - 0.8%, increased sales of obsolete goods at less than normal margins - 0.4%, and unfavorable productivity and other variances - 0.9%.

  Gross margin percentages from the International operations sales declined by 5.6% compared to those of the prior year primarily for the same reasons margins declined for United States operations.

  Selling, General and Administrative Expenses. Consolidated SG&A increased by $6.0 million from fiscal 1995 to fiscal 1996.

  European operations SG&A increased by $8.1 million due entirely to the exchange rate difference from fiscal 1995 to fiscal 1996. Expressed in terms of its functional currency, fiscal 1996 Europe division SG&A was unchanged.

  SG&A for United States operations decreased by $7.4 million from fiscal 1995 to fiscal 1996. Selling expenses decreased from 1995 to 1996 as a result of a decrease in advertising expenses of $6.4 million. The decrease in advertising expenses was offset somewhat by increases in American Tourister retail division selling expenses and other expenses of $3.9 million.

PAGE>

  Other administrative expenses from the U.S. operations declined $4.9 million from the prior year. Reductions in office supplies and equipment, bad debt expense and performance bonuses contributed to this decrease in expenses. The Company has been successful in reducing administrative expenses from the previous year in part due to the merger of Astrum and its subsidiary, Samsonite Corporation, which resulted in cost savings for part of fiscal 1996 due to the elimination of certain duplicative functions. The Company also began a program to contain and reduce expenses related to the resolution of issues pertaining to the reorganization, related expenses of attorneys and consultants, and other administrative expenses.

  SG&A for the International operations increased by $5.3 million from fiscal 1995 to fiscal 1996. The consolidation of the Mexican operations, which was accounted for on the equity method in prior years, accounted for $4.9 million of the increase. The remaining increase resulted primarily from increased legal fees, advertising and other expenses related to the expansion of the Company's export business.

  Amortization of Intangibles. The Company has recorded significant intangible assets as a result of the reorganization in 1993. See notes 1b, 1i, and 6 to the Company's consolidated financial statements included elsewhere herein for a discussion of the recording and amortization of intangible assets. Amortization of intangibles decreased from $67.2 million in fiscal 1995 to $63.8 million in fiscal 1996 as a result of certain license and patent intangibles becoming fully amortized during the year.

  Provision for Restructuring Operations. The $2.4 million provision for restructuring resulted from management's decision to restructure the manufacturing and various administrative functions of its American Tourister division. Because of available production capacity in its hardside manufacturing facility in Denver, the American Tourister hardside luggage manufacturing operations in Jacksonville, Florida were relocated to Denver in August 1996. Warehouse and other non-manufacturing functions remained in Jacksonville. American Tourister maintains a division headquarters in Warren, Rhode Island, but certain aspects of finance, management information systems, and human resources functions were consolidated in Denver. The annual cost savings resulting from the restructuring is estimated at $3.3 million. The components of the restructuring charge were (1) $1.0 million for abandonment of assets and costs to prepare the manufacturing facility to be subleased, (2) $1.0 million for employee termination costs, and (3) $0.4 million for other identified restructuring expenses.

  Operating Loss. Operating loss increased from $3.4 million in fiscal 1995 to $9.4 million in fiscal 1996 primarily as a result of the $2.4 million restructuring charge for American Tourister operations and the decrease in gross margins discussed above.

  Interest Income. Interest income increased from $2.9 million in fiscal 1995 to $4.7 million in fiscal 1996, an increase of $1.8 million, primarily as a result of interest income realized from a note receivable collected in connection with the sale of an investment in a television station.

  Interest Expense and Amortization of Premium and Debt Issue Costs. Interest expense and amortization of premium and debt issue costs increased by $2.1 million from fiscal 1995 to fiscal 1996. European operations interest expense increased by $1.1 million, $0.8 million of which was due to the exchange rate difference. Net additional interest expense of $1.3 million was incurred as a result of refinancing the 11 1/2% Senior Secured Notes. The proceeds of the newly issued Series A Notes were held in escrow for a period of one month prior to the retirement of the 11 1/2% Senior Secured Notes. During this one month period, interest accrued on both the 11 1/2% Senior Secured Notes and the newly issued Series A Notes.

  Other, Net. See Note 14 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense).

  Income Tax Expense. Although the Company incurred a loss in fiscal 1996 and fiscal 1995 for financial reporting purposes, income tax expense was recognized primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings and (iii) state income taxes.

  Operations Discontinued and Sold. The loss from discontinued operations in fiscal 1996 includes an adjustment to reduce previously accrued losses on disposal of $2.6 million, net of income taxes of $1.1 million, and a provision for federal income taxes on the distribution of Culligan stock to certain foreign stockholders of $3.8 million.

  Extraordinary Item. The extraordinary loss in fiscal 1996 resulted from the payment of an $18.0 million redemption premium upon the early retirement of the Senior Secured Notes. The extraordinary loss is presented in the consolidated financial statements net of the unamortized premium on such notes of $4.4 million and the associated income tax benefit of $5.6 million.

  Net Loss. The net loss decreased from $111.6 million in fiscal 1995 to $61.5 million in fiscal 1996, a decrease of $50.1 million. The decrease in the net loss is caused by a reduction in losses from discontinued operations of $62.1 million and the effects of other items discussed above. See note 2 to the consolidated financial statements included elsewhere herein for a discussion of operations discontinued and sold for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  One measure of liquidity is commonly referred to as Operating Cash Flow. Operating Cash Flow is defined as operating income (loss) adjusted for noncash operating expenses, including amortization and depreciation. The Company believes that Operating Cash Flow provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate Operating Cash Flow in a different manner and the Company's presentation of Operating Cash Flow may not be comparable to similar presentations reported by other companies. Operating Cash Flow does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to or as a substitute for other measures of performance. Operating Cash Flow does not represent funds available for discretionary use by the Company because these funds are required for debt service, capital expenditures to replace fixed assets, and other commitments and contingencies. Operating Cash Flow for fiscal years ended January 31, 1995, 1996, and 1997 was computed as follows:

                                                                                            Year Ended January 31,
                                                                                           ------------------------
                                                                                            1995      1996     1997
                                                                                           ------    ------   ------
                                                                                                 (In thousands)
Operating income (loss)                                                                    $(3,420)  (9,376)  15,537
Fresh start amortization and depreciation                                                   70,599   66,433   34,484
                                                                                           -------   ------   ------
Operating income before fresh start amortization and depreciation                           67,179   57,057   50,021
Other amortization and depreciation                                                         14,887   17,668   19,405
                                                                                           -------   ------   ------
Operating Cash Flow                                                                        $82,066   74,725   69,426
                                                                                           =======   ======   ======

Operating Cash Flow has been reduced for the effects of the provisions for restructuring operations and certain other expenses associated with the restructuring and management team changes as follows:

                                                                                            Year Ended January 31,
                                                                                           ------------------------
                                                                                            1995      1996     1997
                                                                                           ------    ------   ------
                                                                                                 (In thousands)
Operating Cash Flow                                                                        $82,066   74,725   69,426
Effect of provision for restructuring operations                                                --    2,369   10,670
Certain other expenses associated with the restructuring and management changes                 --       --    5,400
                                                                                           -------   ------   ------
Operating Cash Flow adjusted for the effects of restructuring and management
     changes                                                                               $82,066   77,094   85,496
                                                                                           =======   ======   ======

          Operating Cash Flow, as adjusted for the effects of restructuring and management changes, increased from $77.1 million in fiscal 1996 to $85.5 million in fiscal 1997, an increase of $8.4 million, primarily as a result of the increase in operating income described above. Operating Cash Flow in fiscal 1997 was negatively affected by the effects of the restructuring provision of $10.7 million and expenses totaling approximately $5.4 million incurred in fiscal 1997 for consulting services in connection with establishing the restructuring plan, the cessation of the former chief executive officer's employment, the hiring of new and additional members of the executive management team, and for expenses incurred in excess of the original provision for the consolidation of American Tourister manufacturing facilities. The Company believes that the current level of Operating Cash Flow is adequate to support its existing credit facilities and service the Company's Series B Senior Subordinated Notes and other long-term obligations.

          Another measure of liquidity is net cash provided by continuing operating activities before reorganization items, as reflected in the consolidated statements of cash flows included elsewhere herein. Net cash provided by continuing operating activities of $25.3 million in fiscal 1997, $19.7 million in fiscal 1996 and $38.6 million in fiscal 1995, reflects net cash from operations of the Company available for the Company's liquidity needs, after taking into consideration the substantial costs of doing business not reflected in Operating Cash Flow.

          Cash flows provided by continuing operations increased by $5.7 million in fiscal 1997 from fiscal 1996. Of this amount, $7.1 million resulted from an increase in cash flow applied for working capital and other operating assets, while cash flows from net income, adjusted for nonoperating and noncash charges and discontinued operations, increased by $12.8 million.

          Cash flow provided by (used in) investing activities decreased from cash provided by investing activities in fiscal 1996 of $116.9 million to cash used in investing activities in fiscal 1997 of $17.0 million, a decrease of $133.9 million. Of this decrease, $112.0 million was caused by the nonrecurring payment in fiscal 1996 from Culligan and proceeds from sale of assets decreased by $12.8 million because of a nonrecurring sale of an investment in a television station in fiscal 1996. Capital expenditures were $31.1 million in fiscal 1997 compared to $21.7 million in fiscal 1996. Capital expenditures in fiscal 1997 consist primarily of tooling for new products, warehouse expansion in Europe, and capital expenditures in India for factory construction. Capital expenditures of $5.6 million in 1997 were incurred in the less than 100% owned subsidiaries in Italy, Singapore and India, and were therefore financed in part by the other shareholders in the ventures.

          Cash flows used in financing activities decreased from $169.4 million in fiscal 1996 to $11.7 million in fiscal 1997, a decrease of $157.7 million. Net short and long-term borrowings were reduced by $136.5 million in fiscal 1996 compared to a reduction in fiscal 1997 of $24.9 million. In fiscal 1996, the Company used the proceeds from debt refinancing and cash flow from operations which were spun-off or discontinued to reduce indebtedness, which accounts for the lesser amount of debt retirement in fiscal 1997. The Company received $10 million from the collection of a note receivable from its former CEO in fiscal 1997 and also received $1.3 million from the sale of common stock to the current CEO and the exercise of employee stock options.

          At January 31, 1997, long-term obligations (including current installments) were $290.6 million, representing a decrease of $20.3 million from January 31, 1996. At January 31, 1997, the Company has $123.4 million of available borrowings under its U.S. bank credit facility. In addition, the Company's foreign subsidiaries have approximately $60 million available under other short-term lines of credit.

          At January 31, 1997, the Company had working capital of $105.4 million compared to $99.5 million at January 31, 1996, an increase of $5.9 million. Current assets increased by $22.8 million primarily due to an increase in receivables of $15.1 million and an increase in inventories of $19.3 million, both of which were offset by a net decrease in cash and other current assets of $11.6 million. Receivables increased due to a higher sales level in fiscal 1997 compared to fiscal 1996. The increase in inventories occurred primarily in domestic U.S. operations and resulted from inventories of new products, primarily EZ CART (TM) upright luggage, and an increase in the number of retail stores.

          On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net proceeds therefrom of approximately $130.4 million. In addition, the Company's former Chief Executive Officer exercised stock options for which the Company received approximately $6.6 million. The total of the proceeds from this offering and the exercise of the stock options of approximately $137.0 million has been applied as follows: (i) the Company has retired $80.8 million principal amount of its 11 1/8% Series B Senior Subordinated Notes for $89.5 million (which included contractual and market redemption premiums of $8.7 million), (ii) the Company paid $45.0 million on the term loan portion of the U.S. Senior Credit Facility, and (iii) the remainder of the offering proceeds was applied to accrued interest and to repay revolving credit borrowings under the Senior Credit Facility. The debt repayment accomplished with the stock offering proceeds substantially improves the Company's liquidity and debt position and will result in an immediate decrease in cash required for interest expense estimated to be approximately $12.2 million annually. The revolving credit line portion of the U.S. Senior Credit Facility remains available to the Company. Management is working to renegotiate or amend its U.S. credit facilities during the second quarter of fiscal 1998 to reflect its improved financial condition as a result of the public offering. In addition, the improvement in the Company's liquidity will reduce interest rates charged under the U.S. Senior Credit Facility and lower other fees charged under the facility.

          The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 1997 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

          As discussed in note 13 to the consolidated financial statements, the Company has a recorded liability of $26.6 million for claims associated with two underfunded pension plans made by the Pension Benefit Guaranty Corporation as a result of the reorganization of the Predecessor Company in 1993. Such amount represents the maximum liability the Company would assume should certain events occur. If the Company should ultimately be liable for such claims, management believes that it would be able to satisfy the obligation through payment over an extended period of time in a manner similar to the funding of a pension liability and therefore it does not believe this matter will have a significant effect on its liquidity. The Company has a recorded liability of $12.4 million to holders of certain notes payable of the Predecessor Company for interest on overdue installments of interest prior to the reorganization. The Company continues to contest these claims and management of the Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's liquidity.

          The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The economy in Mexico is considered highly inflationary beginning February 1, 1997. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Consolidated Financial Statements and Schedule appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers and their ages as of January 31, 1997 are as follows:


NAME                    AGE  POSITION
----                    ---  --------
Richard R. Nicolosi      49  President, Chief Executive Officer and Director

Thomas J. Leonard        47  President, Samsonite - the Americas

Luc Van Nevel            50  President, Samsonite International

John P. Murtagh          48  Chief Administrative Officer and Secretary

Thomas R. Sandler        50  Chief Financial Officer and Treasurer

Karlheinz Tretter        53  Vice-President and Managing Director of Samsonite
                             Europe

James E. Barch           40  Vice-President, Hardside Luggage and Business Cases

Robert P. Baird, Jr.     35  Vice-President, Softside Luggage and Casual Bags

Gary D. Ervick           47  President, Samsonite Distributing Company

D. Michael Clayton       47  Vice-President, Legal and Assistant Secretary

R. Theodore Ammon        47  Director

Bernard Attal            33  Director

Leon D. Black            45  Director

Robert H. Falk           58  Director

Carl C. Icahn*           60  Director

Mark H. Rachesky         38  Director

Robert L. Rosen          50  Director

Marc J. Rowan            34  Director

Stephen J. Solarz        56  Director


*Mr. Icahn resigned as a Director effective March 26, 1997.

          Richard R. Nicolosi.   Mr. Nicolosi was appointed President and Chief
Executive Officer effective May 15, 1996. From 1994 to 1996, Mr. Nicolosi was Senior Vice President of Scott Paper Company. From 1992 to 1994, Mr. Nicolosi was President of Nicolosi & Associates, a privately owned business consulting firm. From 1969 to 1992, Mr. Nicolosi was employed by Procter & Gamble in various positions, the latest being President, Pulp and Paper Sector, Corporate Group Vice President, as well as a member of the Executive Committee. He is a member of the Advisory Board of Directors of Domino's Pizza, Inc.

          Thomas J. Leonard.   Mr. Leonard was appointed to his present position
as President, Samsonite-the Americas in May 1995. He served as President, Samsonite North America from January 1994 through May 1995. He joined Samsonite in 1984 as Vice President - Marketing, then became Vice President - Marketing and Sales in 1985 before becoming Senior Vice President and General Manager of Samsonite U.S.A. in June 1987. He was appointed as President, Samsonite U.S.A. in July 1989. Prior to 1984, Mr. Leonard held sales and marketing management positions for nine years with Wilson Sporting Goods and sales management positions for four years with Procter & Gamble.

          Luc Van Nevel.   Mr. Van Nevel was appointed to his present position
as President, Samsonite International in June 1994. Since 1984, he has held the additional position of Managing Director of Samsonite Europe N.V., a wholly owned subsidiary of Samsonite. He was appointed as President, Samsonite Europe in July 1989. He joined Samsonite Europe N.V. in 1975 as Manager, Financial Planning and progressed to the position of Controller of Samsonite Europe N.V. Mr. Van Nevel worked in audit positions with Touche Ross & Co. in Europe for five years before joining Samsonite.

          John P. Murtagh. Mr. Murtagh joined Samsonite in August 1996 as Vice President, Chief Administrative Officer and Secretary of the Company. He was most recently Senior Vice President, General Counsel and Secretary of Scott Paper Company from June 1994 through December 1995. Prior to June 1994, he worked at International Paper as Director of Recycling programs in 1993 and 1994, and as Senior Counsel prior to 1993.

          Thomas R. Sandler. Mr. Sandler has been Chief Financial Officer and Treasurer of Samsonite since May 1, 1995. From July 1, 1994, he served as managing partner of the Denver office of BDO Seidman, an international public accounting firm. Prior to joining BDO Seidman, Mr. Sandler was an audit and consulting partner in the international public accounting firm of KPMG Peat Marwick LLP, specializing in corporate restructurings.

          Karlheinz Tretter.   Mr. Tretter was appointed Vice President and
Managing Director of Samsonite Europe in May 1994. Since 1990, Mr. Tretter has served as Vice President of Marketing and/or Sales for Samsonite Europe.

          James E. Barch. Mr. Barch was appointed Vice President and General Manager of Hardside Luggage and Business Cases in August 1996. Mr. Barch was Vice President, General Manager of Bath and Facial Tissue at Scott Paper Company from 1994 to 1996. Prior to Scott Paper he was with Church & Dwight as Vice President of Marketing and Vice President, General Manager of Personal Care Products. He spent more than 13 years at Procter & Gamble in various positions including as marketing manager for Procter & Gamble's hair care and skin care products.

          Robert P. Baird, Jr. Mr. Baird was appointed to his present position as Vice President and General Manager of Softside Luggage and Casual Bags in September 1996. Mr. Baird was responsible for marketing Cadillac Seville and Eldorado for General Motors during 1996. From 1993 to 1995, Mr. Baird was employed by Scott Paper in various positions, the latest being General Manager, Wet Wipes division. Mr. Baird has also held leadership positions with Bristol-Myers Squibb and Procter & Gamble.

          Gary D. Ervick. Mr. Ervick was appointed President of the Samsonite Distributing Company in September 1996. Mr. Ervick was President of American Tourister from June 1995 until September 1996. From 1990 through 1995, he was Vice President of Sales for the Chiquita Brands International, Inc. and prior to 1990 spent more than 15 years in various positions at Procter & Gamble.

          D. Michael Clayton.   Mr. Clayton has been General Counsel of
Samsonite since 1985 and Vice President - Legal since 1989. Mr. Clayton joined Samsonite in 1974.

          R. Theodore Ammon.    Mr. Ammon has been Chairman of the Board and
Chief Executive Officer of Big Flower Press Holdings, Inc. since 1993. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also a member of the Board of Directors of Host Marriott Corporation, Foodbrands America, Inc., and Culligan Water Technologies, Inc. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA, Jazz at Lincoln Center, Institute of International Education, and on the Board of Trustees of Bucknell University.

          Bernard Attal.   Mr Attal has been a director of the Company since
March 28, 1996, when the Board of Directors elected him to the Board. Mr. Attal is President of Heights Advisors, which acts as a financial advisor and a representative for certain European institutional investors with respect to their investments in the United States. From 1992 to 1995, Mr. Attal was a Vice President at Credit Lyonnais Securities. Prior to 1992, Mr. Attal was Chief Financial Officer of Altus Patrimoine & Gestion, a money management firm. Mr. Attal is a director of New California Life Holdings, Inc., Culligan Water Technologies, Inc. and the Florsheim Group, Inc.

          Leon D. Black.   Mr. Black is one of the founding principals of Apollo
Advisors, L.P., which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments, and of Apollo Real Estate Advisors, L.P., which serves as managing general partner of Apollo Real Estate Investment Fund, L.P., a private real estate oriented investment fund. Mr. Black is a director of Big Flower Press, Inc., Converse, Inc., Furniture Brands International, Inc., Vail Resorts, Inc., Telemundo Group, Inc. and Culligan Water Technologies, Inc.

          Robert H. Falk.   Mr. Falk has been an officer since April 1992 of
Apollo Capital Management, Inc. and Lion Capital Management, Inc., which respectively act as general partners of Apollo Advisors, L.P. and Lion Advisors, L.P. Mr. Falk is a limited partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and a limited partner of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Prior to 1992, Mr. Falk was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Falk is a director of Converse, Inc., Culligan Water Technologies, Inc., the Florsheim Group, Inc. and Salant Corporation.

          Carl C. Icahn.   Mr. Icahn is, and for more than five years has been,
Chief Executive Officer and Chairman of the Board of Directors of Starfire Holding Corporation, which he owns, and various of its affiliated corporations, including ACF Industries, Incorporated and, since November 1990, the General Partner of American Real Estate Partners, L.P. For more than five years prior to January 8, 1993, Mr. Icahn was Chairman and Chief Executive Officer of Trans World Airlines, Inc. Mr. Icahn is a director of Culligan Water Technologies, Inc. and Cadus Pharmaceutical Corporation. ACF Industries is a manufacturer of tank and covered hopper cars and engages in the leasing and management of such cars. Trans World Airlines, Inc. ("TWA") is an international air carrier. In January 1992 TWA filed for reorganization under Chapter 11 of the United States Bankruptcy Code and was reorganized in 1993. Mr. Icahn has, directly and through his controlled companies, been an investor in equity and debt securities of third party issuers, in certain instances seeking control of such issuers.

           Mr. Icahn resigned as a Director effective March 26, 1997.

          Mark H. Rachesky, M.D.   Dr. Rachesky has been a director of the
Company since 1993. Dr. Rachesky is the founder of MHR Capital Partners LP, an investment fund targeted toward individual investors which invests in distressed securities, and is currently forming similar investment funds for institutional investors and off-shore investors. Dr. Rachesky is the principal owner and manager of MHR Advisors LLC and MHR Management Company LLC, the general partner and investment manager, respectively, of MHR Capital Partners LP. From February 1, 1990 through June 11, 1996, Dr. Rachesky was employed by Starfire Holding Corporation, a holding company for Carl C. Icahn's investments, where he served as senior investment advisor and, for the last three years, as sole Managing Director, and, in such capacity, acted as Mr. Icahn's chief investment advisor. Dr. Rachesky has served as a director of Culligan Water Technologies, Inc. since September 1995 and of Cadus Pharmaceutical Corporation since August 1993. From June 1987 to January 1990, Dr. Rachesky was employed by an affiliate of the Robert M. Bass Group, where he was involved in financing and investing activity.

          Robert L. Rosen. Mr. Rosen is Chief Executive Officer of RLR Partners, LLC, a private investment partnership founded in April 1987. Since 1987, Mr. Rosen has been Chairman of the Board and Chief Executive Officer of Damon Corporation and its predecessor which operates one of the leading clinical laboratory testing networks in the United States. Damon Corporation was acquired by Corning, Inc. on August 4, 1993. Since 1993, Mr. Rosen has been a director of the Municipal Advantage Fund, Inc., Municipal Partners Fund, Inc., Municipal Partners Fund II, Inc. and the Spring Mountain Group. Mr. Rosen is a director of Culligan Water Technologies, Inc., Dialysis Centers of America, Jewish Television Network, and AFP Imaging Corp.

          Marc J. Rowan. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investment. Mr. Rowan is also a director of Culligan Water Technologies, Inc., Farley, Inc., Furniture Brands International, Inc. and Vail Resorts, Inc.

          Stephen J. Solarz.   Mr. Solarz was elected, in 1974, to the House of
Representatives from Brooklyn's 13th Congressional District and was re-elected eight times. In the House he served on four committees: Foreign Affairs, Merchant Marine and Fisheries, Intelligence, and the Joint Economic Committee. Mr. Solarz ranked fourth in seniority on the House Foreign Affairs Committee, where he chaired the Subcommittee on Asian and Pacific Affairs. Since his departure from the House, Mr. Solarz has been: Senior Counselor at APCO Associates, an international public affairs firm; President of Solarz and Associates, a global consulting firm; Chairman of the Central Asian American Enterprise Fund; Vice Chairman of the International Crisis Group; a Distinguished Fellow at the Carnegie Endowment for International Peace; Professor of International Affairs at George Washington University; a Member of the Board of Directors of the Brandeis University Board of Trustees as well as the National Endowment for Democracy and National Democratic Institute, and a member of the Council on Foreign Relations and the International Rescue Committee. Mr. Solarz is a director of Culligan Water Technologies, First Philippine Fund and Geophone.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

          The Compensation Committee of the Board of Directors of the Company (the "Committee") reviews and approves the salaries and bonuses of the executive officers of the Company as well as all grants of options to purchase shares of Common Stock and other equity-based compensation awards.

               Objectives.

          The Committee's primary objectives are to retain the best qualified people and to insure that they are properly motivated to have the Company prosper over the long term. In furtherance of the foregoing, the Committee, in establishing the components and levels of compensation for its executive officers, seeks (i) to enable the Company to attract and retain highly qualified executives and (ii) to provide financial incentives in the form of cash bonuses and equity compensation in order to align the interests of executive officers more closely with those of the stockholders of the Company and to motivate such executives to increase stockholder value by improving corporate performance and profitability.

               Employment Agreements.

          The Company has entered into employment agreements with certain of its executive officers, including each of the named executive officers listed in the Summary Compensation Table on page 33. The Committee has considered the advisability of using employment agreements and has determined that the use of employment agreements is in the best interest of the Company because it facilitates (consistent with the Committee's overall objectives) the Company's ability to attract and retain the services of the most highly qualified executive officers. The Committee has observed that the use of employment agreements by the Company has provided long-term stability to the Company's team of senior executive officers, and the Committee has determined that the practice of using employment agreements to retain the services of such senior executive officers should continue in the future. Each such employment agreement separately reflects the terms that the Committee felt were appropriate and/or necessary to retain the services of the particular executive.

               Components of Executive Compensation.

           There are two components of the Company's executive compensation program:

         . Cash compensation.
         . Equity compensation.

               Cash Compensation.

          Cash compensation is comprised of base salary and annual cash incentive bonuses. Since, as noted above, each of the named executive officers of the Company was a party to an employment agreement with the Company effective during the past fiscal year, their respective cash compensation levels were subject to the provisions of such employment agreements. The Committee subjectively arrived at appropriate base salary compensation levels in the process of negotiating such agreements.

          The Company offers each of its executive officers an opportunity to earn additional cash compensation in the form of annual bonuses that are awarded if the Company attains specified performance goals or if the officer satisfactorily completes certain annual projects approved by the Committee. The Committee believes that making a significant portion of executive officer compensation subject to the Company attaining specified performance goals or the successful completion of specified projects motivates the executive officers to increase their individual efforts on behalf of the Company. The Committee also believes that it is appropriate that the Company's executive officers receive lower compensation when the Company does not attain its specified performance goals and higher compensation when the Company attains such goals.

          Annual bonus amounts for the named executive officers were determined pursuant to terms provided in their respective employment agreements and, as noted above, were conditioned on the Company's attainment of specified performance goals or the officer's satisfactory completion of certain annual projects approved by the Committee.

               Equity Compensation.

          Equity compensation is comprised of stock options, restricted stock awards, and stock bonus awards. Stock option grants reflect the Committee's desire to provide a meaningful equity incentive for the executive to have the Company prosper over the long term. The Committee expects options to continue as a significant component of the executive compensation arrangements of the Company in the future. In that connection, options to purchase 804,284 shares were granted to certain Named Executive Officers of the Company as described elsewhere herein, and options to purchase 1,949,858 shares were granted to other officers and key employees of the Company and its subsidiaries.

          Chief Executive Officer Compensation

     In fiscal 1997, the compensation of Mr. Nicolosi was determined pursuant to the Nicolosi Agreement described in "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." The Committee approved an annual bonus for Mr. Nicolosi for fiscal 1997 in the amount of $500,000 due to Mr. Nicolosi's significant progress in developing and beginning the implementation of strategic initiatives to improve the Company's performance.

     In fiscal 1997, the Compensation Committee of the Board of Directors consisted of:

                       R. Theodore Ammon
                       Robert H. Falk
                       Carl C. Icahn
                       Marc J. Rowan

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid or awarded to Richard R. Nicolosi, Chief Executive Officer ("CEO") of the Company, Steven J. Green, former CEO, and the other four most highly compensated executive officers of the Company during the last fiscal year (collectively, the "Named Executives") for services rendered in all capacities for the last three fiscal years.

                                                                                           Long-Term Compensation
                                                Annual Compensation                                 Awards
                             -------------------------------------------------------     --------------------------
                                                                          Other           Restricted
                                                                          Annual            Stock       Securities     All Other
                                                  Salary      Bonus     Compensation        Awards      Underlying    Compensation
Name/Principal Position         Year(a)            ($)         ($)           ($)             ($)       Options/SARs(#)    ($)(f)
-----------------------      ------------     ------------   --------   ------------     ----------    ------------   ------------
Richard R. Nicolosi........          1997         $425,000   $500,000   $112,500(c)      $1,095,000(d)      425,532     $  109,034
   President, CEO, and               1996               --         --                            --              --             --
   Director                          1995               --         --                            --              --             --

Steven J. Green............          1997          178,692         --         --                 --              --      2,016,253
   Former Chairman of the            1996          600,000         --         --                 --       2,153,668         13,060
   Board, President and CEO*         1995          600,000    500,000         --                 --              --          9,026

Thomas J. Leonard..........          1997          250,000    187,500         --            709,724(e)       98,619          6,316
   President, Samsonite -            1996          250,000    125,000                            --              --          7,260
   the Americas                      1995          250,000    250,500                            --              --          6,657

Luc Van Nevel(b)...........          1997          290,980    275,000         --            709,724(e)       98,619        102,704
   President, Samsonite              1996          306,331    153,165                            --              --         31,001
   International                     1995          271,330    250,000                            --              --         22,227

Thomas R. Sandler..........          1997          200,000    220,000         --            709,724(e)       98,619          5,968
   Chief Financial Officer           1996          150,000    100,000                            --              --          6,156
   and Treasurer

Gary D. Ervick.............          1997          202,961    172,600         --                 --          82,895          8,943
   President, Samsonite              1996          114,928     61,250         --                 --              --             --
   Distributing Company              1995               --         --         --                 --              --             --

------------------------
* Effective May 15, 1996, the employment of Mr. Green as Chairman of the Board, President and CEO ceased and effective May 21, 1996 he resigned from the Board of Directors and its committees. He was succeeded as Chief Executive Officer and President by Richard R. Nicolosi.

(a)  Fiscal year ending January 31.

(b) Mr. Van Nevel's base salary is 9,000,000 Belgian francs for each of the three fiscal years ended January 31, 1997. His salary, bonuses, and all other compensation amounts, to the extent denominated in Belgian francs, have been translated to U.S. dollars at rates of 30.93, 29.38, and 33.17 francs to the U.S. dollar for the years ended January 31, 1997, 1996, and 1995, respectively.

(c) Consists of amounts paid during the year for a housing allowance at the rate of $12,500 per month.

(d) The Company issued 60,000 shares of restricted stock to Mr. Nicolosi on May 15, 1996 pursuant to the terms of his employment agreement (see "Employment Contracts and Termination of Employment and Change-in-Control Arrangements"). The market value of the stock at May 15, 1996 was $18.25 per share.

(e ) Effective as of May 15, 1996, the Company entered into agreements with Messrs. Leonard, Van Nevel, and Sandler that provide for stock bonuses to each of them of 38,889 shares of common stock. The market value of the stock at May 15, 1996 was $18.25 per share. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

(f) Represents the following amounts paid by the Company for the benefit of the named executive:


                                                                                                                           Life
                                                                                                                         insurance
                                                                                                            Company       premium
                                                                            Relocation    Severance     contribution to  and excess
Name                                                               Year(i)  allowance      payment        401(k) Plan     medical
----                                                               -------  ----------  --------------  ---------------  ----------
 Mr. Nicolosi....................................................  1997       $100,000             --            $6,250     $ 2,784

 Mr. Green.......................................................  1997             --  $2,000,033(ii)            4,500      11,720

 Mr. Leonard.....................................................  1997             --             --             4,750       1,566

 Mr. Van Nevel(iii)..............................................  1997             --             --                --          --

 Mr. Sandler.....................................................  1997             --             --             4,750       1,218

 Mr. Ervick......................................................  1997             --             --             7,958         985

 (i)    Fiscal year ending January 31.

 (ii) Consists of amounts paid during the year for severance pursuant to an employment agreement with Mr. Green. See "Employment Contracts and Termination of Employment and Change-in-Control Agreements."

 (iii) Mr. Van Nevel participates in an employee benefit arrangement available to employees of the Company located in Belgium, which combines retirement and life insurance benefits based on salary is contributed by the Company on behalf of such employees in order to purchase insurance contracts that contain both a life insurance and retirement pension provision. In fiscal 1997, $102,704 was contributed on behalf of Mr. Van Nevel.

The following table discloses the grants of stock options during fiscal 1997 to Named Executives.

                     OPTION/SAR GRANTS IN FISCAL YEAR 1997

                                                                                                    Potential realizable
                                                                                                      value at assumed
                                                                                                    annual rates of stock
                                                                                                   price appreciation for
                                                  Individual Grants                                      option term
                        -------------------------------------------------------------------------  -----------------------
                           Number of              % of Total
                           Securities            Options/SARs        Exercise
                           Underlying             Granted to          or Base
                          Options/SARs           Employees in         Price
Name                       Granted (#)           Fiscal Year          ($/Sh)     Expiration Date     5% ($)     10% ($)
----                    -----------------   ----------------------   --------   -----------------  ---------   ---------
Mr.  Nicolosi                     425,532                    15.45%     18.25   May 15, 2001       2,145,000   4,740,000

Mr. Leonard                        98,619                     3.58%    10.875   February 20, 2002    364,000     828,000

Mr. Luc Van Nevel                  98,619                     3.58%    10.875   February 20, 2002    364,000     828,000

Mr. Sandler             Grant 1    73,964                     2.69%    12.875   February 20, 2002    324,000     735,000

                        Grant 2    24,655                      .89%     35.50   October 29, 2002     298,000     675,000

Mr. Ervick              Grant 1    12,895                      .47%    13.875   March 28, 2002        61,000     138,000

                        Grant 2    40,000                     1.45%     18.50   August 21, 2002      252,000     571,000

                        Grant 3    30,000                     1.09%     41.50   January 16, 2003     423,000     961,000

     The following table discloses, for the Named Executives, information regarding stock options that were held at January 31, 1997.


                       FISCAL YEAR END OPTION/SAR VALUES

                           Number of Securities       Value of Unexercised
                         Underlying Options/SARs    in-the-money Options/SARs
                         at Fiscal Year-End (#)       at Fiscal Year End ($)
Name                   Exercisable/Unexercisable   Exercisable/Unexercisable(a)
----                   -------------------------   ----------------------------

Mr. Nicolosi                      0/425,532                   0/9,043,000

Mr. Leonard                   19,724/78,895             565,000/2,258,000

Mr. Van Nevel                 19,724/78,895             565,000/2,258,000

Mr. Sandler                   23,011/75,608             427,000/1,641,000

Mr. Ervick                    18,491/64,404               412,000/758,000


(a) Total value of options based on fair market value of common stock of $39.50 as of January 31, 1997. There were no awards under long-term incentive plans, other than stock options and awards granted, to any Named Executives in fiscal 1997. The Named Executives did not acquire any shares through the exercise of options in fiscal 1997.

PENSION PLAN TABLE

     The U.S. executives are participants in the Samsonite Retirement Income Plan (the "Samsonite Pension Plan") and the Supplementary Executive Retirement Plan (the "SERP"). The Samsonite Pension Plan is a qualified defined benefit plan which provides benefits to the participants retiring at normal retirement age calculated based on years of service and average compensation (as defined by the pension plan), net of offsets for Social Security benefits. The SERP, which is a nonqualified unfunded plan, was adopted on December 1, 1995 and provides to eligible executives retirement benefits on compensation and benefits in excess of Internal Revenue Code maximums for qualified plans.

     The following table shows the estimated hypothetical annual benefits payable pursuant to the Samsonite Pension Plan and the SERP to persons retiring at their normal retirement age in 1997 in specified eligible compensation and years of service classifications.


                                         Years of Service
                         -----------------------------------------------
Remuneration                  15        20        25        30        35
------------             -------  --------  --------  --------  --------
$125,000                 $24,542  $ 32,723  $ 40,904  $ 49,084  $ 57,663

150,000                   30,167    40,223    50,279    60,334    70,788

175,000                   35,792    47,723    59,645    71,584    83,913

200,000                   41,417    55,223    69,029    82,834    97,038

225,000                   47,042    62,723    78,404    94,084   110,163

250,000                   52,667    70,223    87,779   105,334   123,288

300,000                   63,917    85,223   106,529   127,834   149,538

400,000                   75,167   100,223   125,279   150,334   175,788

450,000                   75,167   100,223   125,279   150,334   175,788

500,000                   75,167   100,223   125,279   150,334   175,788

550,000                   75,167   100,223   125,279   150,334   175,788

600,000                   75,167   100,223   125,279   150,334   175,788

     Compensation covered by the above Plans is total cash compensation paid, including any amount contributed under a Section 401(k) plan. The benefits shown above are payable on a life annuity basis and are not subject to any offset amounts.

     Mr. Nicolosi, Mr. Leonard, Mr. Sandler and Mr. Ervick have accrued 1, 12, 2 and 2 year(s), respectively, of service credit under the Samsonite Pension Plan and the SERP.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Richard R. Nicolosi. The Company has entered into an employment agreement, effective as of May 15, 1996, with Richard R. Nicolosi (the "Nicolosi Agreement"), pursuant to which Mr. Nicolosi will serve as President and Chief Executive Officer of the Company for a two-year term commencing on the effective date of the Nicolosi Agreement.

     The Nicolosi Agreement provides Mr. Nicolosi with, among other things, an annual base salary of $600,000 and an opportunity to receive an annual incentive bonus of $500,000 (80% of which has been guaranteed for the first year) if the Company attains certain performance goals. In connection with the Nicolosi Agreement, the Company has granted Mr. Nicolosi options to purchase 425,532 shares of Common Stock at an exercise price of $18.25 per share (subject to customary antidilution adjustments). Options to purchase 186,170 shares of Common Stock (the "Series A Options") are time-vesting options and options to purchase 239,362 shares of Common Stock (the "Series B Options") subject to certain performance requirements with respect to accelerated vesting. The options have a five year term. Fifty percent (50%) of the Series A Options will vest on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998, so long as Mr. Nicolosi remains continually employed by the Company through such date. All of the Series B options shall vest on April 15, 2001, so long as he remains continually employed by the Company through April 15, 2001, subject to accelerated performance based vesting as follows. The Series B Options will vest on May 15, 1998 if Mr. Nicolosi remains continually employed by the Company through such date and the average market value of the Common Stock equals or exceeds $30.00 per share in any period of 30 consecutive days prior to May 15, 1998. Notwithstanding the foregoing, if a change of control event occurs prior to May 15, 1998 and if Mr. Nicolosi remains continually employed by the Company through the date of such event, (i) all of the Series A Options will automatically vest and (ii) all of the Series B Options will vest if either (a) the average market value of the Common Stock in any period of 30 consecutive days prior to such event or (b) the market value of the Common Stock as of the date of such event, equals or exceeds $30.00 per share. During fiscal 1997, the market value of the Company's Common Stock did exceed $30.00 per share for 30 consecutive days.

     Also in connection with the performance by Mr. Nicolosi of services pursuant to the Nicolosi Agreement, the Company has agreed to issue to Mr. Nicolosi 60,000 shares of restricted Common Stock (the "Restricted Shares"). Fifty percent (50%) of the Restricted Shares will vest on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998; provided that if a change of control event occurs and Mr. Nicolosi remains continually employed by the Company through the date of such event, then all Restricted Shares that have not vested will become vested as of the date of such event.

     Pursuant to a separate agreement with Mr. Nicolosi, the Company has sold and issued to Mr. Nicolosi 55,000 shares of Common Stock at a purchase price of $18.25 per share (the market price at the date of the sale), or an aggregate purchase price of $1,003,750.

     The Nicolosi Agreement also provides Mr. Nicolosi with participation in certain employee benefit plans and arrangements on the same basis as other executive officers of the Company and contains customary provisions regarding reimbursement of legal fees and business expenses and for reimbursement of certain other expenses (including a one-time relocation allowance of $100,000 and a housing allowance at the rate of $12,500 per month), and indemnification with respect to actions taken by Mr. Nicolosi in his capacity as an officer of the Company.

     If the Company terminates Mr. Nicolosi's employment without Cause (as defined in the Nicolosi Agreement) (other than for disability), or if Mr. Nicolosi terminates his employment for Good Reason (as defined in the Nicolosi Agreement), then (1) the Company will be required to pay Mr. Nicolosi a lump sum severance payment of $1 million, (2) until Mr. Nicolosi becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Nicolosi to continue to par ticipate, for the remainder of the term of the Nicolosi Agreement, in all Company benefit plans, provided such participation is permissible under the general terms and provisions of those plans, (3) fifty percent (50%) of the Restricted Shares and fifty percent (50%) of the Series A Options will vest if the date of termination is on or prior to May 15, 1997 and all of the Restricted Shares and Series A Options will vest if the date of termination is after May 15, 1997 and (4) all of the Series B Options will vest if either (a) the average market value of the Common Stock in any period of 30 consecutive days prior to the date of termi nation or (b) the market value of the Common Stock as of the date of termination, equals or exceeds $30.00 per share; provided that if a change of control event occurs within 180 days after the date of termination and either the average market value of the Common Stock in any period of 30 consecutive days prior to such event or the market value of the Common Stock as of the date of such event, equals or exceeds $30.00 per share, all of the Restricted Shares, Series A Options and Series B Options will vest as of the date of such change of control event.

     The Nicolosi Agreement provides that during Mr. Nicolosi's employment with the Company and for a period of two years thereafter, Mr. Nicolosi will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associate with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment.
Making or holding any investment in any amount in securities traded on any national securities exchange or traded in the over the counter market, provided said investments do not exceed 1% of the issued and outstanding stock of any one such corporation, will not constitute a violation of the foregoing noncompetition agreement. The Nicolosi Agreement also limits the amount of additional shares of Common Stock that Mr. Nicolosi can purchase without the consent of the Board of Directors of the Company, and it restricts him from becoming involved in proxy contests or takeover proposals and certain similar activities with respect to the Company except on behalf of the Company.

     Steven J. Green. Effective as of April 13, 1995, the Company entered into an employment agreement with Steven J. Green (the "Green Agreement") for a five-year term (the "Term"). Effective May 15, 1996, the employment of Mr. Green as Chairman of the Board, Chief Executive Officer and President ceased as he was succeeded as Chief Executive Officer by Richard R. Nicolosi. Mr. Green resigned as a Director effective May 21, 1996.

     The Green Agreement provided Mr. Green with, among other things, an annual base salary of $600,000 and an opportunity to receive an annual incentive bonus of $500,000 if the Company attains certain performance goals. In connection with the Green Agreement, the Company granted Mr. Green options to purchase 500,000 shares of Common Stock at an exercise price of $24.85 per share, as adjusted by the terms of the option agreement for the spinoff transaction in fiscal 1996, and options to purchase 1,000,000 shares of Common Stock at an exercise price of $32.85 per share, as adjusted by the terms of the option agreement for the spinoff transaction in fiscal 1996 (collectively, the "New Options"). The option agreement provided the New Options to become exercisable on an accelerated basis if the Company attained certain performance goals related to the Company's consolidated earnings before interest and income taxes; otherwise the New Options were to vest on February 1, 2005 if Mr. Green remained continually employed by the Company. Options for 300,000 shares lapsed as of January 31, 1996 and the remaining options for 1,200,000 shares became exercisable upon Mr. Green's cessation of employment. Such options were exercised on February 11, 1997.

     Also in connection with the performance by Mr. Green of services pursuant to the Green Agreement, Mr. Green purchased from the Company 425,532 shares of Common Stock (the "Purchased Shares") at a price of $23.50 per share (the market price per share of the Common Stock on the date that an agreement in principle was reached) in exchange for his $10 million promissory note (the "Promissory Note") which was paid in October 1996.

     The Green Agreement also provided Mr. Green with participation in certain employee benefit plans and arrangements on the same basis as other executive officers of the Company and contains customary provisions regarding reimbursement of legal fees and other business expenses, and indemnification with respect to actions taken by Mr. Green in his capacity as an officer of the Company.

     Under a previous agreement (the "Prior Green Agreement"), Mr. Green was granted 463,918 shares of restricted Common Stock (the "Restricted Stock") and options to purchase 840,430 shares of Common Stock at an exercise price of $20.25 per share (the "Old Options"). Pursuant to the Green Agreement, all the Restricted Stock and 7/9ths (653,668 shares) of the Old Options vested on the effective date of the Green Agreement. Such amounts of Restricted Stock and Old Options are equal to the amounts of Restricted Stock and Old Options that would have vested under the Prior Green Agreement as of June 1995, assuming in the case of the Old Options that the performance goals under the Prior Green Agreement were satisfied. The 2/9ths balance of the Old Options have been canceled. The option price of $20.25 for the old options was adjusted to $11.87 per share in fiscal 1996 for the spinoff transaction. Such options were exercised on February 11, 1997.

     Upon certain types of termination of Mr. Green's employment with the Company (e.g., a termination by the Company for any reason other than Cause (as defined in the Green Agreement) or a termination by Mr. Green constituting Good Reason (as defined in the Green Agreement)), the Green Agreement provided for certain severance benefits including (i) a lump sum payment (discounted to reflect accelerated payment) in lieu of the incentive bonus equal to the lesser of (A) the aggregate incentive bonus payable in respect of each fiscal year remaining in the term of the Green Agreement and (B) $1,000,000 and (ii) a lump sum payment (discounted to reflect accelerated payment) equal to the lesser of
(C) the aggregate amount of all
remaining salary payments for the remainder of the term of the Green Agreement and (D) the annual base salary in effect as of the date of termination multiplied by two. In addition, Mr. Green is entitled to continue receiving employee benefits under each employee benefit plan of the Company in which he participates as of the date of termination of employment until the earlier to occur of (i) the last day of the term of the Green Agreement and (ii) the second anniversary of the date of termination of employment. Moreover, upon such termination of Mr. Green's employment, all the options granted in connection with the Green Agreement became immediately and fully exercisable except those options that did not become vested because the applicable performance goals had not been attained. Mr. Green was paid severance of $2,000,033 under these terms of the Green Agreement.

     The Green Agreement contains confidentiality and noncompetition provisions that prevent Mr. Green from disclosing confidential information about the Company and from competing with the Company during the term of his employment and for two years following termination of his employment. The Green Agreement also limits the amount of additional shares of Common Stock that Mr. Green can purchase without the consent of the Board of Directors of the Company, and it restricts him from becoming involved in proxy contests or takeover proposals and certain similar activities with respect to the Company except on behalf of the Company.

     Thomas J. Leonard. The Company has entered into an employment agreement (the "Leonard Agreement") with Mr. Leonard, effective as of April 18, 1995. Pursuant to the Leonard Agreement, Mr. Leonard will serve as executive of the Company for a five-year term expiring on April 17, 2000. The Leonard Agreement provides for an annual salary of $250,000, adjusted annually for Consumer Price Index increases, with no adjustment for decreases. Mr. Leonard is eligible to receive an incentive bonus of up to 120% of his annual salary if the Company attains certain performance goals. Up to 50% of this incentive bonus is payable if Mr. Leonard satisfactorily completes certain annual projects prescribed by the Board. For fiscal 1998, the Committee has approved an increase in the maximum achievable incentive bonus to as much as 200% of annual salary provided certain Company-wide performance levels are achieved. The Leonard Agreement provides for participation in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other executive officers. The Leonard Agreement provides that if the Company terminates Mr. Leonard's employment without Cause (as defined in the Leonard Agreement), or if Mr. Leonard terminates his employment for Good Reason (as defined in the agreement), then (1) the Company will be required to pay Mr. Leonard an amount equal to the greater of (a) $500,000 or (b) the product of $41,667 times the lesser of 18 or the number of months remaining in the term of the Leonard Agreement and (2) until Mr. Leonard becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Leonard to continue to participate, for the number of years remaining in the term of the Leonard Agreement, in all Company benefit plans, provided such participation is permissible under the general terms and provisions of those plans. The Leonard Agreement provides that in the event the agreement continues in effect until the end of its term, and the Company has not offered continued employment to Mr. Leonard on substantially similar terms or the parties otherwise fail to reach a mutual agreement for an extension of Mr. Leonard's employment, the Company will be required to pay Mr. Leonard $250,000. The Leonard Agreement contains customary provisions regarding reimbursement of legal fees and certain other expenses, and indemnification with respect to actions taken by Mr. Leonard in his capacity as an officer of the Company. The Leonard Agreement provides that during Mr. Leonard's employment with the Company and for a period of one year thereafter, Mr. Leonard will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment. Making or holding any investment in any amount in securities traded on any national securities exchange or traded in the over-the-counter market, provided said investments do not exceed 1% of the issued and outstanding stock of any one such corporation, will not constitute a violation of the foregoing noncompetition agreement.

     On February 20, 1996, Mr. Leonard was granted options under the Company's 1995 Stock Option and Incentive Award Plan to purchase 98,619 shares of the Company's Common Stock at a price of $10.875 per share, the market price per share of Common Stock at the date of grant. The options have a six-year term. The options are exercisable 20% at the date of grant with the remaining options becoming exercisable ratably over a four-year period from the date of the grant.

     Effective as of May 15, 1996, the Company entered into an agreement with Mr. Leonard that provides for a stock bonus of 38,889 shares of Common Stock (the "Bonus Shares"), payable if Mr. Leonard remains continually employed by the Company through the earlier of the third anniversary of the date of the agreement and the first anniversary of a change of con trol event; provided that if Mr. Leonard's employment is terminated prior to such date (i) due to death,
(ii) by the Company other than for "Cause or disability", as defined, or (iii) by the executive for Good Reason, as defined, then notwithstanding such termination of employment, such bonus shall be payable not later than 30 days following such termination, and the Company will have the option of making such payment either in the form of Bonus Shares or in cash in an amount equal to the market value of the Bonus Shares at the time. The agreements also provide that if a change of control event occurs, all options to purchase Common Stock previously granted to Mr. Leonard shall vest on the first anniversary of the date on which such event occurs (to the extent such options shall not have otherwise vested as of such first anniversary date), so long as Mr. Leonard remains continually employed by the Company through such first anniversary date.

     Luc Van Nevel. The Company has entered into an Executive Management Agreement, as amended, effective May 1, 1994 (the "Management Agreement") with Mr. Luc Van Nevel for a term commencing on January 1, 1990 and continuing at the pleasure of the Company's Board of Directors in accordance with its bylaws or until the first to occur of Mr. Van Nevel's resignation, removal, death or disability. Under the Management Agreement, Mr. Van Nevel agrees to devote all necessary business time, energy and skill to the affairs of the Company, except for time devoted to the affairs of the Company's subsidiaries. The Management Agreement provides for annual salary and expenses of $115,000. The Management Agreement provides that upon Mr. Van Nevel's death, Termination for Cause or Voluntary Termination (each as defined in the Management Agreement), the Company will be required to pay Mr. Van Nevel all accrued salary and appropriate business expenses to the date of death or termination. In the event of Mr. Van Nevel's disability which renders him incapable of performing his duties for a period of more than one month, the Company may terminate Mr. Van Nevel's employment after paying Mr. Van Nevel all accrued salary and appropriate business expenses. Upon Termination Other Than for Cause (as defined in the Management Agreement), the Company will be required to pay Mr. Van Nevel (a) all accrued salary and appropriate business expenses to the date of termination and
(b) severance compensation in an amount equal to Mr. Van Nevel's one month salary. The Management Agreement provides that during Mr. Van Nevel's employment with the Company and for a period of two years after his employment with the Company ends, he will not, either alone or in any capacity with another firm (i) in any way interfere or attempt to interfere with the Company's relationships with any of its current or potential customers in the United States or Europe, (ii) employ or attempt to employ any of the then employees of the Company on behalf of any other competing entity in the United States or Europe or (iii) directly or indirectly engage in the manufacturing or marketing of any product, device or process which the Company manufactured or marketed as of the date his employment with the Company ends, or any product, device or process substantially similar thereto, or having substantially the same use as such product, device or process, or competitive therewith in the United States or Europe. Owning, as an inactive investor, securities in any competitor corporation listed on a national securities exchange or publicly traded in the over-the-counter market, provided said investments do not exceed 1% of the voting stock of such corporation, will not constitute a violation of the foregoing noncompetition agreement. In January 1990, Samsonite Europe N.V. entered into a Consulting Agreement (the "Consulting Agreement") with Mr. Van Nevel agreeing to retain Mr. Van Nevel as a consultant to perform day-to-day management of Samsonite Europe N.V. In January 1992, the Consulting Agreement was amended to provide for an increase in the total annual salary and expenses to be paid under the Consulting Agreement and the Management Agreement equal to BF9,000,000, which, at the time, was approximately equal to $250,000. For fiscal 1998, the Committee has approved a maximum achievable incentive bonus of up to 200% of salary if certain Company-wide performance levels are achieved.

     On February 20, 1996, Mr. Van Nevel was granted options under the Company's 1995 Stock Option and Incentive Award Plan to purchase 98,619 shares of the Company's Common Stock at a price of $10.875 per share, the market price per share of Common Stock at the date of grant. The options have a six-year term. The options are exercisable 20% at the date of grant with the remaining options becoming exercisable ratably over a four-year period from the date of the grant.

     Effective as of May 15, 1996, the Company entered into an agreement with Mr. Van Nevel that provides for a stock bonus of 38,889 shares of Common Stock (the "Bonus Shares"), payable if Mr. Van Nevel remains continually employed by the Company through the earlier of the third anniversary of the date of the agreement and the first anniversary of a change of control event; provided that if Mr. Van Nevel's employment is terminated prior to such date (i) due to death,
(ii) by the Company other
than for "Cause or disability", as defined, or (iii) by the executive for Good Reason, as defined, then notwithstanding such termination of employment, such bonus shall be payable not later than 30 days following such termination, and the Company will have the option of making such payment either in the form of Bonus Shares or in cash in an amount equal to the market value of the Bonus Shares at the time. The agreement also provides that if a change of control event occurs, all options to purchase Common Stock previously granted to Mr.
Van Nevel shall vest on the first anniversary of the date on which such event occurs (to the extent such options shall not have otherwise vested as of such first anniversary date), so long as Mr. Van Nevel remains continually employed by the Company through such first anniversary date.

     Thomas R. Sandler. The Company has entered into an employment agreement (the "Sandler Agreement"), with Mr. Sandler, effective as of May 1, 1995. Pursuant to the Agreement, Mr. Sandler will serve as the Chief Financial Officer of the Company for a five-year term expiring April 30, 2000. The Sandler Agreement provides for an annual salary of $200,000, which may be increased (but not decreased) by the Company at its discretion. Mr. Sandler is entitled to receive an incentive bonus of up to 120% of his annual salary if the Company attains certain performance goals. Up to 50% of this incentive bonus is payable if Mr. Sandler satisfactorily completes certain annual projects prescribed by the Board. For fiscal 1998, the Committee has approved a maximum achievable incentive bonus of up to 200% of salary if certain Company-wide performance levels are achieved. The Sandler Agreement provides for participation in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other executive officers. The Sandler Agreement provides that if the Company terminates Mr. Sandler's employment without Cause (as defined in the Sandler Agreement), or if Mr. Sandler terminates his employment for Good Reason (as defined in the agreement), then (1) the Company will be required to pay Mr. Sandler an amount equal to the greater of (a) $400,000 or (b) the product of $33,333 times the lesser of 18 or the number of months remaining in the term of the Sandler Agreement and (2) until Mr. Sandler becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Sandler to continue to participate, for the number of years remaining in the term of the Sandler Agreement, in all Company benefit plans, provided such participation is permissible under the general terms and provisions of those plans. The Sandler Agreement provides that in the event the agreement continues in effect until the end of its term, and the Company has not offered continued employment to Mr. Sandler on substantially similar terms or the parties otherwise fail to reach a mutual agreement for an extension of Mr. Sandler's employment, the Company will be required to pay Mr. Sandler $200,000. The Sandler Agreement contains customary provisions regarding reimbursement of legal fees and certain other expenses, and indemnification with respect to actions taken by Mr. Sandler in his capacity as an officer of the Company. The Sandler Agreement provides that during Mr. Sandler's employment with the Company and for a period of one year thereafter, Mr. Sandler will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment.
Making or holding any investment in any amount in securities traded on any national securities exchange or traded in the over the counter market, provided said investments do not exceed 1% of the issued and outstanding stock of any one such corporation, will not constitute a violation of the foregoing noncompetition agreement.

     On February 20, 1996, Mr. Sandler was granted options under the Company's 1995 Stock Option and Incentive Award Plan to purchase 73,964 shares of the Company's Common Stock at a price of $12.875 per share, a price above the market value at the date of grant. The options have a six-year term. The options are exercisable 20% at the date of grant with the remaining options becoming exercisable ratably over a four-year period from the date of the grant. On October 29, 1996, Mr. Sandler was granted options under the 1995 Plan to purchase 24,655 shares of the Company's Common Stock at a price of $35.50 per share, the market value at the date of grant. The options have a six-year term. One third of the options are exercisable beginning January 31, 1997 with the remaining options becoming exercisable ratably over a two-year period from January 31, 1997. With respect to the October 29, 1996 grant of options, (i) if a change in control event occurs, the options shall vest on the one-year anniversary of the change in control event, provided that Mr. Sandler remains employed through such date; and (ii) if Mr. Sandler's employment is terminated by the Company without Cause or by Mr. Sandler for Good Reason, all unvested options shall vest.

     Effective as of May 15, 1996, the Company entered into an agreement with Mr. Sandler that provides for a stock bonus of 38,889 shares of Common Stock (the "Bonus Shares"), payable if Mr. Sandler remains continually employed by the Company through the earlier of the third anniversary of the date of the agreement and the first anniversary of a change of control event; provided that if Mr. Sandler's employment is terminated prior to such date (i) due to death,
(ii) by the Company other than for "Cause or disability", as defined, or (iii) by the executive for Good Reason, as defined, then notwithstanding such termination of employment, such bonus shall be payable not later than 30 days following such termination, and the Company will have the option of making such payment either in the form of Bonus Shares or in cash in an amount equal to the market value of the Bonus Shares at the time. The agreement also provides that if a change of control event occurs, all options to purchase Common Stock granted to Mr. Sandler prior to May 15, 1996 shall vest on the first anniversary of the date on which such event occurs (to the extent such options shall not have otherwise vested as of such first anniversary date), so long as Mr. Sandler remains continually employed by the Company through such first anniversary date.

     Gary D. Ervick. The Company has entered into an employment agreement (the "Ervick Agreement") with Mr. Ervick, effective as of September 10, 1996. Pursuant to the Ervick Agreement, Mr. Ervick will serve as executive of the Company for a three-year term expiring on September 9, 1999. The Ervick Agreement provides for an annual salary of $212,000, which may be increased (but not decreased) by the Company at its discretion. Mr. Ervick is eligible to receive an incentive bonus of up to 90% of base annual salary, if the Company attains certain performance goals. Up to 50% of this incentive bonus is payable if Mr. Ervick satisfactorily completes certain annual projects prescribed by the Board. For fiscal 1998, the Committee has approved a maximum achievable incentive bonus of up to 150% of salary if certain Company-wide performance levels are achieved. The Ervick Agreement provides for participation in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other executive officers. The Ervick Agreement provides that if the Company terminates Mr. Ervick's employment without Cause (as defined in the Ervick Agreement), or if Mr. Ervick terminates his employment for Good Reason (as defined in the agreement), then (i) the Company will be required to pay Mr. Ervick an amount equal to 200% of his annual base salary plus a pro-rata portion of any incentive bonus which would have been payable for that portion of the fiscal year preceding the date of termination; and (ii) the Company will allow Mr. Ervick to continue to participate, for a period not to exceed six months, in all Company benefit plans to the same extent and upon the same terms as Mr. Ervick participated in such plans immediately prior to the termination of his employment, provided such participation is permissible under the general terms and provisions of those plans. The Ervick Agreement provides that in the event the agreement continues in effect until the end of its term, and the Company has not offered continued employment to Mr. Ervick on substantially similar terms or the parties otherwise fail to reach a mutual agreement for an extension of Mr. Ervick's employment, the Company will be required to pay Mr. Ervick a sum equal to 200% of his annual base salary. The Ervick Agreement contains customary provisions regarding reimbursement of legal fees and certain other expenses, and indemnification with respect to actions taken by Mr. Ervick in his capacity as an officer of the Company. The Ervick Agreement provides that during Mr. Ervick's employment with the Company and for a period of one year thereafter, Mr. Ervick will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity that is in substantial competition, as defined by the Ervick Agreement, with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment. Making or holding any investment in any amount in securities traded on any national securities exchange or traded in the over-the-counter market, provided said investments do not exceed 1% of the issued and outstanding stock of any one such corporation, will not constitute a violation of the foregoing noncompetition agreement.

     On March 28, 1996, Mr. Ervick was granted options under the Company's 1995 Stock Option and Incentive Award Plan (the "1995 Plan") to purchase 12,895 shares of the Company's Common Stock at a price of $10.875 per share, the market price per share of Common Stock at the date of grant. The options have a six-year term. The options are exercisable 20% at the date of grant with the remaining options becoming exercisable ratably over a four-year period from the date of the grant. On August 21, 1996, Mr. Ervick was granted options under the 1995 Plan to purchase 40,000 shares of the Company's Common Stock at a price of $18.50 per share, the market value at the date of grant. The options have a six-year term with one third becoming exercisable on January 31, 1997 and the remaining options becoming exercisable ratably over a two-year period beginning January 31, 1997. On January 16, 1997, Mr. Ervick was granted options under the 1995 Plan to purchase 30,000 shares of the

Company's Common Stock at a price of $41.50 per share, the market value at the date of grant. The options have a six-year term and become exercisable ratably in thirds over a three-year period beginning on the date of the grant. For the options granted in August 21, 1996 and January 16, 1997, (i) if a change in control event occurs, the options shall vest on the one year anniversary of the change in control event, provided that Mr. Ervick remains employed through such dates; and (ii) if Mr. Ervick's employment is terminated by the Company without Cause or by Mr. Ervick for Good Reason, all unvested options shall vest.

1995 STOCK OPTION AND INCENTIVE AWARD PLAN

     In fiscal 1997, the Company increased the number of shares reserved for issuance under the 1995 Stock Option and Award Plan (as Amended in 1996) ("the 1995 Plan") to 2,550,000 shares for the issuance of options as determined by the Compensation Committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the plan. Incentive stock options must be issued at exercise prices no less than the fair market value of the Common Stock at the date of the grant. Nonqualified options may be granted at exercise prices at or below the market value, but not at less than 50% of the market value of the Common Stock at the date of the grant. Options granted under the 1995 Plan will vest over a period of not more than ten years as determined by the Compensation Committee.

     At January 31, 1997, options for 2,299,872 shares were outstanding to various executive officers and other employees under the 1995 Plan at option exercise prices ranging from $10.875 to $42.75 per share, which prices were greater than or equal to the market value of the Common Stock as of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No current or former officer of the Company served as a member of the Compensation Committee.

PERFORMANCE GRAPH

     The performance graph below compares the cumulative total return to stockholders on June 24, 1994, the date on which the Common Stock was first traded publicly through January 31, 1997, for a holder of Common Stock against the cumulative total return of the Standard & Poor's Midcap 400 Index ("S&P Midcap 400") and a group of peer companies over the same period. However, in reviewing this graph, stockholders should keep in mind the possible effect that the limited trading in the Common Stock may have on the price of such stock and the fact that, in the Company's judgment, there are no directly comparable companies which are publicly traded. The decline in the value of the Company's Common Stock in fiscal 1996 can be partially attributed to the spinoff of Culligan Water Technologies, Inc. on September 12, 1995. The stock price performance depicted in the performance graph is not necessarily indicative of future stock price performance.

     The performance graph assumes $100 was invested on June 24, 1994 and is based on an opening price for the Common Stock of $20.25 per share on June 24, 1994 and closing prices for the S&P Midcap 400 and the common stock of the members of the industry peer group on June 23, 1994. The cumulative total stockholder return is based on share price appreciation plus dividends. The performance data is presented in the graph and in the table which follows the graph.

                             [GRAPH APPEARS HERE]


-------------------------------------------------------------------------------------
                  June 24, 1994  January 31, 1995  January 31, 1996  January 31, 1997
-------------------------------------------------------------------------------------
Samsonite                  $100              $116              $ 46              $195
-------------------------------------------------------------------------------------
S&P Midcap 400             $100              $105              $137              $168
-------------------------------------------------------------------------------------
Peer Group                 $100              $116              $115              $136
-------------------------------------------------------------------------------------

     The peer group consists of the following publicly-held branded consumer durables manufacturers: The Coleman Company, Inc., Sunbeam Corporation, The Black & Decker Corporation, Premark International Inc., Rubbermaid Incorporated and Toastmaster Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information about persons known to the Company to be the beneficial owner of more that 5% of the Common Stock, and as to the beneficial ownership of the Common Stock by each of the Company's directors and executive officers and all of the Company's directors and executive officers as a group, as of March 31, 1997. Except as otherwise indicated, to the knowledge of the Company, the persons identified below have sole voting and sole investment power with respect to shares they own of record.


                                                  Number of Shares
Name and Address of Beneficial Owner             Beneficially Owned      Percent
------------------------------------             ------------------      -------
Apollo Investment Fund, L.P.
      c/o Apollo Advisors, L.P.
      2 Manhattan Road
      Purchase, New York 10577

and

Lion Advisors, L.P.                                       7,334,859 (1)    36.08%
      1301 Avenue of the Americas, 38th Floor
      New York, NY 10019

FMR Corp.                                                 2,540,000        12.50%
      82 Devonshire Street
      Boston, MA  02109

Leon G. Cooperman                                         1,028,412 (2)     5.06%
      c/o Omega Advisors, Inc.
      Wall Street Plaza, 31st Floor
      88 Pine Street
      New York, New York 10005

Richard R. Nicolosi                                         406,375 (3)     2.00%
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239

Mark H. Rachesky                                             75,184            *
      Mark Capital Partners
      335 Madison Avenue, 26th Floor
      New York, New York 10017

John P. Murtagh                                              71,000 (4)        *
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239


                                                  Number of Shares
Name and Address of Beneficial Owner             Beneficially Owned      Percent
------------------------------------             ------------------      -------

Luc Van Nevel                                            41,448 (5)            *
      c/o Samsonite Europe N.V.
      Westerring 17
      B-9700 Oudenaarde, Belgium

Thomas J. Leonard                                        40,163 (5)            *
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239

Thomas R. Sandler                                        39,304 (6)            *
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239

Robert P. Baird, Jr.                                     38,833 (7)            *
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239

James E. Barch                                           38,333 (7)            *
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239

Karlheinz Tretter                                        33,446 (8)            *
      c/o Samsonite Europe N.V.
      Westerring 17
      B-9700 Oudenaarde, Belgium

Gary D. Ervick                                           23,771 (9)            *
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239

D. Michael Clayton                                        4,031 (10)           *
      c/o Samsonite Corporation
      11200 East 45th Avenue
      Denver, Colorado 80239

Bernard Attal                                               298                *
      1301 Sixth Avenue, 38th Floor
      New York, New York 10019

R. Theodore Ammon                                           184                *
      Big Flower Press Holdings, Inc.
      3 E. 54th Street, 19th Floor
      New York, New York 10022



                                                  Number of Shares
Name and Address of Beneficial Owner             Beneficially Owned      Percent
------------------------------------             ------------------      -------

Leon D. Black                                               184 (11)           *
      1301 Avenue of the Americas, 38th Floor
      New York, NY 10019

Robert H. Falk                                              184 (11)           *
      1301 Avenue of the Americas, 38th Floor
      New York, NY 10019

Robert L. Rosen                                             184                *
      RLR Partners, L.P.
      825 Third Avenue, 40th Floor
      New York, New York 10022

Marc J. Rowan                                               184 (11)           *
      1301 Avenue of the Americas, 38th Floor
      New York, NY 10019

Stephen J. Solarz                                           135                *
      APCO Associates, Inc.
      1615 L Street, N.W., Suite 900
      Washington, DC  20036

All Directors and Executive Officers as a group         813,241 (12)        3.93%


*Less than 1.0%

 (1) Includes 3,668,163 shares held by Apollo Investment Fund, L.P. ("Apollo") and 3,666,696 shares beneficially held by Lion Advisors, L.P. ("Lion") on behalf of an investment account under management over which Lion has exclusive investment, voting and dispositive power. Lion is affiliated with Apollo Advisors, L.P., the general partner of Apollo Investments.

 (2) Includes shares purchased by Omega Capital Partners (317,712 shares), Omega Institutional Partners, L.P. (21,100 shares), Omega Overseas Partners Ltd. (453,700 shares), Omega Equity Partners, L.P. (25,600 shares) and Omega Advisors, Inc. (210,300 shares), each of which entities is controlled by Mr. Cooperman.

 (3) Includes 60,000 shares of restricted Common Stock issued to Mr. Nicolosi in connection with his employment arrangement. Includes options to purchase 93,085 shares of Common Stock exercisable within 60 days of March 31, 1997.

 (4) Includes options to purchase 50,000 shares of Common Stock exercisable as of March 31, 1997.

 (5) Includes options to purchase 39,448 shares of Common Stock exercisable as of March 31, 1997.

 (6) Includes options to purchase 37,804 shares of Common Stock exercisable as of March 31, 1997.

 (7) Includes options to purchase 33,333 shares of Common Stock exercisable as of March 31, 1997.

 (8) Includes options to purchase 32,446 shares of Common Stock exercisable as of March 31, 1997.

  (9) Includes options to purchase 18,491 shares of Common Stock exercisable as of March 31, 1997.

  (10) Includes options to purchase 3,831 shares of Common Stock exercisable as of March 31, 1997.

  (11) Includes shares issued under the Directors Stock Plan. Does not include shares held by Apollo or Lion. Each of Messrs. Falk and Rowan, directors of the Company, together with Mr. Black, a director of the Company, who is also a director of Apollo Capital Management, Inc., the general partner of Apollo Advisors, L.P., and of Lion Capital Management, Inc., the general partner of Lion, disclaims beneficial ownership of the securities held by Apollo and Lion.

  (12) Excludes shares listed above for Apollo Investment Fund, L.P., and Lion Advisors, L.P. If such shares were included, the aggregate number of shares beneficially owned by all directors and executive officers as a group would be 8,148,100, representing 39.35%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As described in note 13 to the consolidated financial statements included elsewhere herein, the Company settled for $200,000 a claim against the Company by Apollo Investment Fund, L.P. ("Apollo") and an affiliate of Apollo. Apollo and its affiliates own 36.08% of the Company's issued and outstanding common stock as of March 31, 1997 (45.75% at January 31, 1997).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:
         See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.
     2.  Financial Statement Schedule:
         See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.
     3.  Exhibits:
         See Exhibit Index on pages E-1 through E-3 hereof.

(b)  Reports on Form 8-K.
     Form 8-K dated November 8, 1996.
     Item 5. Other Events - Restructuring Program.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAMSONITE CORPORATION

                                         By:  /s/ RICHARD R. NICOLOSI
                                              ----------------------------------
                                              President, Chief Executive Officer
                                              and Director

                                         Date:  April 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                  Title                       Date
---------                                  -----                       ----

/s/ RICHARD R. NICOLOSI    President, Chief Executive Officer     April 10, 1997
-----------------------
Richard R. Nicolosi        and Director

/s/ THOMAS R. SANDLER      Chief Financial Officer and Treasurer  April 10, 1997
-----------------------
Thomas R. Sandler

/s/ R. THEODORE AMMON      Director                               April 10, 1997
-----------------------
R. Theodore Ammon

/s/ BERNARD ATTAL          Director                               April 10, 1997
-----------------------
Bernard Attal

/s/ LEON D. BLACK          Director                               April 10, 1997
-----------------------
Leon D. Black

/s/ ROBERT H. FALK         Director                               April 10, 1997
-----------------------
Robert H. Falk

/s/ MARK H. RACHESKY       Director                               April 10, 1997
-----------------------
Mark H. Rachesky

/s/ ROBERT L. ROSEN        Director                               April 10, 1997
-----------------------
Robert L. Rosen

/s/ MARC J. ROWAN          Director                               April 10, 1997
-----------------------
Marc J. Rowan

/s/ STEPHEN J. SOLARZ      Director                               April 10, 1997
-----------------------
Stephen J. Solarz


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



CONSOLIDATED FINANCIAL STATEMENTS                                          Page
                                                                           ----

Independent Auditors' Report.............................................. F-2

Consolidated Balance Sheets as of January 31, 1997 and 1996............... F-3

Consolidated Statements of Operations for each of the years in the three-year period ended January 31, 1997................................. F-4

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended January 31, 1997............................. F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended January 31, 1997................................. F-6

Notes to Consolidated Financial Statements................................ F-8

SCHEDULE:

Schedule II - Valuation and Qualifying Accounts........................... F-34

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors
Samsonite Corporation:

          We have audited the accompanying consolidated financial statements of Samsonite Corporation (formerly Astrum International Corp.) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG Peat Marwick LLP

Denver, Colorado
March 18, 1997

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           January 31, 1997 and 1996
                                 (In thousands)

                                                                                    Pro Forma*       January 31,
                                                                                   January 31,  -----------------------
                ASSETS                                                                1997          1997         1996
                ------                                                             ----------   ------------   --------
Current assets:                                                                    (Unaudited)

 Cash and cash equivalents                                                           $   9,343         9,343     15,179

 Trade receivables, net of allowances for doubtful accounts
   of  $7,431 and $8,152                                                                83,276        83,276     73,513

 Notes and other receivables                                                             9,045         9,045      3,711

 Inventories (note 4)                                                                  135,071       135,071    115,736

 Deferred income tax assets (note 10)                                                   36,365        36,365     38,760

 Prepaid expenses and other current assets                                              13,012        13,012     15,990

 Assets held for sale                                                                    9,002         9,002      9,455
                                                                                      --------      --------   --------
   Total current assets                                                                295,114       295,114    272,344

Investments in affiliates                                                                2,989         2,989         --

Property, plant and equipment, net (note 5)                                            143,959       143,959    140,912

Intangible assets, less accumulated amortization of                                    127,655       127,655    159,492
 $203,039 and $171,278 (note 6)

Other assets and long-term receivables, net of allowances for doubtful accounts
 of $5,556 and $10,104 (note 11)                                                        20,146        22,941     34,695
                                                                                     ---------      --------   --------
                                                                                     $ 589,863       592,658    607,443
                                                                                     =========      ========   ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:

 Short-term debt (notes 7 and 8)                                                     $   2,095         2,095      9,487

 Current installments of long-term obligations (note 8)                                 12,862        22,862     16,306

 Accounts payable                                                                       46,777        46,777     33,520

 Accrued interest expense                                                                1,383         2,183      1,742

 Accrued compensation and employee benefits                                             21,540        21,540     19,619

 Other accrued expenses (note 13)                                                       81,070        94,262     92,151
                                                                                     ---------      --------   --------
   Total current liabilities                                                           165,727       189,719    172,825

Long-term obligations, less current installments (note 8)                              150,255       267,755    294,653

Deferred income tax liabilities (note 10)                                               26,208        30,921     33,038

Other noncurrent liabilities (notes 11 and 13)                                          75,125        75,125     79,672
                                                                                     ---------      --------   --------
   Total liabilities                                                                   417,315       563,520    580,188
                                                                                     ---------      --------   --------

Minority interests in consolidated subsidiaries                                          4,140         4,140      2,139

Stockholders' equity (notes 8, 9 and 17):

 Preferred stock                                                                            --            --         --

 Common stock                                                                              203           160        159

 Additional paid-in capital                                                            416,901       266,752    261,842

 Accumulated deficit                                                                  (242,652)     (235,870)  (224,547)

 Foreign currency translation adjustment                                                (5,337)       (5,337)    (2,338)

 Unearned compensation - restricted shares                                                (707)         (707)        --

 Note receivable from officer                                                               --            --    (10,000)
                                                                                     ---------      --------   --------
   Total stockholders' equity                                                          168,408        24,998     25,116
                                                                                     ---------      --------   --------
Commitments and contingencies (notes 8, 9, 11 and 13)

                                                                                     $ 589,863       592,658    607,443
                                                                                     =========      ========   ========

*The unaudited pro forma consolidated balance sheet gives effect to a stock offering completed February 11, 1997, the exercise of stock options in connection with the offering, and the use of proceeds therefrom. See note 17.

         See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                                Year ended January 31,
                                                                                            -----------------------------
                                                                                              1997      1996       1995
                                                                                              ----      ----       ----

Net sales                                                                                   $741,138   675,209    635,452

Cost of goods sold                                                                           449,333   414,691    373,967
                                                                                            --------  --------   --------
    Gross profit                                                                             291,805   260,518    261,485

Selling, general and administrative expenses                                                 233,761   203,701    197,716

Amortization of intangible assets                                                             31,837    63,824     67,189

Provision for restructuring operations (note 3)                                               10,670     2,369         --
                                                                                            --------  --------   --------
    Operating income (loss)                                                                   15,537    (9,376)    (3,420)


Other income (expense):

  Interest income                                                                              1,419     4,709      2,909

  Interest expense and amortization of premium and issue costs of debt                       (35,670)  (39,974)   (37,875)

  Other - net (notes 13 and 14)                                                               18,821     3,967      2,729
                                                                                            --------  --------   --------
    Income (loss) from continuing operations before income taxes, minority
       interest, and extraordinary item                                                          107   (40,674)   (35,657)


Income tax expense (note 10)                                                                 (10,389)   (9,095)   (10,619)

Minority interest in earnings of subsidiaries                                                 (1,041)   (1,385)      (931)
                                                                                            --------  --------   --------
    Loss from continuing operations before extraordinary item                                (11,323)  (51,154)   (47,207)

Operations discontinued and sold (note 2):

  Loss on operations, after income tax expense
    of $12,416                                                                                    --        --    (43,910)

  Loss on discontinuance - net, after income tax expense
    (benefit) of $1,062 and ($12,457)                                                             --    (2,251)   (20,462)
                                                                                            --------  --------   --------
    Loss before extraordinary item                                                           (11,323)  (53,405)  (111,579)

Extraordinary item - loss on extinguishment of debt,
    net of income tax benefit of $5,589 (note 8)                                                  --    (8,042)        --
                                                                                            --------  --------   --------
    Net loss                                                                                $(11,323)  (61,447)  (111,579)
                                                                                            ========  ========   ========

    Loss per share:

       Continuing operations before extraordinary item                                         $(.71)    (3.24)     (3.05)

       Operations discontinued and sold                                                           --      (.14)     (4.17)

       Extraordinary item                                                                         --      (.51)        --
                                                                                            --------   -------   --------
       Net loss per share                                                                      $(.71)    (3.89)     (7.22)
                                                                                            ========   =======   ========

         See accompanying notes to consolidated financial statements.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                     (In thousands, except share amounts)

                                                                                              Foreign        Unearned        Note
                                                                     Additional    Accumu-    currency      compensation- receivable
                                             Preferred    Common      paid-in      lated     translation     restricted      from
                                             stock(1)    stock(2)     capital     deficit    adjustment       shares        officer
                                             ---------   --------    ----------   -------    ----------     ------------- ----------



Balance, February 1, 1994                   $      --        155        312,989    (51,521)       (7,930)         --            --
  Net loss                                         --         --             --   (111,579)           --          --            --
  Transfer Culligan foreign currency
    adjustment to discontinued
     operations                                    --         --             --         --         1,345          --            --
  Foreign currency translation
    adjustment                                     --         --             --         --         5,013          --            --
                                            ---------   --------       --------    -------      --------     -------       -------
Balance, January 31, 1995                          --        155        312,989   (163,100)       (1,572)         --            --
  Net loss                                         --         --             --    (61,447)           --          --            --
  Issuance of 425,532 shares to officer in
    exchange for note receivable (note 9)          --          4          9,996         --            --          --       (10,000)
  Spinoff of water treatment business
    (note 2)                                       --         --        (61,143)        --            --          --            --
  Foreign currency translation
    adjustment                                     --         --             --         --          (766)         --            --
                                            ---------   --------       --------    -------      --------     -------       -------
Balance, January 31, 1996                          --        159        261,842   (224,547)       (2,338)         --       (10,000)
  Net loss                                         --         --             --    (11,323)           --          --            --
  Issuance of 55,000 shares of common
    stock to an officer for cash (note 9)          --         --          1,004         --            --          --            --
  Stock award of 60,000 shares of
    restricted common stock to an
     officer (note 9)                              --          1          1,094         --            --      (1,095)           --
  Issuance of 513 shares to directors
    for services (note 9)                          --         --             19         --            --          --            --
  Amortization of restricted stock award
    to compensation expense                        --         --             --         --            --         388            --
  Compensation expense accrued for
    stock bonus awards (note 9)                    --         --            503         --            --          --            --
  Exercise of employee stock options
   and related income tax benefits (note 9)        --         --            591         --            --          --            --
  Reclassification of accrued
    compensation for stock options
     exercised (note 9)                            --         --          1,699         --            --          --            --
  Foreign currency translation
    adjustment                                     --         --             --         --        (2,999)         --            --
  Payment of note receivable (note 9)              --         --             --         --            --          --        10,000
                                            ---------   --------       --------    -------      --------     -------       -------
Balance, January 31, 1997                   $      --        160        266,752   (235,870)       (5,337)       (707)           --
                                            =========   ========       ========    =======      ========     =======       =======

(1) $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding at January 31, 1997 or 1996.
(2) $.01 par value; 60,000,000 shares authorized; 16,033,833 and 15,889,450 shares issued and outstanding at January 31, 1997 and 1996, respectively.

         See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                           Year ended January 31,
                                                                                                      ------------------------------
                                                                                                      1997        1996       1995
                                                                                                      ----        ----       ----
Cash flows from operating activities:
  Net  loss                                                                                           $(11,323)  (61,447)  (111,579)

  Adjustments to reconcile net loss to net cash provided by continuing operating activities:
    Nonoperating income/expense items:
      Loss from extinguishment of debt                                                                      --     8,042         --
      Loss from operations discontinued and sold                                                            --     2,251     64,372
      Loss on disposition of fixed assets                                                                   62       245        880
      Gain on sale of other asset                                                                           --    (5,368)        --
    Depreciation and amortization of property and equipment                                             22,052    20,277     18,297
    Amortization of debt issue costs and premium                                                         1,932       803       (692)
    Amortization of intangible assets                                                                   31,837    63,824     67,189
    Amortization of stock awards and stock issued for services                                             910        --         --
    Deferred income tax expense                                                                          1,365     2,809      1,946
    Adjustment of liability for PBGC claims                                                            (11,100)       --         --
    Provision for doubtful accounts                                                                      2,815     2,627      1,198
    Provision for restructuring operations                                                              10,670     2,369         --
    Changes in operating assets and liabilities:
      Trade and other receivables                                                                      (17,850)    3,544    (11,877)
      Inventories                                                                                      (19,335)   (6,404)    (6,017)
      Other current assets                                                                               3,431      (620)    (4,978)
      Accounts payable and accrued liabilities                                                           9,027   (11,114)    10,471
  Other adjustments - net                                                                                  853    (2,170)     9,342
                                                                                                      --------   -------    -------
    Net cash provided by continuing operating activities before reorganization items                    25,346    19,668     38,552

Operating cash flows used for reorganization items:
  Professional fees paid for services                                                                       --        --     (2,714)
  Other reorganization items                                                                                --        --     (1,861)
                                                                                                      --------   -------    -------
      Net cash provided by operating activities                                                         25,346    19,668     33,977
                                                                                                      --------   -------    -------
Cash flows provided by (used in) investing activities:
  Proceeds from sales of fixed assets and other asset                                                    2,323    15,086      1,342
  Purchases of property, plant and equipment:
    By Company and wholly-owned subsidiaries                                                           (25,465)  (19,668)   (17,390)
    By less than 100% owned subsidiaries                                                                (5,628)   (2,000)      (573)
  Release of cash related to restricted insurance assets                                                    --        --     10,799
  Royalty payments received                                                                                 --        --     70,719
  Cash received from spinoff or sale of operations discontinued                                             --   112,000     96,436
  Net cash received from (used in) operations discontinued and sold                                     10,446    10,483     (9,149)
  Acquisition of Mexico subsidiary, net of cash acquired of $1,469                                          --     1,275         --
  Other                                                                                                  1,307      (280)        --
                                                                                                      --------   -------    -------
      Net cash provided by (used in) investing activities                                             $(17,017)  116,896    152,184
                                                                                                      --------   -------    -------

                                                                     (continued)

                     SAMSONITE CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows -- (Continued)
                                 (In thousands)


                                                                                        Year ended January 31,
                                                                                   -----------------------------------
                                                                                        1997       1996       1995
                                                                                        ----       ----       ----
Cash flows used in financing activities:
  Net borrowings (payments) of senior credit facility                               $ (8,000)    58,000    (25,659)
  Proceeds from issuance of senior secured notes                                          --    190,000         --
  Issuance costs for senior notes and credit facility                                     --    (13,472)        --
  Repurchase of senior secured notes                                                      --   (375,217)  (126,442)
  Redemption premium on senior secured notes                                              --    (18,000)        --
  Proceeds from long-term obligations - other                                         26,206     19,910        659
  Payments of long-term obligations - other                                          (35,901)   (15,201)    (9,183)
  Proceeds from (payments of) short-term debt - net                                   (7,231)   (14,022)     4,030
  Proceeds from sale of common stock and exercise of stock options                     1,327         --         --
  Payment of note receivable from officer                                             10,000         --         --
  Other, net                                                                           1,907     (1,384)        --
                                                                                    --------    -------    -------
      Net cash used in financing activities                                          (11,692)  (169,386)  (156,595)
                                                                                    --------    -------    -------
Effect of exchange rate changes on cash and cash equivalents                          (2,473)    (1,813)       737
                                                                                    --------    -------    -------
      Net increase (decrease) in cash and cash equivalents                            (5,836)   (34,635)    30,303
Cash and cash equivalents, beginning of year                                          15,179     49,814     19,511
                                                                                    --------    -------    -------
Cash and cash equivalents, end of year                                              $  9,343     15,179     49,814
                                                                                    ========    =======    =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                            $ 33,194     46,755     69,961
                                                                                    ========    =======    =======
  Cash paid during the year for income taxes, net                                   $  3,210      5,315     19,993
                                                                                    ========    =======    =======
Noncash Transactions:
 During the years ended January 31, 1997, 1996, and 1995 property and equipment was acquired under capital lease financing
 transactions of $1,281,000, $2,307,000, and $490,000, respectively.
 Other noncash transactions are described in notes 2, 9, 13, and 14.

See accompanying notes to consolidated financial statements.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  General Business

     Samsonite Corporation and subsidiaries (the "Company") was formerly known as Astrum International Corp. ("Astrum"). On July 14, 1995, Astrum merged with its wholly-owned subsidiary, Samsonite Corporation, and changed its name to Samsonite Corporation. The Company is engaged in the manufacture and sale of luggage and related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names (see note
     16). The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms, and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores.

     Previously, Astrum was a holding company with subsidiaries involved in the water treatment business and apparel manufacturing business in addition to the luggage business. As more fully explained in note 2, the Company has discontinued the water treatment and apparel manufacturing business segments.

(b)  Basis of Presentation

     On May 25, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Amended Plan of Reorganization (the "Plan") for Astrum. Pursuant to the terms of the Plan, which became effective on June 8, 1993 (the "Effective Date"), Astrum completed a comprehensive financial reorganization which reduced debt and annual interest expense (the "Restructuring").

     The Restructuring has been accounted for pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and that a new reporting entity be created. On June 30, 1993, for accounting purposes, the Plan was consummated and SOP 90-7 was adopted. The accompanying consolidated financial statements include the ongoing impact of the fresh-start reporting, the most significant of which included the recording of Reorganization Value in Excess of Identifiable Assets. Reorganization Value in Excess of Identifiable Assets was amortized over a three-year period ending in June 1996 (see note 6).

(c)  Principles of Consolidation

     The consolidated financial statements include the financial statements of Samsonite Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's primary foreign subsidiaries have December 31 year ends.

     Minority interests consist of other stockholders' ownership interests in subsidiaries of the Company.


(d)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(e)  Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(f)  Inventories

     The Company values inventories at the lower of cost on the first-in, first-out ("FIFO") method or market.

(g)  Investments in Affiliates

     At January 31, 1997, investments in affiliates primarily represents the Company's investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China. This investment is accounted for using the equity method of accounting.

(h)  Property, Plant and Equipment

     Property, plant and equipment acquired subsequent to the adoption of fresh-start reporting are stated at cost. In connection with the adoption of fresh-start reporting at June 30, 1993, the Company was required to adjust property, plant and equipment to fair value. Assets under capital leases are stated at the present value of the future minimum lease payments. Improvements which extend the life of an asset are capitalized. Maintenance and repair costs are expensed as incurred.

     Assets held for sale are assets not used in the manufacturing or distribution operations which management believes will be sold within one year. The assets are recorded at the lower of cost or net realizable value (fair value less costs to sell).

     Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

     Buildings.........................................20 to 65 years
     Machinery, equipment and other.....................2 to 20 years


(i)  Intangible Assets

     As a result of adopting fresh-start reporting in 1993, the Company recorded Reorganization Value in Excess of Identifiable Assets which became fully amortized in June of 1996. Tradenames, licenses, patents and other intangibles were recorded at fair value based upon independent appraisals. These assets are amortized on a straight-line basis over their estimated useful lives which are primarily as follows:

     Tradenames..............................................40 years
     Licenses, patents and other....................... 1 to 23 years

     The Company accounts for these intangible assets at the lower of amortized cost or fair value. On an ongoing basis, the Company reviews the valuation and amortization of intangible assets, taking into consideration any events or circumstances which may have diminished the recorded value.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(j)  Debt Issuance Costs

     Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized over the term of the related debt obligation.

(k)  Per Share Data

     Loss from continuing operations before extraordinary item per share and net loss per share are computed based on a weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 15,971,157, 15,806,675 and 15,463,918 for the years ended January 31, 1997, 1996 and 1995, respectively. Common stock equivalents are not included in the computation as they are antidilutive.

(l)  Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities for operating loss and tax credit carryforwards and the estimated future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Measurement of deferred tax assets and liabilities is based upon enacted tax rates expected to apply to taxable income in the years in which carryforwards and temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Deferred tax assets are reduced by a valuation allowance for the portion of such assets for which it is more likely than not the amount will not be realized. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the underlying asset or liability giving rise to the temporary difference or the expected date of utilization of carryforwards.

(m)  Insurance

     The Company maintains self-insurance programs for certain workers' compensation and automobile liability risks up to $500,000 per individual claim. The Company purchases excess workers' compensation and automobile liability coverage for individual claims in excess of $500,000.

(n)  Foreign Exchange Risk and Financial Instruments

     The accounts of the Company's foreign subsidiaries and affiliates are measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense).

     The Company enters into foreign exchange contracts in order to reduce its economic exposure to fluctuations in currency exchange rates on certain foreign operations and royalty agreements through the use of forward delivery commitments. Generally, open forward delivery commitments are marked to market at the end of each accounting period and corresponding gains and losses are recognized in other income (expense).

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company's customer base and geographic areas covered by the Company's operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 1997, approximately $17,497,000 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

(o)  Accounting for Long-lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets and certain identifiable intangibles used in operations when indicators of impairment are present and the undiscounted future cash flows (without interest charges) estimated to be generated by those assets are less than the assets' carrying amount. Impairment is measured by the excess of the assets' carrying amount over fair value. SFAS 121 also requires that long-lived assets and certain identifiable intangibles that are expected to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 121 in the first quarter of fiscal 1997; however, no impairment losses were recorded as a result.

(p)  Royalty Revenues

     The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $20,548,000, $17,056,000, and $18,351,000 for the years ended January 31, 1997, 1996, and 1995, respectively. Royalty revenues in fiscal 1997 include approximately $3,900,000 from the sale of apparel tradename licenses in certain foreign countries.

(q)  Reclassifications

     Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 1997 presentation.

     The Company receives negotiable drafts as payment for goods in certain foreign countries and discounts such instruments to banks with recourse. The proceeds from such discounted drafts were accounted for as loans until fiscal 1997 when the Company began classifying these transactions as a reduction of other receivables. Accordingly, a reclassification of approximately $14,000,000 has been made as of January 31, 1996 to reduce notes and other receivables and short-term debt to conform to the January 31, 1997 presentation. This change in classification has no effect on the consolidated statements of operations for any fiscal period presented.

(2)  OPERATIONS DISCONTINUED AND SOLD

     During fiscal 1995, the Company's Board of Directors adopted a plan to (i) separate the water treatment business from its other operations through a spinoff in the form of a one-for-one stock dividend to the Company's stockholders and (ii) to sell or otherwise discontinue its apparel manufacturing and pet food businesses. The results of these operations through January 31, 1995 are presented in the accompanying consolidated financial statements as discontinued operations. The loss on discontinuance for fiscal 1995 includes the sales of certain assets from discontinued operations, the adjustment of certain assets and liabilities to their estimated net realizable value, and the estimate

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


     of certain operating results through the date of disposal. The loss on discontinuance during fiscal 1996 includes an adjustment to reduce previously accrued losses on disposal of $2.6 million, net of income taxes of $1.1 million, and a provision for federal income taxes on the distribution of the common stock of the water treatment business to certain foreign stockholders of $3.8 million.

     The accompanying consolidated financial statements present the results of the water treatment business, the apparel manufacturing business and the pet food business as discontinued operations. The operating results of the discontinued operations for the year ended January 31, 1995 are summarized below (in thousands):

            Water treatment:
                Revenues                     $280,041
                                             ========
                Loss before income taxes     $(28,288)
                                             ========

            Apparel manufacturing:
                Revenues                     $225,708
                                             ========
                Loss before income taxes     $ (2,207)
                                             ========

            Pet food:
                Revenues                     $  4,741
                                             ========
                Loss before income taxes     $   (999)
                                             ========

     During fiscal 1996, the Company distributed its stock in the water treatment business to the Company's stockholders and charged the amount of the net assets of the water treatment business of $61.1 million at the date of distribution to additional paid-in capital. As part of the spinoff, the water treatment business repaid $112 million of intercompany indebtedness. Additionally, the Company closed its apparel manufacturing operations and sold all related inventories and equipment to unrelated third parties. The pet food segment was sold in fiscal 1995.

(3)  PROVISION FOR RESTRUCTURING OPERATIONS

     Fiscal 1997
     -----------

     The Company recorded a restructuring provision of $10,670,000 in the third quarter of fiscal 1997 as a result of a restructuring program to further consolidate functions and operations in North America, Europe, and the Far East, and to reduce or eliminate certain other operations. The restructuring is expected to be completed by October 1997.

     The restructuring plan includes further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, Colorado from other locations in the Americas, as well as eventual consolidation of many administrative and control functions to Denver. The plan includes the elimination of as many as 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. The restructuring provision consists primarily of costs associated with involuntary employee terminations and is comprised of cash expenses of $9,670,000 and non-cash expenses of $1,000,000, both on a pretax basis. The lenders under the Company's Senior Credit Facility have agreed not to consider the restructuring provision in the computation of certain financial covenants. Through January 31, 1997, the Company had incurred approximately $5,500,000 of the restructuring provision and terminated 372 positions.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


     Fiscal 1996
     -----------

     In the fourth quarter of fiscal 1996, management initiated a plan to restructure the manufacturing and various administrative functions of its American Tourister division. The restructuring plan included relocation of manufacturing operations from Jacksonville, Florida to the Company's Denver, Colorado manufacturing facility. Certain administrative functions were also consolidated in Denver. A provision for restructuring and corresponding liability of $2,369,000 was recorded in fiscal 1996 primarily for costs associated with involuntary employee terminations and the disposal of assets. The restructuring plan included the termination of 137 employees by August 1996. This restructuring was completed during fiscal 1997 with actual costs incurred and the number of employees terminated approximating plan.

(4)    INVENTORIES

       Inventories consisted of the following:

                                                                                                January 31,
                                                                                            -------------------
                                                                                              1997      1996
                                                                                            --------   --------
                                                                                              (In thousands)
        Raw materials and supplies                                                          $ 38,532    35,827
        Work in process                                                                       10,842    10,959
        Finished goods                                                                        85,697    68,950
                                                                                            --------   -------
                                                                                            $135,071   115,736
                                                                                            ========   =======

(5)     PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                                                                January 31,
                                                                                            -------------------
                                                                                              1997      1996
                                                                                            --------   --------
                                                                                               (In thousands)

        Land                                                                                $ 13,324    14,172
        Buildings                                                                             62,561    62,281
        Machinery, equipment and other                                                       121,875   106,511
                                                                                            --------   -------
                                                                                             197,760   182,964
        Less accumulated depreciation and amortization                                       (53,801)  (42,052)
                                                                                            --------   -------
                                                                                            $143,959   140,912
                                                                                            ========   =======


                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

          Property, plant and equipment includes property and equipment under capital leases as follows:

                                                         January 31,
                                                      -----------------
                                                      1997      1996
                                                       (In thousands)
       Buildings                                    $  4,856     4,759
       Machinery, equipment and other                  2,323     2,179
                                                      ------    ------
                                                       7,179     6,938
       Less accumulated amortization                  (1,090)   (1,625)
                                                      ------   -------
                                                    $  6,089     5,313
                                                      ======   =======

(6)    INTANGIBLE ASSETS

       The following is a summary of intangible assets, net of accumulated amortization:

                                                         January 31,
                                                       ----------------
                                                        1997      1996
                                                        (In thousands)
       Reorganization value in excess of identifiable
        assets                                       $     --    22,947
       Tradenames                                     115,838   119,549
       Licenses, patents and other                     11,817    16,996
                                                     --------   -------
                                                     $127,655   159,492
                                                     ========   =======

(7)    SHORT-TERM DEBT

       As of January 31, 1997 and 1996, the Company had $2,095,000 and $9,487,000 of debt outstanding under foreign lines of credit, respectively. To the extent certain European lines are used, amounts are secured by standby letters of credit on the Senior Credit Facility described in note 8, which reduces availability on the Senior Credit Facility. No such lines were used at January 31, 1997. At January 31, 1996, $11,394,000 of short-term borrowings were classified as long-term obligations because they were secured by letters of credit under the Senior Credit Facility (see note 8) and could have been refinanced on a long-term basis if not renewed. During the year ended January 31, 1997, the weighted average interest rate on foreign short-term borrowings was 6.85% and the average effective rate at January 31, 1997 was 7.50%. The European subsidiaries had unused available borrowings on foreign lines of credit and other foreign borrowing arrangements totaling approximately $60 million as of January 31, 1997, which are generally restricted for working capital purposes.

       Other foreign subsidiaries had approximately $7.8 million available under bank credit lines at January 31, 1997.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(8)  LONG-TERM OBLIGATIONS

     Long-term obligations represent long-term debt and capital lease obligations as follows:


                                                         Pro
                                                       Forma*            January 31,
                                                     January 31,      ------------------
                                                        1997           1997       1996
                                                    -------------     --------   -------
                                                     (Unaudited)
                                                               (In thousands)
     Series B Senior Subordinated Notes (a)              $109,200     190,000    190,000
     Senior Credit Facility (b)                             3,300      50,000     58,000
     Short-term obligations expected to be refinanced          --          --     11,394
     Other (c)                                             45,526      45,526     46,900
     Capital lease obligations (d)                          5,091       5,091      4,665
                                                         --------     -------    -------
                                                          163,117     290,617    310,959
     Less current installments                            (12,862)    (22,862)   (16,306)
                                                         --------     -------   --------
                                                         $150,255     267,755    294,653
                                                         ========     =======   ========


*Unaudited pro forma long-term obligations gives effect to a stock offering completed February 11, 1997, the exercise of stock options in connection with the offering, and the use of proceeds therefrom. See note 17.

(a)  Series B Senior Subordinated Notes

     On July 14, 1995, the Company redeemed the 11 1/2% Senior Secured Notes in the principal amount of $375,217,000. The redemption price included a contractual early redemption premium of $18,000,000 which, net of unamortized premium $4,369,000 and income tax benefit of $5,589,000, is included in the consolidated statement of operations for the year ended January 31, 1996 as an extraordinary loss on extinguishment of debt. The Senior Secured Notes were redeemed with the proceeds from the issuance of 11 1/8% Series A Senior Subordinated Notes, the repayment of $112 million of intercompany debt from discontinued operations (see note 2), and borrowings under the Company's Senior Credit Facility. The 11 1/8% Series A Senior Subordinated Notes were later exchanged for 11 1/8% Series B Senior Subordinated Notes (the "Series B Notes") having substantially the same terms.

     Interest on the Series B Notes is payable semiannually with principal due July 15, 2005. The Series B Notes may be redeemed after July 15, 2000 with the payment of certain redemption premiums; however, up to one-third of the outstanding Series B Notes may be redeemed (at a premium) before July 15, 1998, from the proceeds of the first two public equity offerings the Company completes. As described in note 17, the Company completed a public equity offering on February 11, 1997 and used a portion of the proceeds of the offering to redeem $63,300,000 of the Series B Notes and purchase an additional $17,500,000 of the Series B Notes in the market. The terms of the Series B Notes include financial covenants to maintain certain financial ratios similar to those contained in the Company's Senior Credit Facility (see (b) below). Additionally, covenants restrict payment of any dividends, amounts of additional debt issuances, asset sales, and amounts of investments in emerging market subsidiaries.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(b)  Senior Credit Facility

     As of January 31, 1997, the Senior Credit Facility provides for a $45 million term loan and a $175 million revolving credit facility. At January 31, 1997, the outstanding term loan, revolving credit borrowings, and letters of credit issued under the facility were $45.0 million, $5.0 million, and $46.6 million, respectively. Available borrowings were $123.4 million at January 31, 1997. Included in letters of credit outstanding is a $39.5 million standby letter of credit issued to secure certain long-term debt of foreign subsidiaries (see (c) below).

     Borrowings under the agreement accrue interest at rates adjusted periodically depending on the Company's financial performance as measured by certain financial ratios measured each quarter. At January 31, 1997, loans outstanding under the Senior Credit Facility bear interest at 7.18%. A commitment fee on the unused revolving credit facility is also payable quarterly at a rate adjusted periodically depending on the Company's financial performance.

     The term loan portion of the facility is repayable over an approximate four year period which began October 31, 1996 (two quarterly installments of $2,500,000 each were paid in fiscal 1997). Payments of $2,500,000 per quarter are due for the period April 30, 1997 through July 31, 1998 and quarterly payments of $3,750,000 are due from October 31, 1998 through April 30, 2000 with the remaining unpaid balance due on July 14, 2000. In accordance with the terms of the Senior Credit Facility, the Company prepaid four quarterly principal payments due beginning April 30, 1997 totaling $10 million out of the proceeds of the public equity offering completed on February 11, 1997, and also repaid the remaining $35 million outstanding on the term loan (see note 17). The amount available under the revolving credit facility of $175 million is reduced quarterly beginning October 31, 1997 in varying amounts to $131.25 million at the maturity date of the facility, July 14, 2000.

     The facility is secured by substantially all the Company's U.S. assets, the capital stock of its principal domestic subsidiaries, and 66% of the stock of principal foreign subsidiaries.

     The agreement contains financial covenants which require the Company to maintain certain debt, working capital and interest coverage ratios and minimum amounts of earnings exclusive of interest, taxes, and noncash charges. The agreement also contains covenants limiting the amount of capital expenditures, investments in certain subsidiaries, and dividends, among other restrictions. Under the agreement, the Company has no amount available for the payment of dividends at January 31, 1997.

(c)  Other

     As of January 31, 1997, other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $40.6 million and a $4.9 million secured financing arrangement with a European leasing corporation. The obligations bear interest at varying rates and mature through 2002.

     Certain foreign subsidiaries had approximately $10.0 million available under long-term credit agreements at January 31, 1997.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(d)    Leases

       Future minimum payments under noncancelable leases at January 31, 1997 were as follows:

                                                 Capital      Operating
                                                 leases        leases
                                             -------------  ------------
                                                     (In thousands)
Year ending January 31:
         1998                                    $ 1,482      10,227
         1999                                      1,432       9,026
         2000                                      1,369       6,060
         2001                                        574       4,199
         2002                                        530       2,791
         Thereafter                                1,680       8,443
                                                 -------      ------
             Total minimum lease payments          7,067      40,746
                                                              ======

Less amount representing interest                 (1,976)
                                                 -------
             Present value of net minimum
              capital lease payments               5,091
Less current installments of minimum capital
 lease payments                                     (949)
                                                 -------
Long-term obligation under capital leases,
 excluding current installments                  $ 4,142
                                                 =======

       Rental expense under cancelable and noncancelable operating leases pertaining to continuing operations consisted of the following:

                                                     Year ended January 31,
                                             --------------------------------
                                               1997          1996        1995
                                               ----          ----        ----
                                                         (In thousands)

Minimum rentals                              $10,723         8,650       7,580
Contingent rentals                               714           523         434
                                             -------         -----       -----
                                             $11,437         9,173       8,014
                                             =======         =====       =====

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     Aggregate maturities of long-term obligations at January 31, 1997 were as follows (in thousands):


     Year ending January 31:
         1998                                              $ 21,913
         1999                                                24,424
         2000                                                24,353
         2001                                                22,101
         2002                                                   751
         Thereafter                                         191,984
                                                           --------
                                                            285,526
         Obligations under capital leases                     5,091
                                                           --------
                  Total                                    $290,617
                                                           ========

     Amounts of long-term obligations retired subsequent to January 31, 1997 (see note 17) are classified in the above table according to originally scheduled maturity dates.

(9)  EMPLOYEE STOCK OPTIONS AND AWARDS

     At January 31, 1997, the Company has outstanding options under its 1995 Stock Option and Incentive Award Plan and under employment agreements with its current and former chief executive officer. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related intepretations, in accounting for stock options. Accordingly, no compensation cost has been recognized for stock options granted at exercise prices at or above fair market value at the date of grant. Compensation cost that has been charged to expense for performance-based options was $1,699,000 for the year ended January 31, 1995 (none in fiscal 1996 or 1997). The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") which provides for an alternative method of recognizing compensation expense for stock options based upon a fair value determination. The Company has elected not to adopt the recognition and measurement provisions of SFAS 123. Had the Company determined compensation cost for the stock options based on the fair value at the grant dates consistent with the provisions of SFAS 123, net loss and net loss per share would have been increased to the pro forma amounts as follows:

                            Year ended January 31,
                    ---------------------------------------
                             1997            1996
                             ----            ----
                    (In thousands, except per share amounts)

Net loss:
     As reported             $(11,323)     (61,447)
                             ========       =======
     Pro forma               $(12,922)     (61,781)
                             ========       =======
Loss per share:
     As reported             $  (0.71)       (3.89)
                             ========      =======
     Pro forma               $  (0.81)       (3.91)
                             ========      =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the years ended January 31, 1997 and 1996: no dividend yield for both years; expected volatility of 28% for both years; weighted-average risk-free interest rate of 6.2% for both years; and weighted average expected lives of 3.5 years for fiscal 1997 and 1.8 years for fiscal 1996. Options granted during the year ended January 31, 1996 were granted at exercise prices which significantly exceeded the market value of the stock at the grant date.

Pro forma net loss reflects only options granted in the years ended January 31, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over option vesting periods (ranging from 2 to 5 years) and compensation cost for options granted prior to February 1, 1995 is not considered.

Directors' Stock Plan

In fiscal 1996, the Company adopted the Samsonite Corporation 1996 Directors' Stock Plan (the "Plan") and reserved 200,000 shares of its common stock for issuance under the Plan. Under the Plan, each non-employee director may elect to receive common stock for directors' fees valued at fair market value in lieu of cash. At January 31, 1997, 513 shares of common stock had been issued under the Plan.

1995 Stock Option and Incentive Award Plan

The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) ("the 1995 Plan") reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 1997, all awards under the 1995 Plan were nonqualified incentive stock options issued at option prices equal to, or in excess of, the market value at the date of grant.

Chief Executive Officer Employment Agreement

On May 15, 1996, the Company retained a new Chief Executive Officer, Richard R. Nicolosi. Pursuant to his employment contract, the Company has granted Mr. Nicolosi options to purchase 425,532 shares of common stock at an exercise price of $18.25 per share (subject to customary antidilution adjustments). Options to purchase 186,170 shares of common stock (the "Series A Options") are time-vesting options and options to purchase 239,362 shares of common stock (the "Series B Options") are subject to certain performance requirements with respect to accelerating vesting. The options have a five-year term. Fifty percent (50%) of the Series A Options will vest on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998, so long as Mr. Nicolosi remains continually employed by the Company through such date. All of the Series B Op tions shall vest on April 15, 2001, so long as he remains continually employed by the Company through April 15, 2001, subject to accelerated, performance-based vesting as follows. The Series B

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Options will vest on May 15, 1998 if Mr. Nicolosi remains continually employed by the Company through such date and the average market value of the common stock equals or exceeds $30.00 per share in any period of 30 consecutive days prior to May 15, 1998. Notwithstanding the foregoing, if a change of control event occurs prior to May 15, 1998, (i) all of the Series A Options will auto matically vest and (ii) all of the Series B Options will vest if Mr. Nicolosi remains continually employed by the Company through the date of such event and either the average market value of the common stock in any period of 30 consecutive days prior to such event or the market value of the common stock as of the date of such event, equals or exceeds $30.00 per share. During fiscal 1997, the Company's common stock did reach an average market value of $30.00 per share for 30 consecutive days.

Also in connection with the performance by Mr. Nicolosi of services pursuant to his employment, the Company issued to Mr. Nicolosi 60,000 shares of restricted common stock (the "Restricted Shares"). Fifty percent (50%) of the Restricted Shares will vest on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998; provided that if a change of control event occurs and Mr. Nicolosi remains continually employed by the Company through the date of such event, then all Restricted Shares that have not vested will become vested as of the date of such event. The Company is recognizing compensation expense for the market value ($18.25 per share) of the shares at the date of grant over the two-year vesting period.

Additionally, on June 6, 1996, the Company sold and issued to Mr. Nicolosi 55,000 shares of common stock at the market value of $18.25 per share, or an aggregate purchase price of $1,003,750.

Former Chief Executive Officer

Pursuant to an employment agreement with the former Chief Executive Officer
(CEO) dated April 13, 1995, certain options previously granted were canceled and options to purchase 653,668 shares (granted June 8, 1993 at market value) became fully vested and exercisable at $11.87 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Under the employment agreement, the former CEO was also granted options for 500,000 shares at $24.85 per share and 1,000,000 shares at $32.85 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Options for 300,000 of such shares lapsed. The remaining options for 1,200,000 shares became fully exercisable upon the cessation of the former CEO's employment as of May 15, 1996. On February 11, 1997, the former CEO exercised all outstanding options for a total of 1,853,668 shares. The exercise price was paid by the return of 889,450 shares owned by the former CEO to the Company and cash of $6,622,139. See note 17.

Also under the employment agreement, the Company sold 425,532 shares of common stock to the former CEO for a $10 million promissory note which was presented in the accompanying consolidated financial statements as a reduction of
stockholders' equity.   The note was repaid in full on October 11, 1996. The
note bore interest at 8 1/8% per annum and the Company agreed to pay the former CEO additional compensation equal to the interest due on the note.

Other Options and Stock Awards

In October 1996, a former officer exercised options to purchase 17,500 shares granted under an individual stock option agreement at an exercise price of $11.14 per share.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

Effective May 15, 1996, the Company entered into agreements with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock, payable if the executive remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The Company is recognizing compensation expense equal to the market value of the shares at May 15, 1996 ($18.25 per share) over the three-year vesting period.

Stock Option Summary

A summary of stock option transactions follows:

                                          Year ended January 31,
                            --------------------------------------------------
                                      1997                     1996
                                      ----                     ----
                                         Weighted-                    Weighted-
                                          Average                      Average
                                         Exercise                     Exercise
                              Shares      Price          Shares         Price
                              ------      -----          ------         -----
Outstanding at beginning
 of year                     2,171,168    $24.51        671,168         $11.85
Granted                      2,754,142    $25.52      1,500,000         $30.18
Exercised                      (28,870)   $11.18             --             --
Forfeited                     (317,368)   $30.47             --             --
                            ----------                ---------
Outstanding at end of year   4,579,072    $24.79      2,171,168         $24.51
                            ==========                =========
Options exercisable at end
 of year                     2,176,945    $22.67        671,168         $11.85
                            ==========                =========

Weighted-average fair value
 of options granted during
 the year                   $     7.59               $     1.04
                            ==========               ==========

The following table summarizes information about stock options outstanding at January 31,1997:

                                        Options Outstanding                            Options Exercisable
                   -----------------------------------------------------------    ------------------------------
                                             Weighted-Average
   Range of               Number                Remaining           Weighted-Average       Number      Weighted-Average
Exercise Prices         Outstanding           Contractual Life       Exercise Price      Exercisable    Exercise Price
---------------        ------------          -----------------       ---------------     -----------    --------------
$10.875 to $20.75        1,461,051                 5.3 years              $16.28           298,393            $15.04

$35.50 to $42.75         1,264,353                 9.4 years              $36.18            24,884            $35.50
                         ---------                                                       ---------

                         2,725,404                                                         323,277
                         =========                                                       =========

$11.87 to $32.85*        1,853,668                  .3 years              $23.73         1,853,668            $23.73
                         =========                                                       =========

*Comprised of options held by the former CEO which were exercised on February 11, 1997 (see note 17).

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(10)    INCOME TAXES

        Income tax expense (benefit) attributable to income (loss) from continuing operations consists of:

                                   Current      Deferred      Total
                                   -------      --------      -----
                                            (In thousands)

Year ended January 31, 1997:
   U.S. federal                    $  923         1,408       2,331
   Foreign                          7,443          (249)      7,194
   U.S. state and local               658           206         864
                                    -----         -----      ------
                                   $9,024         1,365      10,389
                                    =====         =====      ======

Year ended January 31, 1996:
   U.S. federal                    $ (426)        1,944       1,518
   Foreign                          5,699           257       5,956
   U.S. state and local             1,013           608       1,621
                                    -----         -----      ------
                                   $6,286         2,809       9,095
                                    =====         =====      ======

Year ended January 31, 1995:
   U.S. federal                    $1,245         2,324       3,569
   Foreign                          6,142          (368)      5,774
   U.S. state and local             1,286           (10)      1,276
                                    -----         -----      ------
                                   $8,673         1,946      10,619
                                   ======         =====      ======

        Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                                   Year ended January 31,
                                          -------------------------------------
                                             1997          1996         1995
                                             ----          ----         ----
                                                     (In thousands)
Computed "expected" tax expense (benefit)  $    36        (13,829)     (12,123)
Increase (decrease) in taxes resulting
 from:
    Tax rate differential on foreign
     earnings                                3,320          3,609        3,034
    Amortization of intangibles              7,746         18,668       18,668
    State taxes, net of federal benefit        570          1,070          842
    Other, net                              (1,283)          (423)         198
                                           -------         ------       ------

Income tax expense                         $10,389          9,095       10,619
                                           =======         ======       ======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                            January 31,
                                                   -----------------------------
                                                        1997              1996
                                                        ----              ----
                                                            (In thousands)
Deferred tax assets:
   Allowance for uncollectible accounts receivable
    and other receivables                            $  7,513            8,252
   Inventory costs capitalized for tax purposes         1,194              842
   Other accruals and reserves accrued for
    financial reporting purposes                       40,364           46,623
   Postretirement benefits accrued for financial
    reporting purposes                                  6,636            6,508
   Net operating loss carryforwards                    54,197           61,535
                                                      -------          -------
      Total gross deferred tax assets                 109,904          123,760

   Less:
      Valuation allowance                             (33,961)         (44,311)
                                                      -------          -------
         Deferred tax assets, net of valuation
          allowance                                    75,943           79,449
                                                      -------          -------

Deferred tax liabilities:
   Plant, equipment and intangibles, due to
    differences as a result of fresh start             54,340           53,799
   Plant and equipment, due to differences in
    depreciation methods                                9,738           17,614
   Other accruals and reserves                          6,421            2,314
                                                      -------           ------
      Total gross deferred tax liabilities             70,499           73,727
                                                      -------           ------
         Net deferred tax asset                      $  5,444            5,722
                                                      =======           ======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

The components of the net current deferred tax asset and net noncurrent deferred tax liability were as follows:

                                                     January 31,
                                      ----------------------------------------
                                              1997                  1996
                                              ----                  ----
                                                   (In thousands)
Net current deferred tax asset:
 U.S. federal                             $ 28,361                32,142
 Foreign                                     2,115                    --
 U.S. state and local                        5,889                 6,618
                                           -------                ------
                                            36,365                38,760
                                           -------                ------
Net noncurrent deferred tax liability:
 U.S. federal                               10,172                12,544
 Foreign                                    16,958                16,179
 U.S. state and local                        3,791                 4,315
                                           -------                ------
                                            30,921                33,038
                                           -------                ------
   Net deferred tax asset                 $  5,444                 5,722
                                           =======                ======

The valuation allowance for deferred tax assets was reduced from $44,311,000 at January 31, 1996 to $33,961,000 at January 31, 1997. The reduction resulted from the expiration of certain net operating loss carryforwards which had been reserved for in the valuation allowance. Management of the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset of $5,444,000 at January 31, 1997. If the Company should recognize a tax benefit for pre-reorganization net operating losses, for which a valuation allowance had been established, it would be applied to reduce intangible assets until exhausted and then to increase additional paid-in capital.

At January 31, 1997, the Company has net operating loss carryforwards of approximately $142,000,000 for federal income tax purposes, expiring at various dates through 2012. As a result of the reorganization, the Company had a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforward is subject to an annual limitation of $17,200,000 per year. In fiscal 1995, as a result of the sale of a portion of the apparel manufacturing business, the Company recognized a "built-in gain" which allowed utilization of net operating loss carryforwards in excess of the annual limitation. In addition, certain of the net operating loss carryforwards are limited to offsetting future taxable income of certain members of the consolidated group.

Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested and for which no deferred taxes have been provided amounted to approximately $73,000,000 and $69,200,000 as of January 31, 1997 and 1996,
respectively.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(11) PENSION AND OTHER EMPLOYEE BENEFITS

     Certain subsidiaries of the Company have pension plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors.

     Net pension cost of continuing operations included the following components:

                                                  Year ended January 31,
                                           -------------------------------------
                                                1997         1996       1995
                                                ----         ----       ----
                                                        (In thousands)
Service cost                                  $  2,576       2,466     2,697
Interest cost                                    6,435       6,521     6,041
Actual return (income) loss on plan assets     (14,472)    (21,990)      314
Net amortization and deferral                    6,711      14,792    (7,424)
                                              --------      ------     -----
         Net pension cost                     $  1,250       1,789     1,628
                                              ========      ======     =====

The funded status of the plans at January 31, 1997 and 1996 was as follows:

                                                   Plans with                      Plans with
                                                 assets exceeding             accumulated benefits
                                               accumulated benefits             exceeding assets
                                               --------------------             ----------------
                                              1997              1996           1997             1996
                                              ----              ----           ----             ----
                                                                   (In thousands)
Projected benefit obligation for service
   rendered to date                         $ 59,617           63,481         30,464            29,641
Plan assets at fair value                     89,017           78,715         24,501            21,045
                                            --------         --------         ------           -------
Plan assets in excess (deficiency) of
   projected benefit obligation               29,400           15,234         (5,963)           (8,596)
Unrecognized prior service cost                  (80)             (88)         1,357               315
Unrecognized net gain                        (21,341)          (8,895)        (4,355)           (2,069)
                                            --------         --------         ------           -------
        Prepaid (accrued) pension cost
         included in other assets
         (liabilities)                      $  7,979            6,251         (8,961)          (10,350)
                                            ========         ========         ======           =======
Accumulated benefit obligation:
        Vested                              $ 45,420           53,376         28,864            28,501
                                            ========         ========         ======           =======
        Nonvested                           $  1,063              214          1,160               163
                                            ========         ========         ======           =======

     Net periodic pension cost during the years ended January 31, 1997, 1996 and 1995 assumed an expected long-term rate of return on plan assets of 7.5% to 8.5% for domestic plans and 7.5% to 15% for foreign plans. The valuations of the projected benefit obligation assumed weighted-average discount rates of 7.0% to 7.25% for domestic plans and 7.5% to 13% for foreign plans at January 31, 1997, and 7.0% to 7.25% for domestic plans and 7.5% to 12% for foreign plans at January 31, 1996. The rate of increase in future compensation levels ranged from 4.25% to 5% for domestic plans and 5.5% to 10% for foreign plans at January 31, 1997 and 1996.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     Plan assets are primarily invested in cash equivalents, equity securities and fixed income instruments. The plans do not have significant liabilities other than benefit obligations. The Company's funding policy is to contribute amounts equal to the minimum funding requirements of ERISA.

     The Company sponsors defined contribution plans, qualified under Sections 401(a) and 401(k) of the Internal Revenue Code, which are offered to certain groups of employees of substantially all U.S. operations. Expense related to continuing operations for these plans was $1,237,000, $1,052,000, and $1,088,000 for the years ended January 31, 1997, 1996, and
     1995, respectively.

     The Company provides postretirement health care benefits primarily for certain groups of employees of substantially all U.S. operations. Qualifying employees become eligible for these benefits upon reaching normal or early retirement age, and if they have accumulated the specified number of years of service. The Company recognizes the cost of providing postretirement health care benefits over the employee's service period.

     Postretirement benefit costs were as follows:

                                                      Year ended January 31,
                                                --------------------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
                                                          (In thousands)
Service cost - benefits earned during period        $ 486       699        665
Interest cost on projected benefit obligation         684       907        935
Other                                                (314)     (169)       (95)
                                                    -----     -----      -----
         Total postretirement benefit costs         $ 856     1,437      1,505
                                                    =====     =====      =====

     The health care cost trend rates used to measure the expected cost in each of the years in the three-year period ended January 31, 1997 were between 10% and 15%, graded down to an ultimate trend rate of between 5.5% and 6.0% to be achieved over the next 10 years. The effect of a one-percentage-point increase in the health care cost trend rate for future periods would increase the annual postretirement benefit cost by $137,000. The accumulated postretirement benefit obligation would increase by $814,000.

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at January 31, 1997 and 1996.

     The funded status of the postretirement plans were as follows:

                                                      January 31,
                                               -------------------------
                                                  1997           1996
                                                  ----           ----
                                                     (In thousands)
Plan assets at fair value                     $     --             --
Accumulated postretirement benefit
 obligation                                    (10,468)        (9,697)
Unrecognized cumulative net gain                (6,092)        (6,494)
                                               -------         ------
     Postretirement benefit liability
      included in other liabilities           $(16,560)       (16,191)
                                               =======        =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Trade Receivables, Accounts Payable, Short-term Debt, and Accrued Expenses

     The carrying amount approximates fair value because of the short maturity or duration of these instruments.

     Series B Senior Subordinated Notes

     There is no established public trading market for the Company's Series B Senior Subordinated Notes. The Company estimates that the fair value of the Series B Senior Subordinated Notes at January 31, 1997 approximates $214,700,000 based on recent interdealer transactions which were priced at approximately 113.

     Senior Credit Facility and Other Long-Term Obligations

     The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

     Foreign Currency Forward Delivery Contracts

     The fair value of foreign currency forward delivery contracts (see note 1n) is estimated by reference to market quotations received from banks. At January 31, 1997 and 1996, the contract value of foreign currency forward delivery agreements outstanding was approximately $50,644,000 and $32,245,000, respectively. The settlement value of these instruments was approximately $50,025,000 and $31,768,000, respectively. Because of a strengthening of the U.S. dollar against most currencies subsequent to January 31, 1997, the Company has realized gains on settled contracts of approximately $750,000 and unrealized gains on open contracts of approximately $3,550,000 at March 17, 1997. The amount of gains ultimately realized on open contracts is subject to future changes in exchange rates.

     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(13) LITIGATION, COMMITMENTS AND CONTINGENCIES

     Obligations to Settlement Trust

     In June 1993, as a part of the consummation of Astrum's Plan of Reorganization, a trust (the "Trust") was established for the benefit of the holders of certain classes of pre-bankruptcy claims against Astrum (the "Trust Beneficiaries"). In connection with the creation of the Trust, Astrum contributed certain assets (the "Trust Property") to the Trust including (i) certain assets and agreements representing legal claims against Meshulam Riklis, a previous owner of Astrum, and certain companies and persons associated with him (collectively, the "Riklis Entities"), (ii) certain claims and

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     causes of action held by Astrum against the Riklis Entities, and (iii) certain portions of Astrum's interest in a compromise and settlement agreement (the "McCrory Settlement Agreement") with McCrory Corporation, a company that was formerly controlled by Mr. Riklis and that is a debtor in its own bankruptcy case ("McCrory"). Astrum also assigned to the Trust, and the Trust assumed, all the claims and causes of action held by the Riklis Entities against Astrum. The stated purposes of the Trust are (i) to resolve, through litigation, settlement or otherwise, the claims of the Trust against the Riklis Entities and the claims of the Riklis Entities against the Trust, (ii) to collect the Trust Property and reduce it to cash, (iii) to determine and satisfy all the liabilities created by the Trust and (iv) to distribute to the Trust Beneficiaries any balance remaining after the payment of liabilities.

     The creation of the Trust permitted Astrum to emerge from bankruptcy without first resolving the various claims between Astrum and the Riklis Entities, and it relieved Astrum of liability in respect to the claims of the Riklis Entities.

     The terms of the Trust require Astrum to make loans to the Trust, in the amount of up to $37 million in the aggregate, that will provide funds for the operation of the Trust and to pay resolved claims and to make certain distributions to holders of claims against the Trust. As of January 31, 1997, Astrum had made loans to the Trust in the aggregate amount of $4.8 million, all of which remain outstanding. Under the terms of the Trust, the Trust may not repay the $4.8 million loan until all claims against it have been satisfied. During fiscal 1997, the Trust disbursed approximately $25.3 million to the McCrory bankruptcy estate to settle the only allowed claim which has been made against the Trust. Other than current administrative expenses, the only other potential obligations of the Trust are the potential claims of the Riklis Entities. Any assets remaining in the Trust after the payment of expenses and claims will be used to repay all amounts borrowed from the Company, including the $4.8 million loan, before any distributions are made to the Trust Beneficiaries. The Company has been advised that the claims by and against the Riklis Entities are the subject of current negotiations and that no lawsuits have been commenced.

     As of January 31, 1997, the Trust has approximately $32 million in cash assets and a liability for the note payable to the Company of $4.8 million. Consequently, the Company does not anticipate being required to loan any additional amounts to the Trust. Additionally, assuming that the Riklis Entities cannot establish any monetary claims against the Trust, the Company believes there will be sufficient funds to repay the $4.8 million loan from the Company plus accrued interest. For financial statement purposes, however, the Company continues to fully reserve for the loan to the Trust.

     Contingent Pension Liabilities

     The Pension Benefit Guaranty Corporation ("PBGC") filed certain contingent claims, in excess of $37.7 million, with respect to Astrum's Chapter 11 case for statutory liability for unfunded benefits accrued under the Schenley Industries, Inc. ("Schenley") Employees Retirement and Benefit Plan and the McCrory Pension Plan (collectively, the "Plans"). Schenley and McCrory are former affiliates of Astrum. The PBGC also filed claims against Astrum in respect to the Plans for due and unpaid contributions and unpaid insurance premiums.

     While the Company neither sponsored nor maintained the Plans, it was a member of a "controlled group" of related companies, as defined by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). As such, the Company would have been jointly and severally liable under ERISA for unfunded benefit liabilities in the event the Plans terminated and for any unpaid minimum funding contributions and insurance premiums. At the time of the reorganization, the Company entered into temporary agreements with the PBGC under which the Company agreed to be contingently liable for each of the Plans and permanent agreements with McCrory and Schenley which gave the Company the right to assume sponsorship of either Plan, at its election, when a cumulative

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     arrearage of contributions to either Plan equals or exceeds $1 million. These agreements also confirmed the agreement of McCrory and Schenley to the permanent cessation of benefit accruals and to the making of any plan amendments that would increase benefit liabilities under the Plans without the consent of the Company. The right to assume sponsorship of the Plans allows the Company to avoid having the PBGC terminate the Plans and make a claim against the Company for the PBGC regulatory prescribed termination value. This termination value is substantially higher than the liability would be for the Company to assume sponsorship and fund the Plans over their remaining lives. Permanent agreements were entered into among the PBGC, the Company, and McCrory and Schenley in June 1996 which became effective on August 6, 1996 when the Bankruptcy Court entered an order approving the agreements. The permanent agreements impose limitations on PBGC actions against the Company in respect to benefit liabilities under the Plans, including the requirement that the PBGC proceed against McCrory and Schenley before proceeding against the Company. Although they are in reorganization, McCrory and Schenley continued to fund the obligations of the Plans until January 15, 1997, when a required quarterly contribution of $363,000 was not made to one of the Plans. The Company can provide no assurance that it will not become necessary to assume sponsorship of the Plans and become primarily liable for their funding.

     The liability originally recorded in 1993 of $37.7 million was recorded on the basis of actuarial assumptions established by the PBGC for use at the time pension plans are terminated. As a result of the aforementioned permanent agreements giving the Company the right to assume sponsorship of the Plans, the Company has evaluated the liability using actuarial assumptions consistent with the assumption of plan sponsorship, and has adjusted the other noncurrent liability to $26.6 million. This amount represents management's best estimate of the contingent liability based on the pension benefit obligation of the Plans discounted at 7.25% reduced by the market value of the Plans' assets. The corresponding reduction in the liability of $11.1 million is recorded in other nonoperating income. The Company will periodically reassess the amount of the liability for the effects of changes in circumstances and assumptions.

     Contingent Liability with Respect to the Old Notes

     The reorganization plan provides for payment in full of 100% of the allowed claim of the holders of certain old notes ("Old Notes") of E-II Holdings, Inc. (predecessor to Astrum), including approximately $16.4 million of interest on overdue installments of interest accruing prior to the commencement of Astrum's bankruptcy case. Various parties have challenged the allowability of the claim on the basis that interest on overdue installments of interest is not permitted under applicable non-bankruptcy law. The Company provided for this contingent liability in its consolidated financial statements when it emerged from bankruptcy in the amount of $16.4 million.

     During fiscal 1997, $4.0 million of such claims were settled for $0.2 million, resulting in the recording of $3.8 million of other nonoperating income from the favorable settlement of the claim. The holders of the claim were Apollo Investment Fund, L.P. ("Apollo") and an affiliate of Apollo. At January 31, 1997, Apollo and its affiliates own 45.75% of the Company's issued and outstanding common stock. The remaining recorded liability of $12.4 million at January 31, 1997 is included in other accrued expenses.

     In a hearing on November 14, 1996, the Bankruptcy Court ruled in favor of the Company on a motion to disallow all claims asserted by the holders of Old Notes on the basis that compound interest was not allowed under applicable law at the time the bond contracts were entered into. The ruling is subject to appeal, and the Company has not made any adjustment to the remaining recorded liability of $12.4 million pending expiration of the appeal period or completion of the appeal process.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     Union Agreements

     Union membership in the Company's six European manufacturing plants varies from country to country and is not officially known; however, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. Substantially all of the Company's United States production employees are unionized under a contract which is renewed every three years.

     Other Contingent Obligations

     In addition, the Company is a party to various legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position, results of operations or liquidity.

(14) OTHER INCOME (EXPENSE) - NET

     Other income (expense) - net from continuing operations consisted of the following:

                                                            Year ended January 31,
                                                     ----------------------------------------
                                                          1997        1996         1995
                                                          ----        ----         ----
                                                                 (In thousands)
Loss on disposition of fixed assets, net                $   (62)       (245)       (880)
Foreign currency transaction gains (losses), net          2,618      (2,154)     (1,707)
Gain on sale of television station                           --       5,368          --
Rental income                                             1,987       1,735       1,425
Favorable settlement of claim (note 13)                   3,802          --          --
Adjustment of liability for PBGC claims (note 13)        11,100          --          --
Loss of unconsolidated affiliates                           (33)         --      (1,560)
Royalties (a)                                                --          --       3,490
Other, net                                                 (591)       (737)      1,961
                                                        -------      ------      ------
                                                        $18,821       3,967       2,729
                                                        =======      ======      ======

(a) The excess of amounts received over the discounted amount recorded at the fresh start date for a royalty interest retained by the Company in certain operations discontinued and sold (see note 2).

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information:

                                                                                        Three months ended
                                                                        -------------------------------------------------
                                                                         April 30,  July 31,   October 31,   January 31,
                                                                          1996       1996          1996         1997
                                                                         ------     ------        ------       ------
                                                                           (In thousands, except per share amounts)
Net sales                                                              $169,867    179,440       203,817       188,014
                                                                       ========    =======       =======       =======
Gross profit                                                           $ 68,665     68,692        80,404        74,044
                                                                       ========    =======       =======       =======
Income (loss) from continuing
 operations                                                            $(10,802)    (6,183)        3,372         2,290
                                                                       ========    =======       =======       =======
Net income (loss)                                                      $(10,802)    (6,183)        3,372         2,290
                                                                       ========    =======       =======       =======


Income (loss) per share from                                           $  (0.68)     (0.39)         0.22          0.14
 continuing operations                                                 ========    =======       =======       =======
Income (loss) per share                                                $  (0.68)     (0.39)         0.22          0.14
                                                                       ========    =======       =======       =======



                                                                                        Three months ended
                                                                       --------------------------------------------------
                                                                        April 30,  July 31,   October 31,     January 31,
                                                                         1995       1995          1995          1996
                                                                       --------    -------       -------       -------
                                                                          (In thousands, except per share amounts)

Net sales                                                              $157,753    167,670       180,284       169,502
                                                                       ========    =======       =======       =======
Gross profit                                                           $ 63,965     64,167        70,117        62,269
                                                                       ========    =======       =======       =======
Loss from continuing operations                                        $(13,357)    (9,449)      (11,364)      (16,984)
                                                                       ========    =======       =======       =======
Net loss                                                               $(13,357)   (17,491)      (11,364)      (19,235)
                                                                       ========    =======       =======       =======


Loss per share from continuing operations                              $  (0.86)     (0.59)        (0.72)        (1.07)
                                                                       ========    =======       =======       =======
Loss per share                                                         $  (0.86)     (1.10)        (0.72)        (1.21)
                                                                       ========    =======       =======       =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(16) INDUSTRY AND GEOGRAPHICAL AREA INFORMATION

     The Company operates primarily in one industry consisting of the manufacture, marketing, and distribution of luggage, including softside and hardside suitcases, garment bags, casual bags, business cases and other travel bags. The Company's operations in non-luggage products and licensing of non-luggage products are not significant.

     Certain geographical data was as follows:

                                                                Year ended January 31,
                                                          ----------------------------------
                                                            1997            1996      1995
                                                            ----            ----      ----
                                                                  (In thousands)
     Net sales:
             United States                                $428,450         378,723   390,559
             Europe                                        285,841         276,219   232,733
             Other                                          43,551          27,881    16,064
             Eliminations                                  (16,704)         (7,614)   (3,904)
                                                          --------        --------   -------
                                                          $741,138         675,209   635,452
                                                          ========        ========   =======
     Operating income (loss):
             United States                                $ 20,023          22,323    34,469
             Europe                                         28,492          27,569    18,493
             Other                                          (1,640)         (1,265)    4,148
                                                          --------        --------   -------
                                                            46,875          48,627    57,110

             Unallocated costs - net                       (31,338)        (58,003)  (60,530)
                                                          --------        --------   -------

                      Operating income (loss)             $ 15,537          (9,376)   (3,420)
                                                          ========        ========   =======

                                                                     January 31,
                                                          ---------------------------------
                                                                    1997      1996
                                                                    ----      ----
                                                                     (In thousands)
     Identifiable assets:
             United States                                      $  342,148   344,733
             Europe                                                169,696   182,660
             Other                                                  39,035    22,977
             Corporate                                              41,779    57,073
                                                                ----------   -------
                      Total                                     $  592,658   607,443
                                                                ==========   =======

     Net sales and operating income in the United States includes export sales and the resulting operating income for products produced within the United States.

     Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, income taxes, other-net, minority interest, operations discontinued and sold and extraordinary item.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


     General corporate expenses and amortization of reorganization value in excess of identifiable assets are included in unallocated costs-net.

     Identifiable assets by geographic area are those assets that are used in the Company's operations in each geographic area. Corporate assets consist of inactive corporations which hold cash, fixed assets, other receivables, investments and reorganization value in excess of identifiable assets.

     For its foreign subsidiaries, the Company translates net assets at exchange rates prevailing at the period ending date. Income and expenses are translated at the average exchange rate during the period.

     Net assets of the foreign subsidiaries were $124,047,000 and $109,107,000 at January 31, 1997 and 1996, respectively. Included as a reduction to stockholders' equity is the cumulative foreign currency translation adjustment amounting to $5,337,000 and $2,338,000 at January 31, 1997 and 1996, respectively.

(17) SUBSEQUENT EVENT - PUBLIC STOCK OFFERING

     On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net proceeds therefrom of approximately $130.4 million. In addition, the former CEO (see note 9) exercised options for 1,853,668 common shares and sold these shares in the public offering. The Company received approximately $6.6 million in cash from the exercise of these options. The total of the proceeds from this offering and the exercise of the stock options of approximately $137.0 million has been applied as follows: (i) $89.5 million to redeem and purchase in the market $80.8 million principal amount of Series B Notes, including $8.7 million for early redemption and market premiums, (ii) $45.0 million to repay amounts outstanding on the term loan under the Senior Credit Facility, and (iii) $2.5 million for payment of accrued interest ($0.8 million) and revolving credit borrowings under the Senior Credit Facility ($1.7 million). See note 8 for a description of the Series B Notes and the Senior Credit Facility.

     The accompanying unaudited pro forma consolidated balance sheet and pro forma summary of long-term obligations included in note 8 give effect to the public offering, the exercise of the stock options and the tax effects thereof, the application of the net proceeds to retire indebtedness and pay accrued interest, and a charge for the write-off of deferred financing costs, as if such transactions had occurred as of January 31, 1997.

                      SAMSONITE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

Column A                           Column B    Column C      Column D   Column E       Column F
--------                           --------    --------      --------   --------       --------

                                   Balance at                                         Balance
                                   Beginning                                          at End
Description                        of Period  Additions(a)  Transfers  Deductions(b)  of Period
-----------                        ---------   ---------     ---------  ----------    ---------
YEAR ENDED JANUARY 31, 1997

Allowance for Trade Receivables       $ 8,152      2,815            --      (3,536)        7,431

Allowance for Long-Term Assets         10,104         --            --      (4,548)        5,556
                                      -------    -------       -------     -------       -------
Total                                 $18,256      2,815            --      (8,084)       12,987
                                      =======    =======       =======     =======       =======
YEAR ENDED JANUARY 31, 1996

Allowance for Trade Receivables       $ 6,888      2,172            --        (908)        8,152

Allowance for Long-Term Assets          9,698        455            --         (49)       10,104
                                      -------    -------       -------     -------       -------
Total                                 $16,586      2,627            --        (957)       18,256
                                      =======    =======       =======     =======       =======
YEAR ENDED JANUARY 31, 1995

Allowance for Trade Receivables       $ 5,949        959            --         (20)        6,888

Allowance for Other Receivables         5,499         --            --      (5,499)           --

Allowance for Long-Term Assets         11,545        239            --      (2,086)        9,698
                                      -------    -------       -------     -------       -------
Total                                 $22,993      1,198            --      (7,605)       16,586
                                      =======    =======       =======     =======       =======

Notes:
(a) Amounts charged to costs and expenses.
(b) Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

                                                         INDEX TO EXHIBITS

EXHIBIT         DESCRIPTION
-------         -------------------------------------------------------------------------------------------------------

2.1             Distribution Agreement dated as of July 14, 1995, between the Company and Culligan Water Technologies,
                Inc. /1/

2.2             Tax Sharing Agreement dated as of July 14, 1995, between the Company and Culligan Water Technologies,
                Inc./1/

2.3             Company's Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February
                17, 1993 (the "Plan")./2/

2.4             Modification of the Plan, dated May 21, 1993./3/

2.5             Notice to holders of Senior Subordinated Notes regarding the Stock Elections described in the Plan./3/

2.6             Order of the United States Bankruptcy Court for the Southern District of New York, dated May 25, 1993, confirming the Plan and authorizing and directing certain actions in connection therewith./3/

3.1             Amended and Restated Certificate of Incorporation of the Company./6/

3.2             Certificate of Ownership and Merger dated July 14, 1995./1/

3.3             By-Laws of the Company./6/

4.1             Indenture, dated as of July 14, 1995, between the Company and United States Trust Company of New
                York./1/

4.2             Specimen of Notes described in the Indenture./1/

10.1            Credit Agreement, dated July 14, 1995, among the Company and the Banks named therein (excluding schedules and exhibits thereto)./1/

10.2            First Amendment to said Credit Agreement, dated as of December 27, 1995./6/

10.3            Second Amendment to said Credit Agreement, dated as of April 30, 1996./7/

10.4            Third Amendment to said Credit Agreement, dated as of July 1, 1996./8/

10.5            Fourth Amendment to said Credit Agreement, dated as of October 15, 1996./9/

10.6            Fifth Amendment to said Credit Agreement, dated as of February 11, 1997.
----            ------------------------------------------------------------------------

10.7            Stock Option Agreement dated as of May 15, 1996, between the Company and Richard R. Nicolosi./10/

10.8            Form of Indemnification Agreement entered into or to be entered into by the Company with each of R.
                Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz,
                Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen./3/

10.9            Employment Agreement, dated as of April 13, 1995, between the Company, its former subsidiary which was merged into the Company on July 14, 1995, and Steven J. Green./4/



10.10           Stock Option Agreement, dated as of April 13, 1995, between the Company and Steven J. Green (without schedules)./4/

10.11           Stock Purchase and Loan Agreement, dated as of April 13, 1995, between the Company and Steven J.
                Green./4/

10.12           Registration Rights Agreement, dated as of April 13, 1995, between the Company and Steven J. Green./4/

10.13           Stock Option Plan and Agreement dated as of August 18, 1994, by and between the Company and Gregory Wm.
                Hunt./5/

10.14           Share Option Agreement, dated as of June 8, 1993, between the Company and Steven J. Green./3/

10.15           Restricted Share Agreement, dated as of June 8, 1993, between the Company and Steven J. Green./3/

10.16           1993 Incentive Plan./3/

10.17           Employment Agreement, dated as of April 18, 1995, between Samsonite and Thomas J. Leonard./6/

10.18           Employment Agreement, dated as of May 1, 1995, between the Company and Thomas R. Sandler./6/

10.19           Employment Agreement, dated as of June 25, 1990, between Samsonite GmbH and Karlheinz Tretter./6/

10.20           Consulting Agreement, dated as of January 1, 1992, as amended, between Samsonite Europe N.V. and Luc
                Van Nevel./3/

10.21           Executive Management Agreement, dated January 1, 1992, between the Company and Luc Van Nevel./3/

10.22           Samsonite Corporation 1995 Stock Option and Incentive Award Plan./1/

10.23           Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as Amended in 1996)./12/

10.24           Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment./11/

10.25           Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas J. Leonard./6/

10.26           Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas R. Sandler./6/

10.27           Stock Option Agreement, dated as of February 20, 1996, between the Company and Luc Van Nevel./6/

10.28           Stock Option Agreement, dated as of February 20, 1996, between the Company and Karlheinz Tretter./6/

10.29           Employment Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi./7/

10.30           Registration Rights Agreement, dated as of May 15, 1996, between the Company and Richard R.
                Nicolosi./7/

10.31           Stock Sale Agreement, dated as of May 16, 1996, between the Company and Richard R. Nicolosi./7/

10.32           Form of Agreement, made as of May 15, 1996, between the Company and each of Thomas J. Leonard, Luc Van
                Nevel, and Thomas R. Sandler, each agreement with respect to 38,889 shares of the Common Stock of the
                Company, par value $.01 per share./7/



10.33           Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as
                Amended in 1996)./10/

10.34           Samsonite Corporation Directors Stock Plan./12/

10.35           Final Settlement Agreement, made as of June 20, 1996, among the Company, the Pension Benefit Guaranty
                Corporation, and others named therein (including exhibits thereto), with respect to the Schenley
                Pension Plan./8/

10.36           Final Settlement Agreement, made as of June 20, 1996, among the Company, the Pension Benefit Guaranty
                Corporation, and others named therein (including exhibits thereto), with respect to the McCrory Pension
                Plan./8/

10.37           Purchase Agreement, dated as of June 13, 1996, between the Company and Artemis America Partnership and
                Apollo Investment Fund, L.P./8/

10.38           Employment Agreement effective as of August 1, 1996, between the Company and John P. Murtagh./9/

10.39           Employment Agreement effective as of September 16, 1996, between the Company and Robert P. Baird,
                Jr./9/

10.40           Employment Agreement effective as of August 4, 1996, between the Company and James E. Barch./9/

10.41           Employment Agreement effective as of September 10, 1996, between the Company and Gary D. Ervick./9/

10.42           Stock Option Agreement dated as of August 1, 1996, between the Company and John P. Murtagh./9/

10.43           Stock Option Agreement dated as of September 16, 1996, between the Company and Robert P. Baird, Jr./9/

10.44           Stock Option Agreement dated as of August 5, 1996, between the Company and James E. Barch./9/

10.45           Stock Option Agreement dated as of August 21, 1996, between the Company and Gary D. Ervick./9/

10.46           Stock Option Agreement, dated as of October 29, 1996, between the Company and Thomas R. Sandler.
-----           -----------------------------------------------------------------------------------------------

10.47           Stock Option Agreement, dated as of October 29, 1996, between the Company and Karlheinz Tretter.
-----           -----------------------------------------------------------------------------------------------

10.48           Stock Option Agreement, dated as of January 16, 1997, between the Company and Gary D. Ervick.
-----           --------------------------------------------------------------------------------------------

10.49           Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan
-----           ----------------------------------------------------------------------------------------------
                (as Amended in 1996).
                ---------------------

21              Subsidiaries of the Company
--              ---------------------------

23              Consent of KPMG Peat Marwick LLP
--              --------------------------------

27              Financial Data Schedule
--              -----------------------

-----------------------------------------

Note: Documents which are underlined above appear herein. The others are incorporated by reference as follows:

    1 Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
    2 Incorporated by reference from Application for Qualification of Indenture on Form T-3 (File No. 22-24448).
    3 Incorporated by reference from Registration Statement on Form S-1 (Registration No. 33-71224).
    4 Incorporated by reference from the Company's Current Report on Form 8-K filed April 24, 1995 (File No. 0-23214).
    5 Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-23214).
    6 Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
    7 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1996 (File No. 0-23214).
    8 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1996 (File No. 0-23214).
    9 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1996 (File No. 0-23214).
    10 Incorporated by reference from Registration Statement on Form S-8 filed
       June 7, 1996 (File No. 333-05467).
    11 Incorporated by reference from Registration Statement on Form S-8 filed
       January 30, 1997 (File No. 333-20775).
    12 Incorporated by reference from Proxy Statement filed May 23, 1996.