Form 10-Q
period 1997-04-30
SAMSONITE CORP/FL
filed 1997-06-06
CIK 914478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   _________

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number:   0-23214
                         ---------

                             SAMSONITE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         36-3511556
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                              Identification No.)

11200 East 45th Avenue, Denver, CO                            80239
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                                (303) 373-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
                  (Former name, if changed since last report)

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,352,003 shares of common stock, par value $0.01 per share, as of June 1, 1997.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------

                                                                                 Page Number
                                                                                 -----------
PART I -  FINANCIAL INFORMATION
          ---------------------
          Unaudited Consolidated Balance Sheets as of April 30, 1997
          and January 31, 1997.................................................      1

          Unaudited Consolidated Statements of Operations for the three months
          ended April 30, 1997 and 1996........................................      3

          Unaudited Consolidated Statement of Stockholders' Equity
          for the three months ended April 30, 1997............................      4

          Unaudited Consolidated Statements of Cash Flows for the three months
          ended April 30, 1997 and 1996........................................      5

          Unaudited Notes to Consolidated Financial Statements.................      7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................     13

PART II - OTHER INFORMATION
          -----------------

          Item 1:  Legal Proceedings...........................................     19

          Item 2:  Changes in Securities.......................................     19

          Item 3:  Defaults upon Senior Securities.............................     19

          Item 4:  Submission of Matters to a Vote of Security Holders.........     19

          Item 5:  Other Information...........................................     19

          Item 6:  Exhibits and Reports on Form 8-K............................     19

          Signature............................................................     20

          Index to Exhibits....................................................     21

PART I - FINANCIAL INFORMATION
------------------------------


                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF APRIL 30, 1997 AND JANUARY 31, 1997
                                (IN THOUSANDS)


                                                                     April 30,      January 31,
Assets                                                                    1997             1997
------                                                              ----------      -----------
Current assets:
  Cash and cash equivalents.......................................  $    3,110           9,343
  Trade receivables, net of allowances for doubtful accounts
    of $8,170 and $7,431..........................................      92,281          83,276
  Notes and other receivables.....................................       7,889           9,045
  Inventories (Note 2)............................................     134,298         135,071
  Deferred income tax assets......................................      36,524          36,365
  Prepaid expenses and other current assets.......................      15,675          13,012
  Assets held for sale............................................       8,932           9,002
                                                                     ---------      ----------

        Total current assets......................................     298,709         295,114

Investments in affiliates.........................................       2,927           2,989

Property, plant and equipment, net (Note 3).......................     141,092         143,959

Intangible assets, less accumulated amortization of $39,564
  and $37,822 (Note 4)............................................     125,802         127,655

Other assets and long-term receivables, net of allowances
  for doubtful accounts of $5,556.................................      20,874          22,941
                                                                     ---------      ----------

                                                                    $  589,404         592,658
                                                                     =========      ==========

                                                                           (Continued)


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF APRIL 30, 1997 AND JANUARY 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                     April 30,      January 31,
Liabilities and Stockholders' Equity                                      1997             1997
------------------------------------                                ----------      -----------
Current liabilities:
  Short-term debt (Note 5)........................................  $    1,355           2,095
  Current installments of long-term obligations (Note 5)..........      11,899          22,862
  Accounts payable................................................      52,308          46,777
  Accrued liabilities.............................................      94,473         117,985
                                                                     ---------      ----------

          Total current liabilities...............................     160,035         189,719

Long-term obligations, less current installments (Note 5).........     149,829         267,755
Deferred income tax liabilities...................................      28,870          30,921
Other noncurrent liabilities......................................      71,858          75,125
                                                                     ---------      ----------

          Total liabilities.......................................     410,592         563,520
                                                                     ---------      ----------

Minority interests in consolidated subsidiaries...................       5,044           4,140
Stockholders' equity (Notes 7 and 8):
  Preferred stock ($.01 par value; 2,000,000 shares authorized;
    no shares issued).............................................          --              --
  Common stock ($.01 par value; 60,000,000 shares authorized;
    20,351,079 and 16,033,833 shares issued and outstanding)......         204             160
  Additional paid-in capital......................................     418,396         266,752
  Accumulated deficit.............................................    (234,004)       (235,870)
  Foreign currency translation adjustment.........................     (10,258)         (5,337)
  Unearned compensation - restricted shares.......................        (570)           (707)
                                                                     ---------      ----------

          Total stockholders' equity..............................     173,768          24,998
                                                                     ---------      ----------
Commitments and contingencies (Note 1C)
                                                                    $  589,404         592,658
                                                                     =========      ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Three Months Ended April 30,
                                                                      ------------------------------
                                                                           1997            1996
                                                                           ----            ----
Net sales (Note 1F)..................................................       $169,562        169,867
Cost of goods sold...................................................         99,293        101,202
                                                                             -------        -------
  Gross profit.......................................................         70,269         68,665

Selling, general and administrative expenses (Note 1G)...............         54,056         53,405
Amortization of intangible assets (Note 4)...........................          1,824         15,998
                                                                             -------        -------
  Operating income (loss)............................................         14,389           (738)

Other income (expense):
  Interest income....................................................            465            542
  Interest expense and amortization of debt issue costs..............         (6,207)        (9,110)
  Other - net (Note 6)...............................................          6,899          1,792
                                                                             -------        -------

  Income (loss) before income taxes, minority interest,
    and extraordinary item...........................................         15,546         (7,514)

Income tax expense...................................................         (6,829)        (2,997)
Minority interest in earnings of subsidiaries........................           (218)          (291)
                                                                             -------        -------
  Income (loss) before extraordinary item............................          8,499        (10,802)
Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $4,609 (Note 5).......................         (6,633)            --
                                                                             -------        -------

  Net income (loss)..................................................       $  1,866        (10,802)
                                                                             =======        =======

  Net income (loss) per share - primary and fully diluted (Note 1E):
    Income (loss) before extraordinary item..........................       $    .41           (.68)
    Extraordinary loss...............................................           (.32)            --
                                                                             -------        -------
      Net income (loss)..............................................       $    .09           (.68)
                                                                             =======        =======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED APRIL 30, 1997
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   FOREIGN        UNEARNED
                                                     ADDITIONAL                   CURRENCY      COMPENSATION-
                                PREFERRED   COMMON    PAID-IN     ACCUMULATED    TRANSLATION     RESTRICTED
                                  STOCK     STOCK     CAPITAL       DEFICIT      ADJUSTMENT        SHARES
                                ---------   ------   ----------   ------------   ------------   -------------
Balance, February 1, 1997       $   --        160      266,752       (235,870)        (5,337)           (707)

Issuance of 3,300,000
shares of common stock in
public offering, net of
offering costs and
underwriting discount of
$8,303                              --         33      130,264             --             --              --

Issuance of 889 shares to
directors for services              --         --           44             --             --              --

Amortization of restricted
stock award to
compensation expense                --         --           --             --             --             137

Compensation expense
accrued for stock bonus
awards                              --         --          177             --             --              --

Exercise of employee stock
options and related income
tax benefits, net of shares
exchanged                           --          11       21,159             --             --              --

Foreign currency
translation adjustment              --          --           --             --         (4,921)             --

Net income                          --          --           --          1,866             --              --
                                ---------   ------   ----------   ------------   ------------   -------------
Balance, April 30, 1997         $   --         204      418,396       (234,004)       (10,258)           (570)
                                =========   ======   ==========   ============   ============   =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                           Three Months Ended April 30,
                                                                          ------------------------------
                                                                               1997            1996
                                                                               ----            ----
Cash flows provided by (used in) operating activities:
  Net income (loss)................................................         $ 1,866         (10,802)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Loss on extinguishment of debt.................................           6,633              --
    Loss (gain) on disposition of fixed assets.....................               8             (14)
    Depreciation and amortization of property,
      plant and equipment..........................................           5,384           5,170
    Amortization of intangible assets..............................           1,824          15,998
    Amortization of debt issue costs...............................             468             483
    Provision for doubtful accounts................................           1,052             676
    Amortization of stock awards and stock issued for services.....             358              --
    Adjustment of allowances for previous operations...............          (1,458)             --
    Adjustment to restructuring reserve............................            (600)             --

    Changes in operating assets and liabilities:
      Trade and other receivables..................................          (8,618)        (13,293)
      Inventories..................................................             773          (7,696)
      Prepaid expenses and other current assets....................          (2,593)           (637)
      Accounts payable.............................................           5,531           6,086
      Accrued liabilities..........................................          (4,196)         (2,621)
    Other adjustments - net........................................          (2,352)          2,701
                                                                            -------         -------

  Net cash provided by (used in) operating activities..............           4,080          (3,949)
                                                                            -------         -------

                                                                                  (Continued)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                 Three Months Ended April 30,
                                                                 ----------------------------
                                                                      1997           1996
                                                                      ----           ----

Cash flows provided by (used in) investing activities:
  Purchases of property, plant and equipment.....................     $ (8,002)       (6,259)
  Net cash received from (used in) previous operations...........       (1,350)        7,176
  Proceeds received from sales of property, plant and equipment..          305           144
                                                                       -------       -------

     Net cash provided by (used in) investing activities.........       (9,047)        1,061
                                                                       -------       -------

Cash flows provided by (used in) financing activities:
  Proceeds from public stock offering, net of offering costs.....      130,297            --
  Proceeds from exercise of employee stock options...............        7,258            --
  Retirement of subordinated notes...............................      (80,800)           --
  Redemption premium on retirement of subordinated notes.........       (8,684)           --
  Net payments of short-term debt................................         (580)       (2,262)
  Net payments on long-term bank borrowings......................      (44,611)       (5,716)
  Other, net.....................................................        1,101         1,016
                                                                       -------       -------

     Net cash provided by (used in) financing activities.........        3,981        (6,962)
                                                                       -------       -------

  Effect of exchange rate changes on cash and cash equivalents...       (5,247)         (847)
                                                                       -------       -------

     Net decrease in cash and cash equivalents...................       (6,233)      (10,697)

Cash and cash equivalents, beginning of period...................        9,343        15,179
                                                                       -------       -------

Cash and cash equivalents, end of period.........................     $  3,110         4,482
                                                                       =======       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.......................     $  2,851         2,136
                                                                       =======       =======
  Cash paid during the period for income taxes, net..............     $  1,132         3,732
                                                                       =======       =======


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES
             UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

A.  BUSINESS
    --------

    Samsonite Corporation and subsidiaries (the "Company") was formerly known as Astrum International Corp. ("Astrum"). On July 14, 1995, Astrum merged with its wholly-owned subsidiary, Samsonite Corporation, and changed its name to Samsonite Corporation. The Company is engaged in the manufacture and sale of luggage and related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel related products through its Company-owned stores.

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

    The Restructuring has been accounted for pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and that a new reporting entity be created. On June 30, 1993, for accounting purposes, the Plan was consummated and SOP 90-7 was adopted. The consolidated financial statements include the ongoing effects of fresh-start reporting. The most significant fresh start adjustment relates to recording Reorganization Value in Excess of Identifiable Assets. In addition, the Company recorded fresh start adjustments to reflect tradenames, licenses, patents and other intangibles at their fair values.

C.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

    The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 1997 and results of operations for the three months ended April 30, 1997 and 1996. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

    See Note 13 to the aforementioned consolidated financial statements included in the 1997 Form 10-K for a description of litigation, commitments and contingencies.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



E.  PER SHARE DATA
    --------------

    Income per share for the three months ended April 30, 1997 is calculated by dividing income by the weighted average number of shares (19,848,865) adjusted for the potentially dilutive effect of stock options and awards of 841,445 shares. Primary and fully diluted amounts were the same for the three months ended April 30, 1997. Loss per share for the three months ended April 30, 1996 was calculated based on the weighted average number of shares outstanding of 15,889,450. Because of the loss, the effect of stock options and awards is antidultive.

    Effective for interim and annual periods ending after December 15, 1997, earnings per share will be computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share
    ("SFAS 128").   SFAS 128 requires the reporting of "basic" earnings per
    share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of options, warrants, and their equivalents is calculated using the treasury stock method.

    Following is a reconciliation of pro forma basic and diluted earnings per share for the three months ended April 30, 1997 as if the provisions of SFAS 128 were effective for such period:

                                                                                Pro Forma
Basic Earnings per Share                             Income      Shares      Per Share Amount
------------------------                             ------      ------      ----------------
Income before extraordinary item                     $8,499,000  19,848,865              $.43
                                                                                          ===
Added dilutive effect of stock options and awards                   841,445

Earnings per Share-Assuming Dilution
------------------------------------                 ----------  ----------
Income before extraordinary item available to
 common stockholders and shares including
 assumed conversions                                 $8,499,000  20,690,310              $.41
                                                      =========  ==========               ===

F.  ROYALTY REVENUES
    ----------------

    The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $4,763,000 and $8,329,000 for the three months ended April 30, 1997 and 1996, respectively. Included in royalties for the three months ended April 30, 1996 is $4.0 million from the sale of apparel tradename licenses in certain Asian countries.

G.  RESTRUCTURING RESERVES
    ----------------------

    During the three months ended April 30, 1997, the Company had charges for cash expenditures of approximately $900,000 against its restructuring reserves. Also, a $600,000 reversal of excess restructuring reserves was recorded in selling, general and administrative expenses. See Note 3 to the consolidated financial statements in the 1997 Form 10-K for a description of the reserves.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  INVENTORIES

    Inventories consisted of the following :

                                                        April 30,   January 31,
                                                          1997         1997
                                                        ---------   -----------
                                                             (In thousands)
         Raw Materials...............................   $  36,013        38,532
         Work in Process.............................      11,691        10,842
         Finished Goods..............................      86,594        85,697
                                                        ---------     ---------

                                                        $ 134,298       135,071
                                                        =========     =========

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                        April 30,   January 31,
                                                          1997         1997
                                                        ---------   -----------
                                                             (In thousands)
         Land........................................   $  12,771        13,324
         Buildings...................................      59,122        62,561
         Machinery, equipment and other..............     124,461       121,875
                                                        ---------     ---------
                                                          196,354       197,760
         Less accumulated amortization and
          depreciation...............................     (55,262)      (53,801)
                                                        ---------     ---------
                                                        $ 141,092       143,959
                                                        =========     =========

    Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following (in thousands):

                                                    Three months ended April 30,
                                                    ----------------------------
                                                         1997         1996
                                                         ----         ----
                                                           (In thousands)
    "Fresh Start" Depreciation in Cost
      of Goods Sold............................          $685          737
    "Fresh Start" Depreciation in Selling
      General and Administrative Expenses......           151          163
                                                         ----         ----
       Total "Fresh Start" Depreciation........          $836          900
                                                         ====         ====

    Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

4.  INTANGIBLE ASSETS

    Intanngible assets, net of accumulated amortization, consisted of the following:

                                                        April 30,   January 31,
                                                          1997         1997
                                                        ---------   -----------
                                                             (In thousands)
    Trademarks......................................    $ 114,910       115,838
    Licenses, Patents and Other.....................       10,892        11,817
                                                        ---------     ---------

                                                        $ 125,802       127,655
                                                        =========     =========

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Amortization of intangible assets, including amortization related to the adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7, consisted of the following (in thousands):

                                                    Three Months Ended April 30,
                                                    ---------------------------
                                                      1997                1996
                                                      ----                ----
                                                           (In thousands)
    "Fresh Start" Amortization:
      Amortization of Reorganization Value in
       Excess of Identifiable Assets..............    $    --           13,768
      Amortization of Tradenames, Licenses,
       Patents and Other..........................      1,607            1,994
                                                      -------          -------
                                                        1,607           15,762
    Other.........................................        217              236
                                                      -------          -------
                                                      $ 1,824           15,998
                                                      =======          =======

    "Fresh Start" amortization represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. The reorganization value in excess of identifiable assets was amortized over a three-year period ending June 1996; licenses, patents and other are amortized over a period ranging from one to twenty-three years, and tradenames are amortized primarily over a period of forty years.

5.  DEBT

    Debt consisted of the following:


                                                        April 30,   January 31,
                                                           1997         1997
                                                        ----------  ------------
                                                             (In thousands)
     Series B Senior Subordinated Notes (a)...........   $109,200       190,000
     Senior Credit Facility (b).......................      9,000        50,000
     Capital lease obligations........................      4,584         5,091
     Other (c)........................................     40,299        47,621
                                                          -------       -------
       Total debt.....................................    163,083       292,712
     Less short-term debt and current installments of
      long-term obligations...........................    (13,254)      (24,957)
                                                          -------       -------
                                                         $149,829       267,755
                                                          =======       =======

    (a) The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005. During the three months ended April 30, 1997, the Company retired $80,800,000 principal amount of subordinated notes out of the proceeds from the public offering of common stock (see Note 8). Redemption premiums totaling $8,684,000 were paid in connection with the retirement of the notes. The redemption premiums and the write-off of $2,558,000 of deferred financing costs related to the subordinated notes are classified as an extraordinary item, net of tax effects, in the accompanying statement of operations.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   (b) The Senior Credit Facility provides for a $175 million revolving credit facility which matures July 14, 2000. The remaining term loan portion of the facility of $45 million was repaid during the three months ended April 30, 1997 out of the proceeds from the public offering of common stock (see Note 8).

       The following amounts were outstanding at April 30, 1997 under the Senior Credit Facility:

       Revolving Credit Borrowings $ 9.0 million
       Letters of Credit           $36.3 million

       Available borrowings were $129.7 million at April 30, 1997.

       The Senior Credit Facility is secured by substantially all the Company's U.S. assets, the capital stock of its principal domestic subsidiaries, and 66% of the stock of its principal foreign subsidiaries. The agreement contains financial covenants which require the Company to maintain certain financial ratios and minimum amounts of earnings, exclusive of interest, taxes, and non-cash charges. The agreement also contains covenants limiting the amount of capital expenditures, investments in certain subsidiaries, and dividends, among other restrictions. Under the agreement, the Company has no amount available for the payment of dividends at April 30, 1997.

   (c) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $35.9 million and a $4.4 secured financing arrangement with a foreign bank. Included in letters of credit outstanding is a $29.5 million standby letter of credit issued to secure the debt of foreign subsidiaries.

6. OTHER INCOME (EXPENSE) - NET

   Other income (expense) - net consisted of the following:

                                                          Three Months Ended April 30,
                                                          ----------------------------
                                                               1997           1996
                                                          --------------  ------------
                                                                (In thousands)
Foreign currency transaction income (a).................       $3,277         1,455
Rental income...........................................          522           394
Favorable settlement of claims (b)......................        2,128            --
Adjustment of allowances for factored receivables from
  previous operations (c)...............................        1,458            --
Other...................................................         (486)          (57)
                                                               ------         -----
                                                               $6,899         1,792
                                                               ======         =====

(a) Foreign currency transaction income for the three months ended April 30, 1997 includes $2,729,000 of unrealized exchange gains related to open forward exchange contracts entered into to reduce foreign currency exposure on certain foreign operations.

(b) Other income of $2,128,000 resulted from the favorable settlement for approximately $11,000, including legal expenses, of claims against the Company. The Company had previously accrued $2,139,000 for such claims as part of its reorganization in bankruptcy. The claims are part of the Contingent Liability with Respect to the Old Notes described in Note 13 to the consolidated financial statements in the 1997 Form 10-K and relate to interest on overdue installments of interest occurring prior to the bankruptcy of the Company's predecessor in 1993.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  (c) During the three months ended April 30, 1997, the Company recorded other income of $1,458,000 for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of receivables for which such allowances were established.

7. EMPLOYEE STOCK OPTIONS

   The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan. See Note 9 to the consolidated financial statements included in the 1997 Form 10-K for a description of such plan. In addition, the Company has outstanding options and stock bonus awards to current executives in connection with employment agreements.

   At April 30, 1997, the Company had outstanding options for a total of 2,754,718 shares at options prices ranging from $10.875 to $47.875 per share. Options for 413,532 shares were exercisable at April 30, 1997. Options for 62,139 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $12.45 per share during the three months ended April 30, 1997.

   The Company has granted stock bonuses for a total of 116,667 shares to certain officers payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The Company is recognizing compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the three-year vesting period.

8. PUBLIC STOCK OFFERING

   On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net proceeds therefrom of approximately $130.3 million. In addition, the former CEO exercised options for 1,853,668 common shares and sold these shares in the public offering. The Company received approximately $6.6 million in cash from the exercise of these options. The total of the proceeds from this offering and the exercise of the stock options of approximately $137.0 million has been applied as follows: (i) $89.5 million to redeem and purchase in the market $80.8 million principal amount of Series B Notes, including $8.7 million for early redemption and market premiums, (ii) $45.0 million to repay amounts outstanding on the term loan under the Senior Credit Facility, and (iii) the remainder of the offering proceeds was applied to accrued interest and to repay revolving credit borrowings under the Senior Credit Facility.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED APRIL 30, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED APRIL 30, 1996 ("FISCAL 1997" OR "PRIOR YEAR")

General. The Company analyzes its net sales and operations by the following categories: (1) "European operations" which consist of its European sales manufacturing and distribution operations whose reporting currency is the Belgian franc, (2) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Mexico, Canada, Latin America and (3) "International operations" which include the sales, manufacturing and distribution operations in Singapore, India, and China; exports to the Far East and Middle East; and global licensing operations.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1998 and fiscal 1997 at average rates of approximately 33.86 and 30.24 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 11% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 1998 compared to fiscal 1997. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 1998, the Company had net gains from such instruments of $3.3 million; during fiscal 1997, the Company had net gains on such instruments of $1.5 million.

Net Sales. Consolidated net sales decreased from $169.9 million in fiscal 1997 to $169.6 million in fiscal 1998, a decrease of $0.3 million. Fiscal 1998 sales were adversely affected by the large decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 1998 and nonrecurring revenues of $4.0 million from the sale of licenses in the prior year. Adjusted for the effect of the exchange rate difference and the license sale in the prior year, fiscal 1998 sales increased by $11.5 million or approximately 7%.

Sales from European operations decreased from $67.3 million in fiscal 1997 to $65.7 million in fiscal 1998, a decrease of $1.6 million. Expressed in Belgian francs, fiscal 1998 sales increased by 9.3% or $6.3 million from fiscal 1997; however, the increase was more than offset by a $7.9 million exchange rate difference. This increase is generally attributable to strong sales in the Scandinavian and UK countries. Sales of hardside products were flat compared to the prior year while softside product sales increased by approximately 20%.

Sales from the Americas operations increased from $87.7 million in fiscal 1997 to $95.3 million in fiscal 1998, an increase of $7.6 million or 8.7%. The increase was largely due to an increase in U.S. retail sales of $6.6 million or 49% from the prior year. Comparable store sales increased by 22% from fiscal 1997. U.S. wholesale sales were flat compared to the prior year, increasing by $0.8 million or approximately 1.3%. U.S. sales were negatively affected by $9 million of backorders associated with manufacturing transition problems; new product introductions were not scheduled until late in the quarter. Sales from the other Americas operations, including Mexico, Canada and Latin America, were higher than the prior year by an aggregate of $0.2 million.

Sales from International operations decreased from $14.9 million in fiscal 1997 to $8.6 million in fiscal 1998, a decrease of $6.3 million. This decrease was due to a $4.0 million nonrecurring sale of licenses in the prior year and a decrease in export sales to the Far East and Middle East of $2.3 million.

Gross profit. Consolidated gross profit for fiscal 1998 increased from fiscal 1997 by $1.6 million. Gross margin increased by 2.4 percentage points, from 39.0% in fiscal 1997 (as adjusted for the $4.0 million license sale) to 41.4% in fiscal 1998.

Gross margins from European operations increased by 2.4 percentage points, from 39.0% in fiscal 1997 to 41.4% in fiscal 1998. The improvement is due to price increases in selected product lines and lower costs from standardized global production sources.

Gross margins for the Americas increased from 38.0% in fiscal 1997 to 41.3% in fiscal 1998. The primary cause of the improvement was an increase in U.S. wholesale margins from 35.5% to 40.8% which resulted primarily from price increases on most product lines effective for orders received after March 1, 1997 and product cost improvements from global sourcing and product design improvements.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $0.7 million from fiscal 1997 to fiscal 1998. As a percent of sales, SG&A was 31.9% in fiscal 1998 and 31.4% in fiscal 1997. Excluding nonrecurring revenue of $4.0 million in fiscal 1997, SG&A would have been 32.2% of sales.

SG&A for European operations decreased by $1.1 million from fiscal 1997 to fiscal 1998. The exchange rate difference caused SG&A to decrease by $2.1 million. The remainder, an increase of $1.0 million, resulted from an increase in SG&A expressed in Belgian francs of 5.2%. The increase in SG&A from last year was due to higher advertising expenses of $0.8 million to support new product introductions and planned sales growth; increased variable selling expenses of $0.3 million related to higher sales levels; decreased bad debt expense of $0.3 million due to recoveries on specific accounts written off in fiscal 1997; and net increases of $0.2 million in all other SG&A.

SG&A for the Americas operations increased by $2.1 million in fiscal 1998 compared to fiscal 1997. SG&A for U.S. wholesale operations increased by $1.3 million in fiscal 1998 compared to fiscal 1997; SG&A for U.S. retail operations increased by $1.5 million; and SG&A for the other Americas operations and corporate headquarters expenses were down by $0.7 million from fiscal 1997.

Factors contributing to the net increase in the U.S. wholesale SG&A of $1.3 million were higher bad debt expense accruals of $1.0 million for potential bad debts; increased cost of incentives, commissions, sales promotion and freight totaling $1.0 million; decreased salaries and employee benefits from workforce reductions of $0.6 million; and other net decreases of $0.1 million.

The increase in SG&A of $1.5 million for U.S. retail operations is due to the increase in sales volume and number of retail stores; as a percent of retail sales, retail SG&A decreased from 56% in fiscal 1997 to 45% in fiscal 1998.

The decrease in SG&A for other Americas operations, including corporate headquarters, of $0.7 million from the prior year was primarily due to $0.5 million of reserves reversed for a settled insurance claim, the reversal of $0.6 million of excess restructuring reserves set up in the fourth quarter of fiscal 1997, and other net increases of $0.4 million.

SG&A for International operations was less in fiscal 1998 than fiscal 1997 by approximately $0.3 million primarily due to decreases caused by consolidation and workforce downsizing in export and global licensing operations, net of increases in the emerging market subsidiaries.

Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

Reorganization value in excess of identifiable assets became fully amortized as of June 30, 1996, which generally accounts for the decrease in amortization of intangible assets from $16.0 million in fiscal 1997 to $1.8 million in fiscal 1998.

Operating income (loss). Operating results improved from a loss in fiscal 1997 of $0.7 million to income in fiscal 1998 of $14.4 million, an increase of $15.1 million. This increase is a result of improved margins which increased gross profit by $1.6 million from last year, the decrease in amortization of intangibles of $14.2 million, and the increase in SG&A of $0.7 million.

Interest income. Interest income was comparable to fiscal 1997, decreasing by $0.1 million.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $9.1 million in fiscal 1997 to $6.2 million in fiscal 1998. The decrease was caused primarily by the retirement of $80.8 million of subordinated debt and $46.7 million of bank debt from the proceeds of a public stock offering. See Note 8 to the consolidated financial statements included elsewhere herein.

Other, net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. Other income for fiscal 1998 includes income from foreign currency transactions of $3.3 million. In fiscal 1997, such transactions resulted in income of $1.5 million. The income recorded for the three months ended April 30, 1997 results primarily from forward exchange contracts selling forward the Belgian franc which has declined significantly against the U.S. dollar since the contracts were executed. Of the income recorded through April 30, 1997, approximately $2.7 million is unrealized; the ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc. The Company's open forward exchange contracts against the franc have maturity dates extending through January 1998.

Other income in fiscal 1998 includes $2.1 million from favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. See Note 6(b) to the consolidated financial statements included elsewhere herein for further discussion of this item.

Other income for the three months ended April 30, 1997 also includes income of approximately $1.5 million for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of the receivables for which such allowances were established.

Income taxes. Income tax expense increased from $3.0 million in fiscal 1997 to $6.8 million in fiscal 1998. The increase in tax expense is due primarily to higher consolidated pretax earnings in fiscal 1998. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pretax income (loss) and income tax expense recognized results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state and local income taxes.

Extraordinary loss. The extraordinary loss for the three months ended April 30, 1997 resulted from redemption premiums of $8.7 million on the early retirement of $80.8 million principal amount of the Company's 11 1/8% Series B Senior Subordinated Notes and the write-off of related deferred financing costs of $2.6 million, net of the tax effect of the transactions. See Note 5(a) to the consolidated financial statements included elsewhere herein.

Net income (loss). The Company had a net loss in fiscal 1997 of $10.8 million and net income in fiscal 1998 of $1.9 million. The increase in the net income from the prior year of $12.7 million is caused by the effect of the increases in operating and other income and the decrease in interest expense, offset by the increase in income tax expense and extraordinary loss.

Effects of Reorganization and Restructuring on Results of Operations. As described in Note 1B to the consolidated financial statements included elsewhere herein, the results of operations include the ongoing effects of fresh-start reporting. The effects of fresh-start reporting on operating income (loss) are as follows:

                                                     THREE MONTHS ENDED APRIL 30,
                                                   --------------------------------
                                                        1997            1996
                                                        ----            ----
                                                            (In thousands)
Operating income (loss)............................     $14,389           (738)
Fresh Start Amortization and Depreciation..........       2,443         16,662
                                                        -------         ------
Operating income before Fresh Start Amortization
  and Depreciation.................................     $16,832         15,924
                                                        =======         ======

The impact of the Fresh Start amortization and depreciation on Net Income (Loss) and Net Income (Loss) Per Share are summarized as follows:

                                                  THREE MONTHS ENDED APRIL 30,
                                              ----------------------------------
                                                    1997              1996
                                                    ----              ----
                                             (In thousands except share amounts)
Fresh Start Amortization and Depreciation.....      $ 2,443           16,662
Tax Benefit...................................       (1,002)          (1,187)
                                                    -------           ------
After-Tax Impact on Net Income (Loss).........        1,441           15,475
                                                    =======           ======
Impact on Net Income (Loss) Per Share.........      $   .07              .97
                                                    =======           ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

One measure of liquidity is commonly referred to as Operating Cash Flow. Operating Cash Flow is defined as operating income (loss) adjusted for noncash operating expenses, including amortization and depreciation. The Company believes that Operating Cash Flow provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate Operating Cash Flow in a different manner and the Company's presentation of Operating Cash Flow may not be comparable to similar presentations reported by other companies. Operating Cash Flow does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation from or as a substitute for other measures of performance. Operating Cash Flow does not represent funds available for discretionary use by the Company because these funds are required for debt service, capital expenditures to replace fixed assets, and other commitments and contingencies. Operating Cash Flow for the three months ended April 30, 1997 and 1996 was computed as follows:


                                                  Three Months Ended April 30,
                                               ---------------------------------
                                                       1997           1996
                                               ----------------- ---------------
                                                        (In thousands)

Operating income (loss)                               $14,389         (738)
Fresh start amortization and depreciation               2,443       16,662
                                                      -------       ------
Operating income before fresh start amortization and
 depreciation                                          16,832       15,924
Other amortization and depreciation                     4,765        4,506
                                                      -------       ------
Operating Cash Flow                                   $21,597       20,430
                                                      =======       ======


Operating Cash Flow increased from $20.4 million in fiscal 1997 to $21.6 million in fiscal 1998, an increase of $1.2 million, primarily as a result of the increase in operating income described under Results of Operations. The Company believes that the current level of Operating Cash Flow is adequate to support its existing credit facilities and service the Company's Series B Senior Subordinated Notes and other long-term obligations.

Another measure of liquidity is net cash from operating activities, as reflected in the consolidated statements of cash flows included elsewhere herein. Net cash provided by (used in) operating activities of $4.1 million in fiscal 1998 and ($4.0) million in fiscal 1997 reflects net cash from operations of the Company available or used for the Company's liquidity needs, after taking into consideration the substantial costs of doing business not reflected in Operating Cash Flow.

Cash flows provided by (used in) operating activities increased by $8.0 million in fiscal 1998 from fiscal 1997. Of this amount, $4.0 million resulted from a decrease in cash flow applied for working capital and other operating assets, while cash flows from net income, adjusted for nonoperating and noncash charges, increased by $4.0 million.

Cash flow provided by (used in) investing activities decreased from cash provided by investing activities in fiscal 1997 of $1.1 million to cash used in investing activities in fiscal 1998 of $9.0 million, a decrease of $10.1 million. Capital expenditures were $8.0 million in fiscal 1998 compared to $6.3 million in fiscal 1997. In fiscal 1997, cash was provided by liquidating assets in discontinued operations of $7.2 million while in fiscal 1998, cash of $1.4 million was used to liquidate certain obligations remaining related to discontinued operations. It is expected that the Company will continue to use cash to fund these remaining obligations totaling approximately $10 million through calendar 2000.

Cash flows provided by (used in) financing activities increased from $7.0 million used in financing activities in fiscal 1997 to cash flows provided by financing activities in fiscal 1998 of $4.0 million. On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net proceeds therefrom of approximately $130.3 million.
In addition, the Company's former Chief Executive Officer exercised stock options for which the Company received approximately $6.6 million. The total of the proceeds from this offering and the exercise of the stock options of approximately $137.0 million has been applied as follows: (i) the Company has retired $80.8 million principal amount of its 11 1/8% Series B Senior Subordinated Notes for $89.5 million (which included contractual and market redemption premiums of $8.7 million), (ii) the Company paid $45.0 million on the term loan portion of the U.S. Senior Credit Facility, and (iii) the remainder of the offering proceeds was applied to accrued interest and to repay revolving credit borrowings under the Senior Credit Facility. Net short-term and long-term bank debt reductions were $0.6 million and $44.6 million, respectively, for the three months ended April 30, 1997. The debt repayment accomplished with the stock offering proceeds substantially improves the Company's liquidity and debt position and will result in an estimated decrease in cash required for interest expense of approximately $12.2 million annually. The revolving credit line portion of the U.S. Senior Credit Facility of $175.0 million remains available to the Company, and the improvement in the Company's liquidity has reduced interest rates and other fees charged under the U.S. Senior Credit Facility.

Management is currently renegotiating the Senior Credit Facility to reflect its improved financial condition as a result of the public offering and anticipates execution of a new worldwide credit facility in June 1997. If the Company is successful in obtaining substantial modifications to the Senior Credit Facility, deferred financing costs ($4.1 million at April 30, 1997) will be written off as an extraordinary loss upon execution of the new agreement.

At April 30, 1997, the Company had working capital of $138.7 million compared to $105.4 million at January 31, 1997, an increase of $33.3 million. Current assets increased by $3.6 million primarily due to an increase in receivables of $7.8 million and an increase in prepaid expenses of $2.7 million, both of which were offset by a net decrease in cash, inventories, and other current assets of $6.9 million. Receivables increased due to a higher sales level in the last part of the quarter. Current liabilities decreased by $29.7 million primarily due to a decrease in current maturities of long-term obligations of $11.0 million, a decrease in accrued liabilities of $23.5 million, and other net increases of $4.8 million.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 1998 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. Effective February 1, 1997, the Company changed its functional currency from the peso to the U.S. dollar for its primary Mexican subsidiary as a result of organization changes resulting in a significant portion of the Mexican subsidiary's operations, cash flow and financing being transacted in U.S. dollars. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD
---------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which will be effective for interim and annual periods ending after December 15, 1997 and changes the computation and disclosure requirements for earnings per share. Had earnings per share been reported under the provisions of SFAS 128 for the three months ended April 30, 1997, basic earnings per share before extraordinary item would have been $.43 per share and earnings per share before extraordinary item assuming dilution would have been $.41 per share. See Note 1E to the consolidated financial statements included elsewhere herein for further discussion of the effects of SFAS 128.

                             SAMSONITE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item I - Legal Proceedings
         -----------------

Reference is made to Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997 which describes litigation, commitments and contingencies.

The Company and certain of its subsidiaries are subject to or are defendants in various other claims and actions arising in the ordinary course of business. While it is not possible to predict the outcome of such other claims or actions, it is management's opinion that, after discussion with counsel, the ultimate disposition of these other claims and actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2 - Changes in Securities
         ---------------------

None.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)      See Exhibit Index.
(b)      Reports on Form 8-K.
         None.

                                   SIGNATURE
                                   ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SAMSONITE CORPORATION
                              (REGISTRANT)



                              BY   /S/ Thomas R. Sandler
                                  -------------------------------------------
                                    Name:  Thomas R. Sandler
                                    Title: Senior Vice President, Chief
                                           Financial Officer, and Treasurer

Date:       June 4, 1997
         ------------------

                               INDEX TO EXHIBITS

EXHIBIT    DESCRIPTION
---------  -----------

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

10.1 Amendment to Employment Agreement, dated May 2, 1997, between the Company and Richard R. Nicolosi.

27         Financial Data Schedule.
___________________

/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).