Form 10-Q
period 1997-07-31
SAMSONITE CORP/FL
filed 1997-09-09
CIK 914478

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

For the quarterly period ended July 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to _____________

Commission File Number: 0-23214
                        -------------

                             SAMSONITE CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                                 36-3511556
- -----------------------                                     -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

11200 East 45th Avenue, Denver, CO                                80239
- ----------------------------------                              ---------
(Address of principal executive offices)                         (Zip Code)

                                (303) 373-2000
                        -------------------------------
             (Registrant's telephone number, including area code)


                          -------------------------------
                   (Former name, if changed since last report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,363,169 shares of common stock, par value $0.01 per share, as of August 29, 1997.

- --------------------------------------------------------------------------------

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------

                                                                                                            Page Number
                                                                                                            -----------
PART I -   FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets as of July 31, 1997
           and January 31, 1997.....................................................................              1

           Unaudited Consolidated Statements of Operations for the three months
           ended July 31, 1997 and 1996.............................................................              3

           Unaudited Consolidated Statements of Operations for the six months
           ended July 31, 1997 and 1996.............................................................              4

           Unaudited Consolidated Statement of Stockholders' Equity
           for the six months ended July 31, 1997...................................................              5

           Unaudited Consolidated Statements of Cash Flows for the six months
           ended July 31, 1997 and 1996.............................................................              6

           Notes to Unaudited Consolidated Financial Statements.....................................              8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................................             14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Not Applicable..............



PART II -  OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings........................................................................             24

Item 2.    Changes in Securities....................................................................             24

Item 3.    Defaults Upon Senior Securities..........................................................             24

Item 4.    Submission of Matters to a Vote of Security Holders......................................             24

Item 5.    Other Information........................................................................             24

Item 6.    Exhibits and Reports on Form 8-K.........................................................             24

Signature      .....................................................................................             25

Index to Exhibits...................................................................................             26

PART I - FINANCIAL INFORMATION
- ------------------------------


                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                   as of July 31, 1997 and January 31, 1997
                                (In thousands)


                                                                                               July 31,     January 31,
                                                                                                   1997            1997
Assets                                                                                         --------     -----------
- ------
Current assets:


    Cash and cash equivalents.........................................................       $   7,360           9,343
    Trade receivables, net of allowances for doubtful accounts                                 100,040          83,276
       of $8,463 and $7,431...........................................................
    Notes and other receivables.......................................................           6,064           9,045
    Inventories (Note 2)..............................................................         144,329         135,071
    Deferred income tax assets........................................................          35,908          36,365
    Prepaid expenses and other current assets.........................................          15,235          13,012
    Assets held for sale..............................................................          10,752           9,002
                                                                                            ----------      ----------
       Total current assets...........................................................         319,688         295,114

Investments in affiliates.............................................................           2,809           2,989

Property, plant and equipment, net (Note 3)...........................................         140,505         143,959

Intangible assets, less accumulated amortization of $206,553 and                               124,210         127,655
    $203,039 (Note 4).................................................................

Other assets and long-term receivables, net of allowances
    for doubtful accounts of $5,556 and $5,556........................................          17,266          22,941
                                                                                            ----------      ----------
                                                                                              $604,478         592,658
                                                                                            ==========      ==========

                                                                 (Continued)

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                   as of July 31, 1997 and January 31, 1997
                (In thousands, except share and per share data)

                                                                                                  July 31,      January 31,
Liabilities and Stockholders' Equity                                                                  1997             1997
- ------------------------------------                                                              --------      -----------
Current liabilities:
    Short-term debt (Note 5)...............................................................      $    3,829            2,095
    Current installments of long-term obligations (Note 5).................................           6,669           22,862
    Accounts payable ......................................................................          59,547           46,777
    Accrued and other current liabilities..................................................          73,389          117,985
                                                                                                 ----------        ---------
       Total current liabilities...........................................................         143,434          189,719

Long-term obligations, less current installments (Note 5)..................................         166,106          267,755
Deferred income tax liabilities............................................................          30,269           30,921
Other noncurrent liabilities...............................................................          71,155           75,125
                                                                                                 ----------        ---------

       Total liabilities...................................................................         410,964          563,520
                                                                                                 ----------        ---------
Minority interests in consolidated subsidiaries............................................           5,824            4,140

Stockholders' equity (Notes 7 and 8):
    Preferred stock ($.01 par value; 2,000,000 shares authorized;
       no shares issued)...................................................................              --               --
    Common stock ($.01 par value; 60,000,000 shares authorized;
       20,362,049 and 16,033,833 shares issued and
       outstanding, respectively)..........................................................             204              160
    Additional paid-in capital.............................................................         418,725          266,752
    Accumulated deficit....................................................................        (216,703)        (235,870)
    Foreign currency translation adjustment................................................         (14,103)          (5,337)
    Unearned compensation - restricted shares..............................................            (433)            (707)
                                                                                                 ----------        ---------
       Total stockholders' equity..........................................................         187,690           24,998
                                                                                                 ----------        ---------
Commitments and contingencies (Note 1C)
                                                                                                 $  604,478          592,658
                                                                                                 ==========        =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations
               for the three months ended July 31, 1997 and 1996
                     (In thousands, except per share data)

                                                                                           Three Months Ended July 31,
                                                                                           ---------------------------
                                                                                             1997              1996
                                                                                             ----              ----
Net sales (Note 1F)...............................................................         $179,545             179,440
Cost of goods sold (Note 3) ......................................................          101,317             110,748
                                                                                            -------             -------
    Gross profit..................................................................           78,228              68,692
Selling, general and administrative expenses (Notes 1G and 3) ....................           57,179              57,986
Amortization of intangible assets (Note 4) .......................................            1,830              11,407
                                                                                            -------             -------
    Operating income (loss).......................................................           19,219                (701)

Other income (expense):
    Interest income ..............................................................              138                 257
    Interest expense and amortization of debt issue costs.........................           (4,898)             (8,924)
    Other - net (Note 6)..........................................................            8,970               4,740
                                                                                            -------             -------
    Income (loss) before income taxes, minority interest
       and extraordinary item ....................................................           23,429              (4,628)

Income tax expense................................................................           (3,242)             (1,403)
Minority interest in earnings of subsidiaries.....................................              104                (152)
                                                                                            -------             -------
    Income (loss) before extraordinary item.......................................           20,291              (6,183)
Extraordinary item - loss on extinguishment of debt,
    net of income tax benefit of $1,289 (Note 5)..................................           (2,990)                 --
                                                                                            -------             -------

    Net income (loss).............................................................         $ 17,301              (6,183)
                                                                                            =======             =======

    Net income (loss) per share - primary and fully diluted (Note 1E):
       Income (loss) before extraordinary item....................................         $    .96                (.39)
       Extraordinary loss.........................................................            (0.14)                 --
                                                                                            -------             -------
           Net income (loss)......................................................         $    .82                (.39)
                                                                                            =======             =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations for the six months ended July 31, 1997 and 1996
                     (In thousands, except per share data)

                                                                                           Six Months Ended July 31,
                                                                                           -------------------------
                                                                                           1997                1996
                                                                                           ----                ----
Net sales (Note 1F)............................................................          $349,106             349,307
Cost of goods sold (Note 3)....................................................           200,610             211,950
                                                                                         --------             -------
    Gross profit...............................................................           148,496             137,357

Selling, general and administrative expenses (Notes 1G and 3)..................           111,234             111,391
Amortization of intangible assets (Note 4).....................................             3,654              27,405
                                                                                         --------             -------
    Operating income (loss)....................................................            33,608              (1,439)

Other income (expense):
    Interest income............................................................               603                 799
    Interest expense and amortization of debt issue costs......................           (11,105)            (18,034)
    Other - net (Note 6).......................................................            15,869               6,532
                                                                                         --------             -------
    Income (loss) before income taxes, minority interest and
       extraordinary item......................................................            38,975             (12,142)

Income tax expense.............................................................           (10,071)             (4,400)
Minority interest in earnings of subsidiaries..................................              (114)               (443)
                                                                                         --------             -------
    Income (loss) before extraordinary item....................................            28,790             (16,985)
Extraordinary item - loss on extinguishments of debt, net of
    income tax benefit of $5,898 (Note 5)......................................            (9,623)                 --
                                                                                         --------             -------
    Net income (loss)..........................................................        $   19,167             (16,985)
                                                                                       ==========             =======

Net income (loss) per share - primary and fully diluted (Note 1E):
    Income (loss) before extraordinary item....................................        $     1.38               (1.07)
    Extraordinary loss.........................................................             (0.46)                 --
                                                                                       ----------             -------
    Net income (loss)..........................................................        $      .92               (1.07)
                                                                                       ==========             =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

           Unaudited Consolidated Statement of Stockholders' Equity
                    for the six months ended July 31, 1997
                     (In thousands, except share amounts)

                                                                                                    Foreign            Unearned
                                                                Additional                          Currency         Compensation-
                                   Preferred        Common        Paid-In        Accumulated      Translation         Restricted
                                     Stock          Stock         Capital          Deficit         Adjustment           Shares
                                     -----          -----         -------          -------         ----------           ------
Balance, February 1, 1997            $ --              160        266,752         (235,870)         (5,337)              (707)

Issuance of 3,300,000 shares
of common stock in public
offering, net of offering
costs and underwriting
discount of $8,303 (Note 8)           --                33        130,211                --              --                 --

Issuance of 1,813 shares to
directors for services                --                --             87                --              --                 --

Amortization of restricted
stock award to compensation
expense                               --                --             --                --              --                274

Compensation expense accrued
for stock bonus awards (Note 7)       --                --            355                --              --                 --

Exercise of employee stock
options and related income tax
benefits, net of shares
exchanged (Notes 7 and 8)             --                11         21,320                --              --                 --

Foreign currency translation
adjustment                            --                --             --                --         (8,766)                 --

Net income                            --                --             --            19,167              --                 --
                                    -----             ----        -------          --------         -------               ----
Balance, July 31, 1997              $ --               204        418,725          (216,703)        (14,103)              (433)
                                    =====             ====        =======          ========         =======               ====


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows for the six months ended July 31, 1997 and 1996
                                (In thousands)

                                                                                           Six Months Ended July 31,
                                                                                           -------------------------
                                                                                            1997               1996
                                                                                            ----               ----
Cash flows provided by (used in) operating activities:
    Net income (loss)..........................................................         $  19,167             (16,985)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
       Loss on extinguishments of debt.........................................             9,623                  --
       Depreciation and amortization of property,
           plant and equipment.................................................            10,601              10,651
       Amortization of intangible assets.......................................             3,654              27,405
       Amortization of debt issue costs........................................               813                 967
       Provision for doubtful accounts.........................................             1,552                 469
       Amortization of stock awards and stock issued for services..............               716                 262
       Adjustment of allowances for factored receivables from
           previous operations.................................................            (1,458)                 --

       Changes in operating assets and liabilities:
           Trade and other receivables.........................................           (14,902)            (14,916)
           Inventories.........................................................            (9,258)            (13,437)
           Prepaid expenses and other current assets...........................            (2,223)               (224)
           Accounts payable....................................................            12,770               7,805
           Accrued liabilities.................................................           (24,591)            (11,604)
    Other adjustments - net....................................................            (1,992)              3,202
                                                                                        ---------             -------

    Net cash provided by (used in) operating activities .......................         $   4,472              (6,405)
                                                                                        ---------             -------

                                                                     (Continued)


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows for the six months ended July 31, 1997 and 1996
                                (In thousands)

                                                                                               Six Months Ended July 31,
                                                                                               -------------------------
                                                                                                 1997              1996
                                                                                                 ----              ----
Cash flows provided by (used in) investing activities:
    Purchases of property, plant and equipment...................................            $  (16,435)          (11,890)
    Net cash received from (used in) previous operations.........................                (3,671)            5,811
    Other........................................................................                   681               663
                                                                                             ----------          --------
       Net cash used in investing activities.....................................               (19,425)           (5,416)
                                                                                             ----------          --------
Cash flows provided by (used in) financing activities:
    Proceeds from public stock offering, net of offering costs...................               130,244                --
    Proceeds from exercise of employee stock options and
       sale of stock to officer..................................................                 7,419             1,004
    Retirement of subordinated notes.............................................               (80,800)               --
    Early retirement premiums and penalties on subordinated
       notes and senior credit facility..........................................                (8,974)               --
    Net borrowings (payments) of short-term debt.................................                 2,041            (1,978)
    Net borrowings (payments) of long-term debt and
       capital lease obligations.................................................               (32,176)            8,157
    Other, net...................................................................                 1,940             1,124
                                                                                             ----------          --------
       Net cash provided by financing activities.................................                19,694             8,307
                                                                                             ----------          --------

Effect of exchange rate changes on cash and cash equivalents.....................                (6,724)           (2,298)
                                                                                             ----------          --------
       Net decrease in cash and cash equivalents.................................                (1,983)           (5,812)

Cash and cash equivalents, beginning of period ..................................                 9,343            15,179
                                                                                             ----------          --------

Cash and cash equivalents, end of period.........................................            $    7,360             9,367
                                                                                             ==========          ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest ....................................            $   11,315            15,880
                                                                                             ==========          ========
    Cash paid during the period for income taxes, net............................            $    2,576             5,101
                                                                                             ==========          ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


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

       The Restructuring has been accounted for pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and that a new reporting entity be created. On June 30, 1993, for accounting purposes, the Plan was consummated and SOP 90-7 was adopted. The consolidated financial statements include the ongoing impact of fresh-start reporting. The most significant fresh start adjustments related to recording Reorganization Value in Excess of Identifiable Assets, which has been fully amortized. In addition, the Company recorded fresh start adjustments to reflect tradenames, licenses, patents and other intangibles at their fair values.

C.     Interim Financial Statements
       ----------------------------

       The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 1997 and results of operations for the three-month and six-month periods ended July 31, 1997 and 1996. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)


E.     Per Share Data
       --------------

       Income per share for the three-month and six-month periods ended July 31, 1997 is calculated by dividing income by the weighted average number of shares of 20,357,000 and 20,103,000, respectively, adjusted for the potentially dilutive effect of stock options and awards of 800,000 and 821,000, respectively. Primary and fully diluted amounts were the same for the three-month and six-month periods ended July 31, 1997. Loss per share for the three-month and six-month periods ended July 31, 1996 was calculated based on the weighted average number of shares outstanding of 15,959,000 and 15,925,000, respectively. Because of the loss, the effect of stock options and awards is antidultive.

       Effective for interim and annual periods ending after December 15, 1997, earnings per share will be computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS 128"). SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of options, warrants, and their equivalents is calculated using the treasury stock method.

       Following is a reconciliation of pro forma basic and diluted earnings per share for the three months ended July 31, 1997 as if the provisions of SFAS 128 were effective for such period:

                                                                                                          Pro Forma Per
        Basic Earnings per Share                                        Income             Shares         Share Amount
        ------------------------                                        ------             ------         ------------
        Income before extraordinary item                              $20,291,000         20,357,000          $1.00
                                                                                                              =====
        Added dilutive effect of stock options and awards                                    800,000

        Earnings per Share-Assuming Dilution
        ------------------------------------                          -----------         ----------

        Income before extraordinary item available to common
        stockholders and shares including assumed conversions         $20,291,000         21,157,000           $.96
                                                                      ===========         ==========           ====

F.     Royalty Revenues
       ----------------

       The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $8,578,000 and $11,993,000 for the six months ended July 31, 1997 and 1996, respectively, and $3,815,000 and $3,664,000 for the three months ended July 31, 1997 and 1996, respectively. Included in royalties for the six months ended July 31, 1996 is $4.0 million from the sale of apparel tradename licenses in certain Asian countries.

G.     Restructuring Reserves
       ----------------------

       During the six months ended July 31, 1997, the Company had charges for cash expenditures of approximately $1,800,000 against its restructuring reserves. Also, a $600,000 reversal of excess restructuring reserves was recorded in selling, general and administrative expenses. See Note 3 to the consolidated financial statements in the 1997 Form 10-K for a description of the reserves.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)

2.     Inventories


       Inventories consisted of the following:

                                                                                         July 31,          January 31,
                                                                                           1997               1997
                                                                                        ---------          ----------
                                                                                                (In thousands)
             Raw Materials.......................................................       $  37,188              38,532
             Work in Process.....................................................          11,951              10,842
             Finished Goods......................................................          95,190              85,697
                                                                                        ---------           ---------

                                                                                         $144,329             135,071
                                                                                         ========             =======


3.     Property, Plant and Equipment

       Property, plant and equipment consisted of the following:

                                                                                         July 31,          January 31,
                                                                                           1997               1997
                                                                                        ---------          ----------
                                                                                                (In thousands)
             Land................................................................       $  12,436              13,324
             Buildings...........................................................          57,800              62,561
             Machinery, equipment and other......................................         127,761             121,875
                                                                                        ---------           ---------
                                                                                          197,997             197,760
             Less accumulated amortization and depreciation......................         (57,492)            (53,801)
                                                                                        ---------           ---------
                                                                                        $ 140,505             143,959
                                                                                        =========           =========




       Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following (in thousands):


                                                                Three Months Ended July 31,      Six Months Ended July 31,
                                                                ---------------------------      -------------------------
                                                                   1997             1996            1997           1996
                                                                   ----             ----            ----           ----
                                                                                      (In thousands)
          "Fresh Start" Depreciation in                           $ 586              724           1,271          1,461
              Cost of Goods Sold......................
          "Fresh Start" Depreciation in Selling,
              General and Administrative Expenses....               130              162             281            325
                                                                  -----            -----           -----          -----
          Total "Fresh Start" Depreciation............            $ 716              886           1,552          1,786
                                                                  =====            =====           =====          =====

       Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

4.     Intangible Assets


       Intangible assets, net of accumulated amortization, consisted of the following:

                                                                                              July 31,         January 31,
                                                                                               1997               1997
                                                                                               ----               ----
                                                                                                    (In thousands)
           Trademarks...............................................................         $113,982           115,838
           Licenses, Patents and Other..............................................           10,228            11,817
                                                                                             --------          --------
                                                                                             $124,210           127,655
                                                                                             ========          ========


                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)



       Amortization of intangible assets, including amortization related to the adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7, consisted of the following (in thousands):



                                                             Three Months Ended July 31,       Six Months Ended July 31,
                                                             ---------------------------       -------------------------
                                                                  1997            1996            1997            1996
                                                                  ----            ----            ----            ----
                                                                                      (In thousands)
          "Fresh Start" Amortization:
              Amortization of Reorganization Value in
              Excess of Identifiable Assets...........       $       --           9,179              --          22,947
              Amortization of Tradenames,
                 Licenses and Patents.................            1,606           1,994           3,213           3,988
                                                             ----------       ---------       ---------       ---------
                                                                  1,606          11,173           3,213          26,935
          Other.......................................              224             234             441             470
                                                             ----------       ---------       ---------       ---------
                                                             $    1,830          11,407           3,654          27,405
                                                             ==========       =========       =========       =========

        "Fresh Start" amortization represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. The reorganization value in excess of identifiable assets was amortized over a three-year period which ended June 1996; licenses, patents and other are amortized over a period ranging from one to twenty-three years, and tradenames are amortized primarily over a period of forty years.



5.     Long-Term Obligations

       Long-term obligations consisted of the following:



                                                                                         July 31,              January 31,
                                                                                           1997                   1997
                                                                                           ----                   ----
                                                                                                  (In thousands)
               Series B Senior Subordinated Notes (a)...................                 $109,200                190,000
               Senior Credit Facility (b)...............................                   38,343                 50,000
               Capital lease obligations................................                    4,379                  5,091
               Other (c)................................................                   24,682                 47,621
                                                                                         --------               --------
                  Total obligations.....................................                  176,604                292,712

               Less short-term debt and current installments of
                  long-term obligations.................................                  (10,498)               (24,957)
                                                                                         --------               --------
                                                                                         $166,106                267,755
                                                                                         ========               ========


       (a) The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005. During the six months ended July 31, 1997, the Company retired $80,800,000 principal amount of subordinated notes out of the proceeds from the public offering of common stock (see Note 8). Redemption premiums totaling $8,684,000 were paid in connection with the retirement of the notes. The redemption premiums and the write-off of $2,558,000 of deferred financing costs related to the subordinated notes are classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the six months ended July 31, 1997.


       (b) Effective June 12, 1997, the Company renegotiated its Senior Credit Facility and entered into an amended and restated Senior Credit Facility agreement. The new agreement provides for a $200.0 million revolving credit facility ("Revolving Credit Facility A") due June 12, 2002 and a $50.0 million revolving credit facility ("Revolving Credit Facility B") due June 11, 1998. The Revolving Credit Facility A is a multicurrency facility which allows for loans of $140.0 million in U.S. dollars and $60.0 million in various European currencies.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)


       The following amounts were outstanding at July 31, 1997 under the Senior Credit Facility:

       Revolving Credit Facility A
          Borrowings                  $38.3 million
          Letters of Credit           $10.3 million
       Revolving Credit Facility B    $ --

       The Senior Credit Facility is secured by 66% of the stock of the Company's principal foreign subsidiaries. The agreement contains financial covenants requiring the Company to maintain certain financial ratios and minimum stockholders' equity. The agreement also contains covenants which limit the incurrance of additional indebtedness, the payment of dividends, the disposition of assets, and other restrictions. The agreement generally allows the Company to pay dividends not to exceed 30% of its net income.

       As a result of entering into the amended and restated Senior Credit Facility, which has significantly different terms and conditions than the previous facility, the Company charged to expense the balance of deferred financing costs relating to the previous facility totaling $3,989,000 and paid prepayment penalties of $290,000. The charge is recorded as an extraordinary item in the three months and six months ended July 31, 1997, net of tax effects, in the accompanying statements of operations.

(c) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $20.7 million and a $4.0 secured financing arrangement with a foreign bank. Included in letters of credit outstanding is a $3.0 million standby letter of credit issued to secure certain debt of foreign subsidiaries.

6.   Other Income (Expense) - Net

     Other income (expense) - net consisted of the following:



                                                                Three Months Ended July 31,      Six Months Ended July 31,
                                                                ---------------------------      -------------------------
                                                                   1997            1996            1997           1996
                                                                   ----            ----            ----           ----
                                                                                      (In thousands)
     Foreign currency transaction income (a)............          $1,918             652          5,195           2,107
     Rental income......................................             544             493          1,066             887
     Favorable settlement of claims (b).................              --           3,802          2,128           3,802
     Adjustment of allowances for factored
          receivables from previous operations (c)......              --              --          1,458              --
     Adjustment of contingent tax accrual (d)...........           7,700              --          7,700              --
     Pension expense for pension plans
          assumed (e)...................................            (350)             --           (350)             --
     Other..............................................            (842)           (207)        (1,328)           (264)
                                                                  ------           -----         ------           -----
                                                                  $8,970           4,740         15,869           6,532
                                                                  ======           =====         ======           =====


   (a) Foreign currency transaction income for the six months ended July 31, 1997 includes approximately $2.8 million of unrealized exchange gains related to open forward exchange contracts entered into to reduce foreign exposure to currency fluctuations on certain foreign operations.

   (b) Other income for the six months ended July 31, 1997 and 1996 of $2,128,000 and $3,802,000, respectively, resulted from the favorable settlement of certain of the claims against the Company described in
          Note 13 to the consolidated financial statements in the 1997 Form 10-K under Contingent Liability with Respect to the Old Notes.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)


    (c) During the six months ended July 31, 1997, the Company recorded other income of $1,458,000 for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the settlement of the receivables for which such allowances were established.

    (d) During the three months ended July 31, 1997, certain contingencies related to tax matters arising prior to and accrued in conjunction with the Restructuring were resolved; as a result, the Company reduced the related accrual by $7,700,000. The resolution of such matters did not result in any cash payment or additional liability for taxes.

    (e) As described in Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997 under Contingent Pension Liabilities, the Company was contingently liable for the unfunded benefits of two pension plans ("the Plans") which were part of a "controlled group" (as defined by the Employee Retirement Income Security Act of 1974) of companies, of which the Company was a part prior to the reorganization of the Company in 1993. Effective August 1, 1997, the Company assumed sponsorship of the Plans and intends to merge the Plans with an existing Company pension plan. The Company had previously accrued $26.6 million for the actuarially determined pension liability related to the Plans. Other expense for the three months ended July 31, 1997 includes $0.3 million of periodic pension expense related to the Plans representing the accretion of interest cost, net of asset returns and amortization of actuarial gains.

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

     At July 31, 1997, the Company had outstanding options for a total of 2,177,082 shares at options prices ranging from $10.875 to $47.875 per share. Options for 328,898 shares were exercisable at July 31, 1997. Options for 62,185 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $12.57 per share during the six months ended July 31, 1997.

     The Company has granted stock bonuses for a total of 116,667 shares to certain officers payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The Company is recognizing compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the three year vesting period.

8.   Public Stock Offering

     On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net proceeds therefrom of approximately $130.2 million. In addition, the former CEO exercised options for 1,853,668 common shares and sold these shares in the public offering. The Company received approximately $6.6 million in cash from the exercise of these options. The total of the proceeds from the offering and the exercise of the stock options of approximately $136.8 million has been applied as follows: (i) $89.5 million to redeem and purchase in the market $80.8 million principal amount of Series B Notes, including $8.7 million for early redemption and market premiums (see Note 5), (ii) $45.0 million to repay amounts outstanding on the term loan under the previous Senior Credit Facility, and (iii) the remainder of the offering proceeds was applied to accrued interest and to repay revolving credit borrowings under the previous Senior Credit Facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Three Months Ended July 31, 1997 ("fiscal 1998" or "current year") Compared to Three Months Ended July 31, 1996 ("fiscal 1997" or "prior year")

General. The Company analyzes its net sales and operations by the following categories: (1) "European operations" which consist of its European manufacturing and distribution operations whose reporting currency is the Belgian franc, (2) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Mexico, Canada, Latin America and (3) "International operations" which include the sales, manufacturing and distribution operations in Singapore, India, China; exports to the Far East and Middle East; and global licensing operations.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1998 and fiscal 1997 at average rates of approximately 35.33 and 31.21 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 11.7% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1998 compared to fiscal 1997. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income (expense). During fiscal 1998, the Company recorded net gains from such instruments of $1.9 million; during fiscal 1997, the Company recorded net gains on such instruments of $0.7 million.

Net Sales. Consolidated net sales were $179.4 million in fiscal 1997 and $179.5 million in fiscal 1998, an increase of $0.1 million. Fiscal 1998 sales were adversely affected by the large decrease in the value of the Belgian franc relative to the U.S. dollar in fiscal 1998. Adjusted for the effect of the exchange rate difference, fiscal 1998 sales increased by $8.6 million or approximately 5%.

Sales from European operations decreased from $67.0 million in fiscal 1997 to $64.8 million in fiscal 1998, a decrease of $2.2 million. Expressed in Belgian francs, fiscal 1998 sales increased by 9.5%, or the U.S. constant dollar equivalent of $6.4 million from fiscal 1997; however, the increase was more than offset by a $8.6 million exchange rate difference. Sales of hardside products were 2% above the prior year while softside product sales increased by approximately 22%. The economies in Germany and France remained weak in the second quarter and the sales increases are attributable primarily to markets in the remainder of Western Europe and expansion into Eastern European markets.

Sales from the Americas operations increased from $102.1 million in fiscal 1997 to $107.0 million in fiscal 1998, an increase of $4.9 million or 4.8%. The increase was largely due to an increase in U.S. retail sales of $9.0 million or 48% from the prior year. The increase in retail sales is due to an increase in both the number of stores and comparable store sales. Comparable store sales increased by 17.6% from fiscal 1997. Management believes that comparable store sales have increased due to better marketing efforts and improved brand and product line availability in the retail stores. While in the prior year the retail stores carried primarily American Tourister products, the stores now also carry Samsonite products. U.S. wholesale sales decreased by $3.2 million from fiscal 1997, or approximately 4.4%. U.S. wholesale sales were adversely affected by manufacturing problems and delays in new product introductions. Hardside sales were less than the prior year by approximately 11% while softside sales were less than the prior year by approximately 3%. Sales from other Americas operations, including Mexico, Canada and Latin America, were less than the prior year by an aggregate of $0.9 million, primarily because of a decrease in Canadian sales.

Sales from International operations decreased from $10.0 million in fiscal 1997 to $7.4 million in fiscal 1998, a decrease of $2.6 million. The decrease is due primarily to lower revenues from sales in the Far East and Middle East due to the transitioning of responsibility to service the Middle East from the Americas division to the Europe division and distributor transitions in Hong Kong and Korea.

Gross profit. Consolidated gross profit for fiscal 1998 increased from fiscal 1997 by $9.5 million. Gross margin increased by 5.3 percentage points, from 38.3% in fiscal 1997 to 43.6% in fiscal 1998.

Gross margins from European operations increased by 2.2 percentage points, from 39.7% in fiscal 1997 to 41.9% in fiscal 1998. The improvement is due to price increases in selected product lines, lower costs from standardized global production sources, and overhead savings from restructuring certain manufacturing operations.

Gross margins for the Americas increased from 36.9% in fiscal 1997 to 44.3% in fiscal 1998. The primary causes of the improvement from the prior year were an increase in U.S. wholesale margins from 34.6% to 43.4%, which resulted primarily from price increases; product cost improvements from global sourcing and product design improvements, and a greater mix of higher margin retail sales versus wholesale sales; and overhead savings from restructuring certain manufacturing operations.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A decreased by $0.8 million from fiscal 1997 to fiscal 1998. As a percent of sales, SG&A was 31.8% in fiscal 1998 and 32.3% in fiscal 1997.

SG&A for European operations decreased by $2.4 million from fiscal 1997 to fiscal 1998. The exchange rate difference caused SG&A to decrease by $2.1 million. The remaining decrease of $0.3 million was due primarily to net decreases in various expenses including provision for doubtful accounts, meetings and travel, and advertising.

SG&A for the Americas operations increased by $1.4 million in fiscal 1998 compared to fiscal 1997. The components of this increase are as follows: SG&A for U.S. wholesale operations was comparable to the prior year, decreasing by $0.1 million in fiscal 1998 compared to fiscal 1997; SG&A for U.S. retail operations increased by $2.9 million; and SG&A for the other Americas operations and corporate headquarters expenses were down by $1.4 million from fiscal 1997.

The increase in SG&A of $2.9 million for U.S. retail operations is due to the increase in sales volume and number of retail stores; as a percent of retail sales, retail SG&A decreased from 45% in fiscal 1997 to 41% in fiscal 1998.

The decrease in SG&A for other Americas operations, including corporate headquarters, of $1.4 million from the prior year was primarily due to severance costs incurred in the prior year and the effect of the change in the management and corporate overhead structure compared to the prior year.

SG&A for International operations was comparable to the prior year, increasing by $0.2 million.

Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

Reorganization value in excess of identifiable assets became fully amortized as of June 30, 1996, which generally accounts for the decrease in amortization of intangible assets from $11.4 million in fiscal 1997 to $1.8 million in fiscal 1998.

Operating income (loss). Operating results improved from a loss in fiscal 1997 of $0.7 million to income in fiscal 1998 of $19.2 million, an increase of $19.9 million. This increase is a result of improved margins which increased gross profit by $9.5 million from last year, the decrease in amortization of intangibles of $9.6 million, and the decrease in SG&A of $0.8 million.

Interest income. Interest income was comparable to fiscal 1997, decreasing by $0.1 million.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $8.9 million in fiscal 1997 to $4.9 million in fiscal 1998. The decrease was caused primarily by retirement of indebtedness out of the proceeds of a public stock offering completed in the first quarter of fiscal 1998 and a lower interest rate on borrowings under the senior credit facility which was refinanced in June 1997. See Notes 5 and 8 to the consolidated financial statements included elsewhere herein.

Other, net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense).

The Company enters into forward exchange contracts to hedge its exposures to fluctuations in exchange rates. Other income for fiscal 1998 includes income from foreign currency transactions of $1.9 million. In fiscal 1997, such transactions resulted in income of $0.7 million. The income recorded for the three months ended July 31, 1997 results primarily from forward exchange contracts selling forward the Belgian franc, which has declined significantly against the U.S. dollar since the contracts were executed.

Other income for fiscal 1998 also includes an adjustment for $7.7 million to reduce the accrual for certain tax contingencies established in conjunction with the Restructuring. The adjustment was made upon the resolution of these contingencies. The resolution did not result in any cash payment or additional liability for taxes.

As described in Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997 under Contingent Pension Liabilities, the Company was contingently liable for the unfunded benefits of two pension plans ("the Plans") which were part of a "controlled group" (as defined by the Employee Retirement Income Security Act of
1974) of companies, of which the Company was a part prior to the reorganization of the Company in 1993. Effective August 1, 1997, the Company assumed sponsorship of the Plans and intends to merge the Plans with an existing Company pension plan. The Company had previously accrued $26.6 million for the actuarially determined pension liability related to the Plans. Other expense for the three months ended July 31, 1997 includes $0.3 million of periodic pension expense related to the Plans representing the accretion of interest cost, net of asset returns and amortization of actuarial gains.

Income taxes. Income tax expense increased from $1.4 million in fiscal 1997 to $3.2 million in fiscal 1998. The increase in tax expense is due primarily to higher consolidated pretax earnings in fiscal 1998. The difference between expected income tax expense or benefit, computed by applying the U.S. statutory rate to pretax income (loss), and income tax expense recognized, results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, (iii) nontaxable liability adjustments, and (iv) state and local income taxes. Income tax expense was reduced by approximately $1.8 million for the effect of the implementation of a foreign tax planning strategy.

Extraordinary loss. The extraordinary loss for the three months ended July 31, 1997 resulted from the write off of the balance of deferred financing costs related to the previous bank credit facility, net of tax effects. The previous facility was refinanced under a new senior credit facility agreement effective June 12, 1997. The new facility has lower interest rates, lower annual fees, and less restrictive covenants than the previous facility, reflecting the Company's improved credit worthiness as a result of the public stock offering. See Note 5 to the consolidated financial statements included elsewhere herein.

Net income (loss). The Company had a net loss in fiscal 1997 of $6.2 million and net income in fiscal 1998 of $17.3 million. The increase in the net income from the prior year of $23.5 million is caused by the effect of the increases in operating income and other income and the decrease in interest expense, offset by the increase in income tax expense and extraordinary loss.

Effects of Reorganization and Restructuring on Results of Operations. As described in Note 1B to the consolidated financial statements included elsewhere herein, the results of operations include the ongoing effects of fresh-start reporting. The effects of fresh-start reporting on operating income (loss) are as follows:


                                                                                             Three Months Ended July 31,
                                                                                          ---------------------------------
                                                                                             1997                    1996
                                                                                             ----                    ----
                                                                                                    (In thousands)
Operating income (loss)..........................................................           $19,219                   (701)
Fresh Start Amortization and Depreciation........................................             2,322                 12,059
                                                                                             ------                 ------
Operating income before Fresh Start Amortization
     and Depreciation............................................................           $21,541                 11,358
                                                                                             ======                 ======

The impact of the Fresh Start amortization and depreciation on net income (loss) and net income (loss) per share are summarized as follows:


                                                                                         Three Months Ended July 31,
                                                                                  -------------------------------------------
                                                                                        1997                     1996
                                                                                        ----                     ----
                                                                                    (In thousands except per share amounts)
Fresh Start Amortization and Depreciation................................               $2,322                   12,059
Tax Benefit..............................................................                 (882)                  (1,181)
                                                                                         -----                   ------
After Tax Impact on Net Income (Loss)....................................                1,440                   10,878
                                                                                         =====                   ======
Impact on Net Income (Loss) Per Share....................................               $  .07                      .67
                                                                                         =====                   ======

Six Months Ended July 31, 1997 ("fiscal 1998" or "current year") Compared to Six Months Ended July 31, 1996 ("fiscal 1997" or "prior year")

General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1998 and fiscal 1997 at average rates of approximately
34.59 and 30.73 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 11.2% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1998 compared to fiscal 1997. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 1998, the Company had net gains from such instruments of $5.2 million; during fiscal 1997, the Company had net gains on such instruments of $2.1 million.

Net Sales. Consolidated net sales decreased from $349.3 million in fiscal 1997 to $349.1 million in fiscal 1998, a decrease of $0.2 million. Fiscal 1998 sales were adversely affected by the large decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 1998 and nonrecurring revenues of $4.0 million from the sale of licenses in the prior year. Adjusted for the effect of the exchange rate difference and the license sale in the prior year, fiscal 1998 sales increased by $20.2 million or approximately 5.8%.

Sales from European operations decreased from $134.3 million in fiscal 1997 to $130.5 million in fiscal 1998, a decrease of $3.8 million. Expressed in Belgian francs, fiscal 1998 sales increased by 9.4%, or the U.S. constant dollar equivalent of $12.6 million from fiscal 1997; however, the increase was more than offset by a $16.4 million exchange rate difference. This increase in sales was achieved despite weak economies in Germany and France and is attributable primarily to strength in the remainder of the Western European countries and expansion into Eastern European markets.

Sales from the Americas operations increased from $189.8 million in fiscal 1997 to $202.3 million in fiscal 1998, an increase of $12.5 million or 6.6%. The increase was largely due to an increase in U.S. retail sales of $15.6 million or 48% from the prior year. Comparable store sales increased by 19.7% from fiscal 1997. U.S. wholesale sales were less than the prior year by $2.4 million or approximately 1.7%. U.S. wholesale sales were negatively affected by manufacturing transition problems and delays in new product introductions. Sales from other Americas operations, including Mexico, Canada and Latin America, were less than the prior year by an aggregate of $0.7 million.

Sales from International operations decreased from $25.2 million in fiscal 1997 to $16.3 million in fiscal 1998, a decrease of $8.9 million. This decrease was due to a $4.0 million nonrecurring sale of licenses in the prior year and lower revenues from sales in the Far East and Middle East due to the transitioning of responsibility to service the Middle East from the Americas division to the Europe division and distributor transitions in Hong Kong and Korea.

Gross profit. Consolidated gross profit for fiscal 1998 increased from fiscal 1997 by $11.1 million. Gross margin increased by 3.9 percentage points, from 38.6% (excluding the effect of $4.0 million from the sale of licenses) in fiscal 1997 to 42.5% in fiscal 1998.

Gross margins from European operations increased by 2.4 percentage points, from 39.3% in fiscal 1997 to 41.7% in fiscal 1998. The improvement is due to price increases in selected product lines and lower costs from standardized global production sources.

Gross margins for the Americas increased 5.5 percentage points from 37.4% in fiscal 1997 to 42.9% in fiscal 1998. U.S. wholesale margins increased from 35.0% to 42.1%, primarily as a result of price increases and product cost improvements from global sourcing and product design improvements. Margins also benefited from a higher mix of retail versus wholesale sales compared to the prior year.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A decreased by $0.2 million from fiscal 1997 to fiscal 1998. As a percent of sales, SG&A was approximately 31.9% in both fiscal years. Excluding nonrecurring revenue of $4.0 million in fiscal 1997, SG&A would have been 32.2% of sales.

SG&A for European operations decreased by $3.5 million from fiscal 1997 to fiscal 1998. The exchange rate difference caused SG&A to decrease by $4.2 million. The remaining increase of $0.7 million was due primarily to higher advertising expenses of $0.4 million to support new product introductions and planned sales growth; increased variable selling expenses of $0.6 million related to higher sales levels; decreased bad debt expense of $0.4 million due to recoveries on specific accounts written off in fiscal 1997; and net increases of $0.1 million in all other SG&A.

SG&A for the Americas operations increased by $3.5 million in fiscal 1998 compared to fiscal 1997. The components of the increase are as follows: SG&A for U.S. wholesale operations increased by $1.2 million in fiscal 1998 compared to fiscal 1997; SG&A for U.S. retail operations increased by $4.4 million; and SG&A for the other Americas operations and corporate headquarters expenses were less than prior year by $2.1 million.

The net increase of $1.2 million in U.S. wholesale SG&A was caused by various factors including increases in the provision for doubtful accounts and sales promotions and incentives, net of various expense decreases including workforce costs and warranty expense.

The increase in SG&A of $4.4 million for U.S. retail operations is due to the increase in sales volume and number of retail stores; as a percent of retail sales, retail SG&A decreased from 50% in fiscal 1997 to 43% in fiscal 1998.

The decrease in SG&A for other Americas operations, including corporate headquarters, of $2.1 million from the prior year was primarily due to severance costs in the prior year and the effect of the change in the management and corporate overhead structure compared to the prior year.

SG&A for International operations was less in fiscal 1998 than fiscal 1997 by approximately $0.2 million primarily due to decreases caused by consolidation and workforce downsizing in export and global licensing operations, net of increases in the emerging market subsidiaries.

Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein.

Reorganization value in excess of identifiable assets became fully amortized as of June 30, 1996, which generally accounts for the decrease in amortization of intangible assets from $27.4 million in fiscal 1997 to $3.7 million in fiscal 1998.

Operating income (loss). Operating results improved from a loss in fiscal 1997 of $1.4 million to income in fiscal 1998 of $33.6 million, an increase of $35.0 million. This increase is a result of improved margins which increased gross profit by $11.1 million from last year, the decrease in amortization of intangibles of $23.7 million, and the decrease in SG&A of $0.2 million.

Interest income. Interest income was comparable to fiscal 1997, decreasing by $0.2 million.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $18.0 million in fiscal 1997 to $11.1 million in fiscal 1998. The decrease was caused primarily by reduction in debt from the proceeds of a public stock offering completed in the first quarter of fiscal 1998 and a lower interest rate on borrowings under the senior credit facility which were refinanced in June 1997. See Notes 5 and 8 to the consolidated financial statements included elsewhere herein.

Other, net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense).

The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. Other income for fiscal 1998 includes income from foreign currency transactions of $5.2 million. In fiscal 1997, such transactions resulted in income of $2.1 million. The income recorded for the six months ended July 31, 1997 results primarily from forward exchange contracts selling forward the Belgian franc which has declined significantly against the U.S. dollar since the contracts were executed. Of the income recorded through July 31, 1997, approximately $2.8 million is unrealized; the ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc. The Company's open forward exchange contracts against the franc have maturity dates extending through January 1998, and against the Japanese yen through July 1998.

Other income for the six months ended July 31, 1997 includes $2.1 million from favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. See Note 6(b) to the consolidated financial statements included elsewhere herein for further discussion of this item.

Other income for the six months ended July 31, 1997 also includes income of approximately $1.5 million for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of the receivables for which the reserves were established.

See the discussion of Results of Operations for the three months ended July 31, 1997 included elsewhere herein for a discussion of other income from the adjustment to the contingent tax accrual and other expense for pension plans assumed.

Income taxes. Income tax expense increased from $4.4 million in fiscal 1997 to $10.1 million in fiscal 1998. The increase in tax expense is due primarily to higher consolidated pretax earnings in fiscal 1998. The difference between expected income tax expense or benefit, computed by applying the U.S. statutory rate to pretax income (loss), and income tax expense recognized, results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, (iii) nontaxable liability adjustments, and (iv) state and local income taxes. Income tax expense was reduced by approximately $1.8 million for the effect of the implementation of a foreign tax planning strategy.

Extraordinary loss. The extraordinary loss of $9.6 million for the six months ended July 31, 1997 resulted from (1) the payment of $8.7 million of redemption premiums and the write-off of deferred financing costs of $2.6 million related to the early retirement of $80.8 million principal amount of the Company's
11 1/8% Series B Senior Subordinated Notes, (2) the payment of $0.3 million early retirement fees and write off of $3.9 million of deferred financing costs related to the refinancing of the previous senior credit facility, (3) and the tax benefit from the aforementioned transactions of $5.9 million. See Note 5 to the consolidated financial statements included elsewhere herein.

Net income (loss). The Company had a net loss in fiscal 1997 of $17.0 million and net income in fiscal 1998 of $19.2 million. The increase in the net income from the prior year of $36.2 million is caused by the effect of the increases in operating income and other income and the decrease in interest expense, offset by the increase in income tax expense and extraordinary loss.

Effects of Reorganization and Restructuring on Results of Operations. As described in Note 1B to the consolidated financial statements included elsewhere herein, the results of operations include the ongoing effects of fresh-start reporting. The effects of fresh-start reporting on operating income (loss) are as follows:


                                                                                              Six Months Ended July 31,
                                                                                         ----------------------------------
                                                                                             1997                    1996
                                                                                             ----                    ----
                                                                                                    (In thousands)
Operating income (loss)..........................................................           $33,608                 (1,439)
Fresh Start Amortization and Depreciation........................................             4,765                 28,721
                                                                                            -------                 ------
Operating income before Fresh Start Amortization
     and Depreciation............................................................           $38,373                 27,282
                                                                                             ======                 ======

The impact of the Fresh Start amortization and depreciation on net income (loss) and net income (loss) per share are summarized as follows:

                                                                                          Six Months Ended July 31,
                                                                                  -------------------------------------------
                                                                                        1997                      1996
                                                                                        ----                      ----
                                                                                    (In thousands except per share amounts)
Fresh Start Amortization and Depreciation................................              $ 4,765                   28,721
Tax Benefit..............................................................               (1,811)                  (2,367)
                                                                                        ------                   ------
After-Tax Impact on Net Income (Loss)....................................              $ 2,954                   26,354
                                                                                        ======                   ======
Impact on Net Income (Loss) Per Share....................................              $   .14                     1.63
                                                                                        ======                   ======

Liquidity and Capital Resources
- -------------------------------

One measure of liquidity is commonly referred to as Operating Cash Flow. Operating Cash Flow is defined as operating income (loss) adjusted for noncash operating expenses, including amortization and depreciation. The Company believes that Operating Cash Flow provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate Operating Cash Flow in a different manner and the Company's presentation of Operating Cash Flow may not be comparable to similar presentations reported by other companies. Operating Cash Flow does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation from or as a substitute for other measures of performance. Operating Cash Flow does not represent funds available for discretionary use by the Company because these funds are required for debt service, capital expenditures to replace fixed assets, and other commitments and contingencies. Operating Cash Flow for the six months ended July 31, 1997 and 1996 was computed as follows:

                                                                                            Six Months Ended July 31,
                                                                                        ---------------------------------
                                                                                            1997                 1996
                                                                                            ----                 ----
                                                                                                 (In thousands)
Operating income (loss).......................................................             $33,608               (1,439)
Fresh start amortization and depreciation.....................................               4,765               28,721
                                                                                            ------               ------
Operating income before fresh start amortization and
   depreciation...............................................................              38,373               27,282
Other amortization and depreciation...........................................               9,490                9,335
                                                                                            ------               ------
Operating Cash Flow...........................................................             $47,863               36,617
                                                                                            ======               ======

Operating Cash Flow increased from $36.6 million in fiscal 1997 to $47.9 million in fiscal 1998, an increase of $11.3 million, primarily as a result of the increase in operating income described under Results of Operations. The Company believes that the current level of Operating Cash Flow is adequate to support borrowings under its existing credit facilities and service the Company's Series B Senior Subordinated Notes and other long term obligations.

Another measure of liquidity is net cash from operating activities, as reflected in the consolidated statements of cash flows included elsewhere herein. Net cash provided by (used in) operating activities of $4.5 million in fiscal 1998 and ($6.4) million in fiscal 1997, reflects net cash from operations of the Company available or used for the Company's liquidity needs, after taking into consideration the substantial costs of doing business not reflected in Operating Cash Flow.

Cash flows provided by operating activities increased by $10.9 million in fiscal 1998 from fiscal 1997. Cash flow used for working capital and other operating assets increased by $2.7 million, while cash flows from net income, adjusted for nonoperating and noncash charges, increased by $13.6 million.

Cash flow used in investing activities increased from $5.4 million in fiscal 1997 to $19.4 million in fiscal 1998. Capital expenditures were $16.4 million in fiscal 1998 compared to $11.9 million in fiscal 1997 because of new warehouse and factory construction in Europe and India in fiscal 1998. In fiscal 1997, cash was provided by liquidating assets in previous operations of $5.8 million while in fiscal 1998, cash of $3.7 million was used to liquidate certain obligations remaining related to previous operations. It is expected that the Company will continue to use cash to fund obligations related to previous operations totaling approximately $8 million through calendar 2000.

Cash flows provided by financing activities increased from $8.3 million in fiscal 1997 to $19.7 million in fiscal 1998. On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net proceeds therefrom of approximately $130.2 million. In addition, the Company's former Chief Executive Officer exercised stock options for which the Company received approximately $6.6 million. The total of the proceeds from the offering and the exercise of the stock options of approximately $136.8 million has been applied as follows: (i) the Company has retired $80.8 million principal amount of its 11 1/8% Series B Senior Subordinated Notes for $89.5 million (which included contractual and market redemption premiums of $8.7 million), (ii) the Company paid $45.0 million on the term loan portion of the previous U.S. Senior Credit Facility, and (iii) the remainder of the offering proceeds was applied to accrued interest and to repay revolving credit borrowings under the previous Senior Credit Facility. Net reductions of bank debt for the six months ended July 31, 1997 were $32.2 million and short-term bank debt increased by $2.0 million. Effective June 12, 1997, the Company refinanced its Senior Credit Facility and entered into an amended and restated Senior Credit Facility agreement. The new agreement provides for a $200.0 million revolving credit facility ("Revolving Credit Facility A") due June 12, 2002 and a $50.0 million revolving credit facility ("Revolving Credit Facility B") due June 11, 1998. Revolving Credit Facility A is a multicurrency facility which allows for loans of $140.0 million in U.S. dollars and $60.0 million in various European currencies. The new Senior Credit Facility has lower interest rates and annual fees than the previous agreement, an extended maturity date, and less restrictive financial covenants.

At July 31, 1997, the Company had working capital of $176.3 million compared to $105.4 million at January 31, 1997, an increase of $70.9 million. Current assets increased by $24.6 million primarily due to an increase in receivables of $13.8 million and an increase in inventories of $9.3 million. Receivables increased due to a higher sales level in the last part of the quarter in the U.S. wholesale business. Inventories are seasonally higher at July 31 than at January 31; in addition, the Company has added new product lines and new stores which contributed to the increase in inventories. Current liabilities decreased by $46.3 million from January 31, 1997 primarily due to a decrease in current maturities of long-term obligations of $16.2 million, a decrease in accrued liabilities of $44.6 million, and other increases in accounts payable and short-term debt totaling $14.5 million.

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

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. Effective February 1, 1997, the Company changed its functional currency from the peso to the U.S. dollar for its primary Mexican subsidiary as a result of organizational changes resulting in a significant portion of the Mexican subsidiary's operations, cash flow and financing being transacted in U.S. dollars. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

Effect of Recently Issued Accounting Standard
- ---------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 Earnings Per share ("SFAS 128") which will be effective for interim and annual periods ending after December 15, 1997 and changes the computation and disclosure requirements for earnings per share. Had earnings per share been reported under the provisions of SFAS 128 for the three months ended July 31, 1997, basic earnings per share before extraordinary item would have been $1.00 per share and earnings per share before extraordinary item assuming dilution would have been $.96 per share. See Note 1E to the consolidated financial statements included elsewhere herein for further discussion of the effects of SFAS 128.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

PART II   OTHER INFORMATION
- ---------------------------

Item I   Legal Proceedings
         -----------------

Reference is made to Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997 which describes litigation, commitments and contingencies. See Note 6 to the consolidated financial statements included elsewhere herein for a description of subsequent events related to certain of the matters described in the aforementioned Note 13.

The Company and certain of its subsidiaries are subject to or are defendants in various other claims and actions arising in the ordinary course of business. While it is not possible to predict the outcome of such other claims or actions, it is management's opinion that, after discussion with legal counsel, the ultimate disposition of these other claims and actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2 - Changes in Securities
         ---------------------

None.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's regular annual meeting of shareholders held on June 26, 1997, the Company's stockholders elected directors and approved one proposal.

R. Theodore Ammon, Robert H. Falk, and Mark H. Rachesky were elected as directors. Voting on directors was as follows: R. Theodore Ammon - 17,381,561 for, 1,090,961 withheld; Robert H. Falk - 18,361,086 for, 111,436 withheld; Mark
H. Rachesky - 18,361,086 for, 111,436 withheld. Other directors whose term of office continued after the meeting are Bernard Attal, Leon D. Black, Richard R. Nicolosi, Robert L. Rosen, Marc J. Rowan and Stephen J. Solarz.

A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company and its subsidiaries for fiscal 1998 was approved (18,457,554 for, against 1,453, and 13,515 abstentions).

Item 5 - Other Information
         -----------------

None.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

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

Date:   September 9, 1997
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

4.3           Specimen of Notes described in the Indenture./2/

10.1          Amended and Restated Multicurrency Revolving Credit Agreement, dated as of
              June 12, 1997, between the Company, Samsonite Europe N.V. and BankBoston, N.A.,
              Generale Bank N.V., Credit Lyonnais New York Branch, and other lending institutions.

27            Financial Data Schedule.

- --------------
/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).

/2/ Incorporated by reference from the Registration Statement on Form S-4
    (Registration No. 33-95642).