Form 10-Q
period 1997-10-31
SAMSONITE CORP/FL
filed 1997-12-03
CIK 914478

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _____________

Commission File Number:   0-23214
                        ---------------

                             SAMSONITE CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                          36-3511556
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

11200 East 45th Avenue, Denver, CO                               80239
----------------------------------                       ----------------
(Address of principal executive offices)                      (Zip Code)

                                 (303) 373-2000
                         --------------------------------
              (Registrant's telephone number, including area code)

                             -----------------------
                   (Former name, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            X  Yes                 No
                           ----                ----
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            X  Yes                 No
                           ----                ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,371,068 shares of common stock, par value $0.01 per share, as of December 2, 1997.

--------------------------------------------------------------------------------

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------

                                                                                                 Page Number
                                                                                                 -----------
PART I -   FINANCIAL INFORMATION
           ---------------------
Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets as of October 31, 1997
           and January 31, 1997...............................................................         1

           Unaudited Consolidated Statements of Operations for the three months
           ended October 31, 1997 and 1996....................................................         3

           Unaudited Consolidated Statements of Operations for the nine months
           ended October 31, 1997 and 1996....................................................         4

           Unaudited Consolidated Statement of Stockholders' Equity
           for the nine months ended October 31, 1997.........................................         5

           Unaudited Consolidated Statements of Cash Flows for the nine months
           ended October 31, 1997 and 1996....................................................         6

           Notes to Unaudited Consolidated Financial Statements...............................         8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................................        16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Not Applicable


PART II -      OTHER INFORMATION
               -----------------


Item 1.    Legal Proceedings..................................................................        28

Item 2.    Changes in Securities..............................................................        28

Item 3.    Defaults Upon Senior Securities....................................................        28

Item 4.    Submission of Matters to a Vote of Security Holders................................        28

Item 5.    Other Information..................................................................        28

Item 6.    Exhibits and Reports on Form 8-K...................................................        28

Signature      ...............................................................................        29

Index to Exhibits.............................................................................        30


PART I - FINANCIAL INFORMATION
------------------------------

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                  as of October 31, 1997 and January 31, 1997
                                (In thousands)




                                                                           October 31,  January 31,
Assets                                                                           1997         1997
------                                                                    -----------  -----------
Current assets:
    Cash and cash equivalents ........................................       $ 15,766        9,343
    Trade receivables, net of allowances for doubtful accounts
       of $9,925 and $7,431 ..........................................        126,818       83,276
    Notes and other receivables ......................................         12,853        9,045
    Inventories (Note 2) .............................................        153,864      135,071
    Deferred income tax assets .......................................         31,773       36,365
    Prepaid expenses and other current assets ........................         14,448       13,012
    Assets held for sale .............................................         11,644        9,002
                                                                             --------     --------

       Total current assets ..........................................        367,166      295,114

Investments in affiliates ............................................          2,665        2,989

Property, plant and equipment, net (Note 3) ..........................        141,754      143,959

Intangible assets, less accumulated amortization of $204,673 and
    $203,039 (Note 4) ................................................        118,526      127,655

Other assets and long-term receivables, net of allowances
    for doubtful accounts of $706 and $5,556 .........................         13,594       22,941
                                                                             --------     --------

                                                                             $643,705      592,658
                                                                             ========     ========

                                                                                (Continued)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                  as of October 31, 1997 and January 31, 1997
                (In thousands, except share and per share data)



                                                                                  October 31,   January 31,
Liabilities and Stockholders' Equity                                                     1997          1997
------------------------------------                                              -----------   -----------
Current liabilities:
    Short-term debt (Note 5) ..............................................         $   4,683         2,095
    Current installments of long-term obligations (Note 5) ................             6,408        22,862
    Accounts payable ......................................................            62,486        46,777
    Accrued and other current liabilities .................................            83,099       117,985
                                                                                    ---------     ---------

       Total current liabilities ..........................................           156,676       189,719

Long-term obligations, less current installments (Note 5) .................           180,996       267,755
Deferred income tax liabilities ...........................................            28,499        30,921
Other noncurrent liabilities ..............................................            66,132        75,125
                                                                                    ---------     ---------

       Total liabilities ..................................................           432,303       563,520
                                                                                    ---------     ---------

Minority interests in consolidated subsidiaries ...........................             6,672         4,140

Stockholders' equity (Notes 7 and 8):
    Preferred stock ($.01 par value; 2,000,000 shares authorized;
       no shares issued) ..................................................                --            --
    Common stock ($.01 par value; 60,000,000 shares authorized;
       20,367,569 and 16,033,833 shares issued and
       outstanding, respectively) .........................................               204           160
    Additional paid-in capital ............................................           419,045       266,752
    Accumulated deficit ...................................................          (199,748)     (235,870)
    Foreign currency translation adjustment ...............................           (14,474)       (5,337)
    Unearned compensation - restricted shares .............................              (297)         (707)
                                                                                    ---------     ---------

       Total stockholders' equity .........................................           204,730        24,998
                                                                                    ---------     ---------

Commitments and contingencies (Note 1C and 6)
                                                                                    $ 643,705       592,658
                                                                                    =========     =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations
             for the three months ended October 31, 1997 and 1996
                     (In thousands, except per share data)


                                                                             Three Months Ended October 31,
                                                                             ------------------------------
                                                                                 1997              1996
                                                                                 ----              ----
Net sales (Note 1F) ..................................................         $ 211,104           203,817
Cost of goods sold (Note 3) ..........................................           121,245           123,413
                                                                               ---------         ---------
    Gross profit .....................................................            89,859            80,404

Selling, general and administrative expenses (Note 3) ................            63,379            62,749
Amortization of intangible assets (Note 4) ...........................             1,831             2,217
Provision (credit) for restructuring operations (Note 1G) ............              (903)           10,670
                                                                               ---------         ---------
    Operating income .................................................            25,552             4,768

Other income (expense):
    Interest income (Note 6(f)) ......................................             1,456               373
    Interest expense and amortization of debt issue costs ............            (4,672)           (9,078)
    Other - net (Note 6) .............................................            14,183            11,921
                                                                               ---------         ---------

    Income before income taxes, minority interest
       and extraordinary item ........................................            36,519             7,984

Income tax expense ...................................................           (12,507)           (4,203)
Minority interest in earnings of subsidiaries ........................              (493)             (409)
                                                                               ---------         ---------
    Income before extraordinary item .................................            23,519             3,372
Extraordinary item - loss on extinguishment of debt,
    net of income tax benefit of $4,023 (Note 5) .....................            (6,564)               --
                                                                               ---------         ---------

    Net income .......................................................         $  16,955             3,372
                                                                               =========         =========

    Net income per share - primary (Note 1E):
       Income before extraordinary item ..............................         $    1.11               .22
       Extraordinary loss ............................................              (.31)               --
                                                                               ---------         ---------
           Net income ................................................         $     .80               .22
                                                                               =========         =========

    Net income per share - fully diluted (Note 1E):
       Income before extraordinary item ..............................         $    1.11               .20
       Extraordinary loss ............................................              (.31)               --
                                                                               ---------         ---------
           Net income ................................................         $     .80               .20
                                                                               =========         =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations
              for the nine months ended October 31, 1997 and 1996
                     (In thousands, except per share data)


                                                                                  Nine Months Ended October 31,
                                                                                  -----------------------------
                                                                                      1997            1996
                                                                                      ----            ----
Net sales (Note 1F) ......................................................         $ 560,210          553,124
Cost of goods sold (Note 3) ..............................................           321,855          335,363
                                                                                   ---------        ---------
    Gross profit .........................................................           238,355          217,761

Selling, general and administrative expenses (Note 3) ....................           175,201          174,140
Amortization of intangible assets (Note 4) ...............................             5,485           29,622
Provision (credit) for restructuring operations (Note 1G) ................            (1,491)          10,670
                                                                                   ---------        ---------
    Operating income .....................................................            59,160            3,329

Other income (expense):
    Interest income (Note 6(f)) ..........................................             2,059            1,172
    Interest expense and amortization of debt issue costs ................           (15,777)         (27,112)
    Other - net (Note 6) .................................................            30,052           18,453
                                                                                   ---------        ---------

    Income (loss) before income taxes, minority interest and
       extraordinary item ................................................            75,494           (4,158)

Income tax expense .......................................................           (22,578)          (8,603)
Minority interest in earnings of subsidiaries ............................              (607)            (852)
                                                                                   ---------        ---------
    Income (loss) before extraordinary item ..............................            52,309          (13,613)
Extraordinary item - loss on extinguishments of debt, net of
    income tax benefit of $9,921 (Note 5) ................................           (16,187)            --
                                                                                   ---------        ---------

    Net income (loss) ....................................................         $  36,122          (13,613)
                                                                                   =========        =========

Net income (loss) per share - primary (Note 1E):
    Income (loss) before extraordinary item ..............................         $    2.49             (.85)
    Extraordinary loss ...................................................              (.77)            --
                                                                                   ---------        ---------
    Net income (loss) ....................................................         $    1.72             (.85)
                                                                                   =========        =========

Net income (loss) per share - fully diluted (Note 1E):
    Income (loss) before extraordinary item ..............................         $    2.48             (.85)
    Extraordinary loss ...................................................              (.77)            --
                                                                                   ---------        ---------
    Net income (loss) ....................................................         $    1.71             (.85)
                                                                                   =========        =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

           Unaudited Consolidated Statement of Stockholders' Equity
                  for the nine months ended October 31, 1997
                     (In thousands, except share amounts)


                                                                                                   Foreign         Unearned
                                                                Additional                         Currency      Compensation-
                                  Preferred      Common          Paid-In        Accumulated       Translation     Restricted
                                    Stock        Stock           Capital          Deficit         Adjustment        Shares
                                    -----        -----           -------          -------         ----------        ------
Balance, February 1, 1997            $--          160            266,752         (235,870)          (5,337)          (707)

Issuance of 3,300,000
shares of common stock in
public offering, net of
offering costs and
underwriting discount of
$8,303 (Note 8)                       --           33            130,211               --               --             --

Issuance of 2,933 shares to
directors for services                --           --                130               --               --             --

Amortization of restricted
stock award to
compensation expense                  --           --                 --               --               --            410

Compensation expense
accrued for stock bonus
awards (Note 7)                       --           --                532               --               --             --

Exercise of employee stock
options and related income
tax benefits, net of shares
exchanged (Notes 7 and 8)             --           11             21,420               --               --             --

Foreign currency
translation adjustment                --           --                 --               --           (9,137)            --

Net income                            --           --                 --           36,122               --             --
                                     ----        ----           --------         --------         --------           ----
Balance, October 31, 1997            $--          204            419,045         (199,748)         (14,474)          (297)
                                     ====        ====           ========         ========         ========           ====

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows
              for the nine months ended October 31, 1997 and 1996
                                (In thousands)


                                                                                   Nine Months Ended October 31,
                                                                                   -----------------------------
                                                                                       1997            1996
                                                                                       ----            ----
Cash flows provided by (used in) operating activities:
    Net income (loss) ........................................................      $ 36,122          (13,613)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Loss on extinguishments of debt .......................................        16,187               --
       Depreciation and amortization of property,
           plant and equipment ...............................................        16,032           16,615
       Amortization of intangible assets .....................................         5,485           29,622
       Amortization of debt issue costs ......................................           839            1,449
       Provision for doubtful accounts .......................................         3,820            2,073
       Amortization of stock awards and stock issued for services ............         1,072              576
       Adjustment of allowances for contingencies from
           previous operations ...............................................        (5,299)              --
       Adjustment of allowance for loan to settlement trust ..................        (4,850)              --
       Adjustment of liability for PBGC claims ...............................            --          (11,100)
       Changes in deferred taxes, net ........................................         3,879            9,565

       Changes in operating assets and liabilities:
           Trade and other receivables .......................................       (50,705)         (19,079)
           Inventories .......................................................       (18,793)         (23,402)
           Prepaid expenses and other current assets .........................        (1,436)           1,850
           Accounts payable ..................................................        15,709            5,760
           Accrued liabilities ...............................................       (11,038)           5,008
    Other adjustments - net ..................................................         5,138            5,385
                                                                                    --------         --------

    Net cash provided by operating activities ................................      $ 12,162           10,709
                                                                                    --------         --------

                                                                                           (Continued)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows
              for the nine months ended October 31, 1997 and 1996
                                (In thousands)


                                                                            Nine Months Ended October 31,
                                                                            -----------------------------
                                                                                1997             1996
                                                                                ----             ----
Cash flows provided by (used in) investing activities:
    Purchases of property, plant and equipment .........................     $ (26,447)          (19,689)
    Net cash received from (used in) previous operations ...............        (3,098)           11,511
    Other ..............................................................         4,579             4,601
                                                                             ---------         ---------

       Net cash used in investing activities ...........................       (24,966)           (3,577)
                                                                             ---------         ---------

Cash flows provided by (used in) financing activities:
    Proceeds from public stock offering, net of offering costs .........       130,244                --
    Proceeds from exercise of employee stock options and
       sale of stock to officer ........................................         7,504             1,199
    Payment of note receivable for issuance of common stock ............            --            10,000
    Retirement of subordinated notes ...................................      (137,199)               --
    Early retirement premiums and penalties on subordinated
       notes and senior credit facility ................................       (17,556)               --
    Net borrowings (payments) of short-term debt .......................         2,887           (16,026)
    Net borrowings (payments) of long-term debt and
       capital lease obligations .......................................        40,330           (14,863)
    Other, net .........................................................         2,811             1,654
                                                                             ---------         ---------

       Net cash provided by (used in) financing activities .............        29,021           (18,036)
                                                                             ---------         ---------

Effect of exchange rate changes on cash and cash equivalents ...........        (9,794)           (1,130)
                                                                             ---------         ---------

       Net increase (decrease) in cash and cash equivalents ............         6,423           (12,034)

Cash and cash equivalents, beginning of period .........................         9,343            15,179
                                                                             ---------         ---------

Cash and cash equivalents, end of period ...............................     $  15,766             3,145
                                                                             =========         =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest ...........................     $  14,331            19,381
                                                                             =========         =========
    Cash paid during the period for income taxes, net ..................     $   5,172             1,885
                                                                             =========         =========

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

C.     Interim Financial Statements
       ----------------------------

       The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of October 31, 1997 and results of operations for the three-month and nine-month periods ended October 31, 1997 and 1996. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

       See Note 13 to the aforementioned consolidated financial statements included in the 1997 Annual Report on Form 10-K for a description of litigation, commitments and contingencies.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)


E.     Per Share Data
       --------------

       Primary income per share for the three-month and nine-month periods ended October 31, 1997 is calculated by dividing income by the weighted average number of shares outstanding of 20,365,000 and 20,229,000, respectively, adjusted for the potentially dilutive effect of stock options and awards of 778,000 shares and 768,000 shares, respectively. Fully diluted income per share for the three-month and nine-month periods ended October 31, 1997 is calculated by dividing income by the weighted average number of shares outstanding, adjusted for the fully dilutive effect of stock options and awards of 834,000 shares and 851,000 shares, respectively. Primary and fully diluted net income per share for the three months ended October 31, 1996 was computed on the weighted average shares of common stock outstanding, plus common equivalent shares using the modified treasury stock method for stock options and stock awards, which was 17,303,000 shares for the period. Loss per share for the nine months ended October 31, 1996 was calculated based on the weighted average number of shares outstanding of 15,953,000 shares.

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

       Following is a reconciliation of pro forma basic and diluted earnings per share for the three months ended October 31, 1997, as if the provisions of SFAS 128 were effective for such period:


                                                                                                   Pro Forma Per
       Basic Earnings per Share                                   Income              Shares       Share Amount
       ------------------------                                   ------              ------       ------------
       Income before extraordinary item                         $23,519,000         20,365,000        $1.15
                                                                                                      =====

       Added dilutive effect of stock options and awards

       Earnings per Share-Assuming Dilution                            --              778,000
       ------------------------------------                     -----------        -----------

       Income before extraordinary item available to
       common stockholders and shares including
       assumed conversions                                      $23,519,000         21,143,000        $1.11
                                                                ===========        ===========        =====

F.     Royalty Revenues
       ----------------

       The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalty revenues of $15,757,000 and $16,814,000 for the nine months ended October 31, 1997 and 1996, respectively, and $7,179,000 and $4,821,000 for the three months ended October 31, 1997 and 1996, respectively. Royalty revenues for the three months ended October 31, 1997 includes revenues, net of capitalized intangible costs retired of $4,277,000 and expenses of the sale, of $1,700,000 from the sale of certain European trademark rights to the current European licensee. Included in royalties for the nine months ended October 31, 1996 is $4,000,000 from the sale of apparel tradename licenses in certain Asian countries. An additional $500,000 was realized on this sale during the three months ended October 31, 1997 when escrow restrictions on this part of the proceeds lapsed.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)

G.     Restructuring Reserves
       ----------------------

       During the nine months ended October 31, 1997, the Company had charges for cash expenditures of approximately $2,000,000 against its restructuring reserves and adjusted restructuring reserves by $1,491,000 due to a change in accounting estimate for restructuring allowances. See
       Note 3 to the consolidated financial statements in the 1997 Form 10-K for a description of the reserves.


2.     Inventories

       Inventories consisted of the following :

                                                                October 31,      January 31,
                                                                   1997             1997
                                                              --------------   ---------------
                                                                        (In thousands)
             Raw Materials...................................    $  43,436           38,532
             Work in Process.................................       11,486           10,842
             Finished Goods..................................       98,942           85,697
                                                                  --------          -------

                                                                  $153,864          135,071
                                                                  ========          =======

3.     Property, Plant and Equipment

       Property, plant and equipment consisted of the following:

                                                                    October 31,  January 31,
                                                                       1997         1997
                                                                       ----         ----
                                                                         (In thousands)
             Land................................................   $  12,346        13,324
             Buildings...........................................      58,806        62,561
             Machinery, equipment and other......................     131,502       121,875
                                                                     --------      --------
                                                                      202,654       197,760
             Less accumulated amortization and depreciation......     (60,900)      (53,801)
                                                                     --------      --------
                                                                     $141,754       143,959
                                                                     ========      ========

       Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following:


                                                      Three Months Ended October 31,  Nine Months Ended October 31,
                                                      ------------------------------  -----------------------------
                                                            1997         1996              1997          1996
                                                            ----         ----              ----          ----
                                                             (In thousands)
         "Fresh Start" Depreciation in
             Cost of Goods Sold....................          $410          731             1,681          2,192
         "Fresh Start" Depreciation in Selling,
              General and Administrative
             Expenses..............................            90          162               371            487
                                                              ---        -----             -----          -----
         Total "Fresh Start" Depreciation..........          $500          893             2,052          2,679
                                                              ===        =====             =====          =====

       Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)


4.     Intangible Assets

       Intangible assets, net of accumulated amortization, consisted of the following:

                                                                          October 31,     January 31,
                                                                             1997            1997
                                                                             ----            ----
                                                                                (In thousands)
           Trademarks.................................................      $109,431         115,838
           Licenses, Patents and Other................................         9,095          11,817
                                                                           ---------       ---------
                                                                            $118,526         127,655
                                                                             =======        ========

       Amortization of intangible assets, including amortization related to the adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7, consisted of the following:

                                                                            Three Months Ended              Nine Months Ended
                                                                               October 31,                     October 31,
                                                                        --------------------------      --------------------------
                                                                             1997        1996              1997          1996
                                                                             ----        ----              ----          ----
                                                                                            (In thousands)
       "Fresh Start" Amortization:
              Amortization of Reorganization
                  Value in Excess of Identifiable Assets...........      $     --          --                --        22,947
              Amortization of Tradenames,
                  Licenses and Patents.............................         1,607       1,993             4,820         5,981
                                                                           ------      ------            ------      --------
                                                                            1,607       1,993             4,820        28,928
       Other.......................................................           224         224               665           694
                                                                          -------     -------           -------     ---------
                                                                           $1,831       2,217             5,485        29,622
                                                                            =====      ======            ======       =======

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


5.     Long-Term Obligations

       Long-term obligations consisted of the following:

                                                                                October 31,         January 31,
                                                                                   1997                1997
                                                                                   ----                ----
                                                                                       (In thousands)
               Series B Senior Subordinated Notes (a)....................      $   52,801             190,000
               Senior Credit Facility (b)................................         112,820              50,000
               Capital lease obligations.................................           4,008               5,091
               Other (c) ................................................          22,458              47,621
                                                                                ---------           ---------
                  Total obligations......................................         192,087             292,712
               Less short-term debt and current installments of
                  long-term obligations..................................         (11,091)            (24,957)
                                                                                ----------           ---------
                                                                                $ 180,996             267,755
                                                                                 ========             =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)


(a) The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005. During the three-month and nine-month periods ended October 31, 1997, the Company retired $56,399,000 and $137,199,000 principal amount of subordinated notes, respectively. Redemption premiums totaling $8,593,000 and $17,277,000 were paid in connection with the retirement of the notes and deferred financing costs of $2,005,000 and $4,563,000 were written off during the three-month and nine-month periods ended October 31, 1997, respectively. The redemption premiums and the write-off of deferred financing costs related to the subordinated notes are classified as part of the extraordinary item from loss on extinguishment of debt, net of tax effects, in the accompanying statements of operations for the three-month and nine month periods ended October 31, 1997.

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

    The following amounts were outstanding at October 31, 1997 under the Senior Credit Facility:

    Revolving Credit Facility A:
          Borrowings                 $  112.8 million
          Letters of Credit          $    7.5 million
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

    As a result of entering into the amended and restated Senior Credit Facility, which has significantly different terms and conditions than the previous facility, the Company charged to expense the balance of deferred financing costs relating to the previous facility totaling $3,989,000 and paid prepayment penalties of $279,000. The charge is recorded as part of the extraordinary item from loss on extinguishment of debt, net of tax effects, in the accompanying statement of operations for the nine months ended October 31, 1997.

(c) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $18.7 million and a $3.8 million secured financing arrangement with a foreign bank. Included in letters of credit outstanding are approximately $5.7 million of standby letters of credit issued to secure certain debt of foreign subsidiaries.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)

6.   OTHER INCOME (EXPENSE) - NET

     Other income (expense) - net consisted of the following:

                                                        Three Months Ended October 31,     Nine Months Ended October 31,
                                                        ------------------------------     -----------------------------
                                                             1997             1996             1997             1996
                                                             ----             ----             ----             ----
                                                                                (In thousands)
     Foreign currency transaction income (a)..........     $   806              362            6,001            2,469
     Rental income....................................         248              602            1,314            1,489
     Favorable settlement of claims (b)...............         (68)              --            2,060            3,802
     Adjustment of allowances for contingencies
       from previous operations (c)...................       3,841               --            5,299
     Adjustment of contingent tax accrual (d).........       5,000               --           12,700               --
     Adjustment of liability or PBGC claims (e).......          --           11,100               --           11,100
     Collection of loan to settlement trust (f).......       4,850               --            4,850               --
     Other............................................        (494)            (143)          (2,172)            (407)
                                                            ------           ------           ------           ------
                                                           $14,183           11,921           30,052           18,453
                                                            ======           ======           ======           ======

     (a) Foreign currency transaction income for the nine months ended October 31, 1997 includes approximately $1.7 million of unrealized exchange gains related to open forward exchange contracts entered into to reduce foreign exposure to currency fluctuations on certain foreign operations.

     (b) Other income for the nine months ended October 31, 1997 and 1996 of $2,060,000 and $3,802,000, respectively, resulted from the favorable settlement of certain of the claims against the Company described in
          Note 13 to the consolidated financial statements in the 1997 Form 10-K under Contingent Liability with Respect to the Old Notes.

          Additionally, the Company has entered into a non-binding agreement-in-principle to settle the remainder of these claims for approximately $9.4 million. The Company provided adequate reserves at the time of the Restructuring for such claims. Because these claims are currently in the judicial process, final settlement will not take place for several months.

     (c) During the three months ended October 31, 1997, the Company recorded other income of $3,841,000 resulting from the adjustment of an accrual for potential environmental liability related to real estate used in previous operations. By agreement with the purchasers of the real estate, the Company's liability to them for environmental matters, for which no claims were filed, terminated during the three months ended October 31, 1997.

          Additionally, during the nine months ended October 31, 1997, the Company recorded other income of $1,458,000 for the adjustment of allowances for factored receivables from previous operations which were no longer necessary upon the settlement of the receivables for which such allowances were established.

     (d) Certain contingencies related to tax matters arising prior to and accrued in conjunction with the Restructuring have been resolved; as a result, the Company reduced the related accruals by $5,000,000 during the three months ended October 31, 1997 and a total of $12,700,000 for the nine months ended October 31, 1997. The resolution of such matters did not result in any cash payment or additional liability for taxes.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)

     (e) As described in Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997 under Contingent Pension Liabilities, the Company was contingently liable for the unfunded benefits of two pension plans ("the Plans") which were part of a "controlled group" (as defined by the Employee Retirement Income Security Act of 1974) of companies, of which the Company was a part prior to the reorganization of the Company in 1993. Effective August 1, 1997, the Company assumed sponsorship of the Plans. On October 14, 1997, the Plans were merged with an existing Company pension plan.

          During the three months ended October 31, 1996, the Company adjusted the liability accrued in 1993 for the Plans of $37.7 million by $11.1 million to $26.6 million using actuarial assumptions consistent with sponsorship of the Plans as a result of entering into permanent agreements giving the Company the right to assume sponsorship of the Plans. See Note 13 to the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997.

     (f) As described in Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997, under Obligations to Settlement Trust, the Company had made loans of $4.8 million to a trust (the "Trust") established for the benefit of the holders of certain classes of pre-bankruptcy claims against the Company. The Company provided allowances for the entire amount of these loans when they were made and has accrued no interest on them. The Trust repaid the Company's loan during the three months ended October 31, 1997 with interest of $1.4 million. As a result, the Company reversed the allowance for the loans receivable and recorded the interest income. The Company believes it is unlikely to be required to make any additional loans to the Trust.


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

     At October 31, 1997, the Company had outstanding options for a total of 2,599,004 shares at options prices ranging from $10.875 to $47.875 per share. Options for 602,765 shares were exercisable at October 31, 1997. Options for 66,585 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $12.78 per share during the nine months ended October 31, 1997.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Notes to Unaudited Consolidated Financial Statements (Continued)

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR")

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

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1998 and fiscal 1997 at average rates of approximately 37.09 and 30.73 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 17.1% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1998 compared to fiscal 1997. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income (expense). During fiscal 1998, the Company recorded net gains from such instruments of $0.8 million; during fiscal 1997, the Company recorded net gains on such instruments of $0.4 million.

Net Sales. Consolidated net sales were $211.1 million in fiscal 1998 and $203.8 million in fiscal 1997, an increase of $7.3 million. Fiscal 1998 sales were adversely affected by the large decrease in the value of the Belgian franc relative to the U.S. dollar in fiscal 1998. Without the effect of the exchange rate difference, fiscal 1998 sales would have increased by $21.9 million or approximately 11%.

Sales from European operations decreased from $73.0 million in fiscal 1997 to $70.5 million in fiscal 1998, a decrease of $2.5 million. Expressed in Belgian francs, fiscal 1998 sales increased by 16.6%, or the U.S. constant dollar equivalent of $12.1 million from fiscal 1997; however, the increase was more than offset by a $14.6 million exchange rate difference. Sales of hardside products were 9% above the prior year due primarily to the success of the new Oyster II product. Softside product sales increased by approximately 23%. Contributing to the increase in softside product sales were increases in softside luggage, the new Trunk & Co. product line, and sales of computer/business cases. Reversing the trend of the first two quarters, sales in Germany and France showed improvement from the prior year, while sales also improved in the remaining Western and Eastern European markets compared to the prior year.

Sales from the Americas operations increased from $121.2 million in fiscal 1997 to $129.8 million in fiscal 1998, an increase of $8.6 million or 7%. The increase was largely due to an increase in U.S. retail sales of $7.6 million or 37% from the prior year. The increase in retail sales is due to an increase in both the number of stores and comparable store sales. Comparable store sales increased by 12.7% from fiscal 1997. Management believes that comparable store sales have increased due to better marketing efforts and improved brand and product line availability in the retail stores. While in the prior year the retail stores carried primarily American Tourister products, the stores now also carry Samsonite products. U.S. wholesale revenues increased by $2.3 million from fiscal 1997, or approximately 2.6%. Hardside sales were less than the prior year by approximately 18% while softside sales were above the prior year by approximately 9%. Approximately 27% of U.S. wholesale sales were from sales of new products. U.S. wholesale sales were negatively affected by a snow storm which shutdown shipping from the Denver warehouse for approximately two days in October. In order to move excess or discontinued inventory, the Company sold approximately $10 million of

THREE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR") (CONTINUED)

goods, net of returns allowances, to one customer. Sales from other Americas operations, including Mexico, Canada and Latin America, were less than the prior year by an aggregate of $1.3 million, primarily because of a decrease in Canadian sales.

Sales from International operations increased from $9.6 million in fiscal 1997 to $10.8 million in fiscal 1998, an increase of $1.2 million. The increase is due primarily to global licensing operation net revenues of $1.7 million realized from the sale of a tradename to a European licensee which more than offset a $0.5 million sales decline due to the transitioning of service responsibility for the Middle East from the Americas to Europe.

Gross profit. Consolidated gross profit for fiscal 1998 increased from fiscal 1997 by $9.4 million. Gross margin increased by 3.2 percentage points, from 39.4% in fiscal 1997 to 42.6% in fiscal 1998. Excluding $1.1 million in non-recurring production inefficiencies caused by completion of the October 31, 1996 restructuring, but not chargeable to the restructuring reserve, fiscal 1998 margins would have been 43.1%.

Gross margins from European operations increased slightly, from 37.9% in fiscal 1997 to 38.8% in fiscal 1998. The improvement is due to price increases on selected product lines, lower costs from standardized global production sources, and overhead savings from restructuring certain manufacturing operations.

Gross margins for the Americas increased from 39.5% in fiscal 1997 to 42.6% in fiscal 1998. The primary causes of the improvement from the prior year were an increase in U.S. wholesale margins from 36.8% to 41.4%, which resulted primarily from price increases; product cost improvements from global sourcing and product design improvements; a greater mix of higher margin retail sales versus wholesale sales; and overhead savings from restructuring certain manufacturing operations.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $0.6 million from fiscal 1997 to fiscal 1998. As a percent of sales, SG&A was 30.0% in fiscal 1998 and 30.8% in fiscal 1997.

SG&A for European operations decreased by $1.9 million from fiscal 1997 to fiscal 1998. The exchange rate difference caused SG&A to decrease by $3.7 million. The remaining increase of $1.8 million was due primarily to higher variable and other selling expenses associated with the higher sales levels.

SG&A for the Americas operations increased by $2.3 million in fiscal 1998 compared to fiscal 1997. The components of this increase are as follows: SG&A for U.S. wholesale operations was comparable to the prior year, at $25.7 million for both fiscal years; SG&A for U.S. retail operations increased by $2.6 million; and SG&A for the other Americas operations and corporate headquarters expenses were comparable ($0.3 million less) to the prior year. The increase in SG&A of $2.6 million for U.S. retail operations is due to the increase in sales volume and number of retail stores; as a percent of retail sales, retail SG&A decreased from 44% in fiscal 1997 to 42% in fiscal 1998.

SG&A for International operations was comparable to the prior year, increasing by $0.2 million.

Amortization of intangible assets. Amortization of intangible assets was less than the prior year by $0.4 million because of certain intangibles becoming fully amortized.

THREE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR") (CONTINUED)

Provisions for restructuring operations. The provision for restructuring operations decreased from $10.7 million in fiscal 1997 to a credit of $0.9 million in fiscal 1998. The fiscal 1997 provision was made for the consolidation of certain functions and operations in North America, Europe, and the Far East. This restructuring has essentially been completed as of October 31, 1997 and the credit of $0.9 million in the third quarter of fiscal 1998 results from the reversal of excess reserves. Of the $10.7 million original restructuring provision, approximately $1.3 million remains accrued at October 31, 1997 for expenses yet to be incurred or restructuring matters yet to be completed.

Operating income. Operating income improved from $4.8 million in fiscal 1997 to $25.6 million in fiscal 1998, an increase of $20.8 million. This increase is a result of increased gross profit of $9.4 million from last year, the decrease in the provision for restructuring of $11.6 million, the decrease in amortization of intangibles of $0.4 million, and the increase in SG&A of $0.6 million.

Interest income. Interest income was $1.5 million in fiscal 1998 compared to $0.4 million in the prior year. The increase resulted primarily from the receipt of previously unaccrued interest of $1.4 million which was due on a $4.8 million loan made by the Company to the settlement trust created in 1993 upon the Company's reorganization. See Note 6(f) to the consolidated financial statements included elsewhere herein.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $9.1 million in fiscal 1997 to $4.7 million in fiscal 1998. The decrease was caused primarily by retirement of indebtedness out of the proceeds of a public stock offering completed in the first quarter of fiscal 1998, a lower interest rate on borrowings under the senior credit facility which was refinanced in June 1997, and the interest savings from the retirement of high interest rate subordinated debt financed by lower rate bank borrowings. See Notes 5 and 8 to the consolidated financial statements included elsewhere herein.

Other, net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis and discussion of other income (expense).

The Company enters into forward exchange contracts to hedge its exposures to fluctuations in exchange rates. Other income for fiscal 1998 includes income from foreign currency transactions of $0.8 million. In fiscal 1997, such transactions resulted in income of $0.4 million. The income recorded for the three months ended October 31, 1997 results primarily from forward exchange contracts selling forward the Belgian franc, which has declined significantly against the U.S. dollar since the contracts were executed.

Other income for fiscal 1998 includes an adjustment for $5.0 million to reduce the accrual for certain tax contingencies established in conjunction with the Restructuring referred to in Note 1B to the consolidated financial statements included elsewhere herein. The adjustment was made upon the resolution of these contingencies. The resolution did not result in any cash payment or additional liability for taxes.

The Company recorded other income of $3.8 million resulting from the adjustment of an accrual for potential environmental liability, for which no claims were filed, related to real estate used in previous operations. By agreement with the purchasers of the real estate, the Company's liability to them for environmental matters terminated during the three months ended October 31, 1997.

As described in Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997, under Obligations to Settlement Trust, the Company had made loans of $4.8 million to a trust (the "Trust") established for the benefit of the holders of certain classes of pre-bankruptcy claims against the Company. The Company provided allowances for the entire amount of these loans when they were made and has accrued no interest on them. The Trust repaid the Company's loan during the three months ended October 31,

THREE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR") (CONTINUED)

1997 with interest of $1.4 million. As a result, the Company reversed the allowance for the loans receivable and recorded the interest income. The Company believes it is unlikely to be required to make any additional loans to the Trust.

As described in Note 13 to the consolidated financial statements included in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1997 under Contingent Pension Liabilities, the Company was contingently liable for the unfunded benefits of two pension plans ("the Plans") which were part of a "controlled group" (as defined by the Employee Retirement Income Security Act of
1974) of companies, of which the Company was a part prior to the reorganization of the Company in 1993. Effective August 1, 1997, the Company assumed sponsorship of the Plans and on October 14, 1997 the Plans were merged with an existing Company pension plan. During the three months ended October 31, 1996, the Company adjusted the liability accrued in 1993 for the Plans of $37.7 million by $11.1 million to $26.6 million using actuarial assumptions consistent with sponsorship of the Plans as a result of entering into permanent agreements giving the Company the right to assume sponsorship of the Plans.

Income taxes. Income tax expense increased from $4.2 million in fiscal 1997 to $12.5 million in fiscal 1998. The increase in tax expense is due primarily to higher consolidated pretax earnings in fiscal 1998. The difference between expected income tax expense or benefit, computed by applying the U.S. statutory rate to pretax income, and income tax expense recognized, results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, (iii) nontaxable liability adjustments, and (iv) state and local income taxes.

Extraordinary loss. The extraordinary loss of $6.6 million for the three months ended October 31, 1997 resulted from premiums of $8.6 million on the early retirement of $56.4 million principal amount of the Company's 11 % Series B Senior Subordinated Notes bought in open market purchases, the write-off of related deferred financing costs of $2.0 million, net of the tax effect of the transactions. See Note 5(a) to the consolidated financial statements included elsewhere herein.

Net income. Net income increased from $3.4 million in fiscal 1997 to $17.0 million in fiscal 1998. The increase in net income from the prior year of $13.6 million is caused by the effect of the increases in operating income and other income and the decrease in interest expense, offset by the increase in income tax expense and extraordinary loss.

Effects of Reorganization and Restructuring on Results of Operations. As described in Notes 1B and 1G to the consolidated financial statements included elsewhere herein and in Item 6 to the Company's 1997 Annual Report on Form 10-K, the results of operations include the ongoing effects of fresh-start reporting and, for the nine months ended October 31, 1997 and 1996, the effects of a restructuring and certain other expenses associated with the restructuring. Due to the significance of these items, management believes that it is useful to isolate their impact on net income and operating income as shown below. This information does not represent and should not be considered an alternative to net income, any other measure of performance as determined by generally accepted accounting principles or as an indicator of operating performance. The information presented may not be comparable to similar presentations reported by other companies.

THREE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR") (CONTINUED)

                                                                                  Three Months Ended October 31,
                                                                            ----------------------------------------
Impact on Net Income                                                                 1997                1996
--------------------                                                                 ----                ----
                                                                            (In thousands, except per share amounts)
Fresh Start Amortization and Depreciation...............................           $ 2,107               2,886
Provision (Credit) for Restructuring Operations.........................              (903)             10,670
Certain Other Expenses Associated with the Restructuring
  and Management Changes................................................                --               1,600
Tax Benefit.............................................................              (458)             (6,214)
                                                                                   -------              ------
After-Tax Impact on Net Income..........................................               746               8,942
                                                                                   =======              ======
Impact on Net Income Per Share - Primary................................           $   .04                 .52
                                                                                   =======              ======

Impact on Operating Income
--------------------------
Operating income........................................................           $25,552               4,768
Fresh Start Amortization and Depreciation...............................             2,107               2,886
Provision (Credit) for Restructuring Operations.........................              (903)             10,670
Certain Other Expenses Associated with the Restructuring
  and Management Changes................................................                --               1,600
                                                                                   -------              ------
Operating Income Before Fresh Start Amortization
  and Depreciation, Provision (Credit) for Restructuring Operations
  and Certain Other Expenses Associated with the Restructuring and
  Management Changes....................................................           $26,756              19,924
                                                                                   =======              ======

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR")

General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1998 and fiscal 1997 at average rates of approximately
35.47 and 30.73 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 13% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1998 compared to fiscal 1997. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 1998, the Company had net gains from such instruments of $6.0 million; during fiscal 1997, the Company had net gains on such instruments of $2.5 million.

Net Sales. Consolidated net sales increased from $553.1 million in fiscal 1997 to $560.2 million in fiscal 1998, an increase of $7.1 million. Fiscal 1998 sales were adversely affected by the large decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 1998. Without the effect of the exchange rate difference, fiscal 1998 sales would have increased by $38.1 million or approximately 7%.

Sales from European operations decreased from $207.3 million in fiscal 1997 to $201.0 million in fiscal 1998, a decrease of $6.3 million. Expressed in Belgian francs, fiscal 1998 sales increased by 11.9%, or the U.S. constant dollar equivalent of $24.7 million from fiscal 1997; however, the increase was more than offset by a $31.0 million exchange rate difference. Sales in the Company's largest markets of Germany and France were less than the prior year because of weak economies, but showed improvement during the third quarter. Strong sales in the remaining Western and Eastern European countries has been primarily responsible for the year-to-year growth. Sales of hardside products are up 4% from the prior year and sales of softside products are up 22% from the prior year.

Sales from the Americas operations increased from $311.0 million in fiscal 1997 to $332.0 million in fiscal 1998, an increase of $21.0 million or 6.3%. The increase was largely due to an increase in U.S. retail sales of $23.2 million or 44% from the prior year. Comparable store sales increased by 17.1% from fiscal 1997. U.S. wholesale revenues of $226.2 million were approximately equal to the prior year. Sales from other Americas operations, including Mexico, Canada and Latin America, were less than the prior year by an aggregate of $2.2 million.

Sales from International operations decreased from $34.8 million in fiscal 1997 to $27.2 million in fiscal 1998, a decrease of $7.6 million. Revenues from export and emerging markets decreased by $5.3 million from fiscal 1997. The decrease is due to the transitioning of responsibility to service the Middle East from the Americas division to the European division and distributor transitions in Hong Kong and Korea. Royalties from global licensing operations decreased by $2.3 million from the prior year. Fiscal 1997 results included $4.0 million from the sale of trademarks while fiscal 1998 results included net revenues of $0.5 million from the fiscal 1997 sale which was realized upon the lapse of escrow restrictions and $1.7 million from a sale of European rights to a trademark to a European licensee. The licensee also received an option for a three-year term to purchase the U.S. rights to the trademark for $9 million. Should the Company decide to offer these trademark rights for sale during the option term, the option agreement provides for certain adjustments to the option price based on the Company's offering price.

Gross profit. Consolidated gross profit for fiscal 1998 increased from fiscal 1997 by $20.6 million. Gross margin increased by 3.1 percentage points, from 39.4% in fiscal 1997 to 42.5% in fiscal 1998.

Gross margins from European operations increased by 1.9 percentage points, from 38.8% in fiscal 1997 to 40.7% in fiscal 1998. The improvement is due to price increases in selected product lines and lower costs from standardized global production sources.

NINE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR") (CONTINUED)

Gross margins for the Americas increased 4.6 percentage points from 38.2% in fiscal 1997 to 42.8% in fiscal 1998. U.S. wholesale margins increased from 35.7% to 41.8%, primarily as a result of price increases and product cost improvements from global sourcing and product design improvements. Margins in the Americas also benefited from a higher mix of retail versus wholesale sales compared to the prior year.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $1.1 million from fiscal 1997 to fiscal 1998. As a percent of sales, SG&A was 31.5% in fiscal 1997 and 31.3% in fiscal 1998.

SG&A for European operations decreased by $5.4 million from fiscal 1997 to fiscal 1998. The exchange rate difference caused SG&A to decrease by $7.9 million. The remaining increase of $2.5 million was due primarily to higher variable and other selling expenses related to the higher sales levels.

SG&A for the Americas operations increased by $6.4 million in fiscal 1998 compared to fiscal 1997. The components of the increase are as follows: SG&A for U.S. wholesale operations increased by $1.2 million in fiscal 1998 compared to fiscal 1997; SG&A for U.S. retail operations increased by $7.0 million; and SG&A for the other Americas operations and corporate headquarters expenses were less than prior year by $1.8 million.

 . The net increase of $1.2 million in U.S. wholesale SG&A was caused by various factors including increases in the provision for doubtful accounts and sales promotions and incentives, net of various expense decreases including workforce costs and warranty expense.

 . The increase in SG&A of $7.0 million for U.S. retail operations is due to the increase in sales volume and number of retail stores; as a percent of retail sales, retail SG&A decreased from 47.5% in fiscal 1997 to 42.2% in fiscal 1998.

 . The decrease in SG&A for other Americas operations and corporate headquarters of $1.8 million from the prior year was primarily due to severance costs in the prior year and the effect of the changed management and corporate overhead structure.

SG&A for International operations in fiscal 1998 was comparable ($0.1 million higher) to fiscal 1997.

Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See the comparative analysis of amortization of intangibles included elsewhere herein under Effects of Reorganization and Restructuring on Results of Operations.

Reorganization value in excess of identifiable assets became fully amortized as of June 30, 1996, which generally accounts for the decrease in amortization of intangible assets from $29.6 million in fiscal 1997 to $5.5 million in fiscal 1998.

Operating income (loss). Operating income increased by $55.8 million from fiscal 1997 to fiscal 1998. This is a result of increased gross profit of $20.6 million, the decrease in amortization of intangibles of $24.1 million, the decrease in restructuring provisions of $12.2 million, net of the increase in SG&A of $1.1 million.

Interest income. Interest income increased from the prior year by $0.9 million, primarily as a result of interest income received in the third quarter of fiscal 1998 on the loan to the settlement trust - see discussion of Results of Operations for the Three Months Ended October 31, 1997 under Interest income included elsewhere herein.

NINE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR") (CONTINUED)

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $27.1 million in fiscal 1997 to $15.8 million in fiscal 1998. The decrease was caused primarily by retirement of indebtedness out of the proceeds of a public stock offering completed in the first quarter of fiscal 1998, a lower interest rate on borrowings under the senior credit facility which were refinanced in June 1997, and the interest savings from retirement of high interest rate subordinated debt financed by lower rate bank borrowings. See Notes 5 and 8 to the consolidated financial statements included elsewhere herein.

Other, net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis and discussion of other income (expense).

The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. Other income for fiscal 1998 includes income from foreign currency transactions of $6.0 million. In fiscal 1997, such transactions resulted in income of $2.5 million. The income recorded for the nine months ended October 31, 1997 results primarily from forward exchange contracts selling forward the Belgian franc which has declined significantly against the U.S. dollar since the contracts were executed. Of the income recorded through October 31, 1997, approximately $1.7 million is unrealized; the ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

Other income for the nine months ended October 31, 1997 includes $2.1 million from favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. Additionally, the Company has entered into a non-binding agreement-in-principle to settle the remainder of these claims for approximately $9.4 million. The Company has $10.3 million accrued for such claims at October 31, 1997. Because these claims are in the judicial process, final settlement will not take place for several months.

Other income from the adjustment of allowances for contingencies from previous operations of $5.3 million includes (i) $3.8 million from the adjustment of an accrual for potential environmental liability related to real estate used in previous operations, for which no claims were filed, which terminated by agreement with the purchasers of the real estate during the three months ended October 31, 1997, and (ii) $1.5 million for the adjustment of allowances for factored receivables from previous operations which were no longer necessary upon the settlement of the receivables.

Other income for fiscal 1998 includes adjustments totaling $12.7 million to reduce accruals for certain tax contingencies established in conjunction with the Restructuring referred to in Note 1B to the consolidated financial statements included elsewhere herein. The adjustment was made upon the resolution of these contingencies. The resolution did not result in any cash payment or additional liability for taxes.

See Note 6(f) to the consolidated financial statements included elsewhere herein for a discussion of other income from the collection of a $4.8 million loan to the settlement trust.

Income taxes. Income tax expense increased from $8.6 million in fiscal 1997 to $22.6 million in fiscal 1998. The increase in tax expense is due primarily to higher consolidated pretax earnings in fiscal 1998. The difference between expected income tax expense or benefit, computed by applying the U.S. statutory rate to pretax income (loss), and income tax expense recognized, results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, (iii) nontaxable liability adjustments, and (iv) state and local income taxes. Income tax expense was reduced by approximately $1.8 million for the effect of the implementation of a foreign tax planning strategy.

NINE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "CURRENT YEAR") COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1996 ("FISCAL 1997" OR "PRIOR YEAR") (CONTINUED)

Extraordinary loss. The extraordinary loss of $16.2 million for the nine months ended October 31, 1997 resulted from (1) the payment of $17.3 million of redemption premiums and the write-off of deferred financing costs of $4.6 million related to the early retirement of $137.2 million principal amount of the Company's 11 1/8% Series B Senior Subordinated Notes, (2) the payment of $0.3 million early retirement fees and write-off of $3.9 million of deferred financing costs related to the refinancing of the previous senior credit facility, (3) and the tax benefit from the aforementioned transactions of $9.9 million. See Note 5 to the consolidated financial statements included elsewhere herein.

Net income (loss). The Company had a net loss in fiscal 1997 of $13.6 million and net income in fiscal 1998 of $36.1 million. The increase in the net income from the prior year of $49.7 million is caused by the effect of the increases in operating income and other income and the decrease in interest expense, offset by the increase in income tax expense and extraordinary loss.

Effects of Reorganization and Restructuring on Results of Operations. As described in Notes 1B and 1G to the consolidated financial statements included elsewhere herein and in Item 6 to the Company's 1997 Annual Report on Form 10-K, the results of operations include the ongoing effects of fresh-start reporting and, for the nine months ended October 31, 1997 and 1996, the effects of a restructuring and certain other expenses associated with the restructuring. Due to the significance of these items, management believes that it is useful to isolate their impact on net income (loss) and operating income (loss) as shown below. This information does not represent and should not be considered an alternative to net income, any other measure of performance as determined by generally accepted accounting principles or as an indicator of operating performance. The information presented may not be comparable to similar presentations reported by other companies.

                                                                                  Nine Months Ended October 31,
                                                                            ----------------------------------------
Impact on Net Income (Loss)                                                         1997                 1996
---------------------------                                                         ----                 ----
                                                                           (In thousands, except per share amounts)
Fresh Start Amortization and Depreciation................................          $ 6,872              31,607
Provision (Credit) for Restructuring Operations..........................           (1,491)             10,670
Certain Other Expenses Associated with the Restructuring
  and Management Changes.................................................               --               4,200
Tax Benefit..............................................................           (2,045)             (9,648)
                                                                                   -------              ------
After-Tax Impact on Net Income (Loss)....................................          $ 3,336              36,829
                                                                                   =======              ======
Impact on Net Income (Loss) Per Share....................................          $  0.16                2.26
                                                                                   =======              ======

Impact on Operating Income
--------------------------
Operating income (loss)..................................................          $59,160               3,329
Fresh Start Amortization and Depreciation................................            6,872              31,607
Provision (Credit) for Restructuring Operations..........................           (1,491)             10,670
Certain Other Expenses Associated with the Restructuring
  and Management Changes.................................................               --               4,200
                                                                                   -------              ------
Operating Income Before Fresh Start Amortization
  and Depreciation, Provision (Credit) for Restructuring Operations
  and Certain Other Expenses Associated with the Restructuring and
  Management Changes.....................................................          $64,541              49,806
                                                                                   =======              ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

One measure of liquidity is commonly referred to as Operating Cash Flow. Operating Cash Flow is defined as operating income adjusted for noncash operating expenses, including amortization and depreciation. The Company believes that Operating Cash Flow provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate Operating Cash Flow in a different manner and the Company's presentation of Operating Cash Flow may not be comparable to similar presentations reported by other companies. Operating Cash Flow does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation from or as a substitute for other measures of performance. Operating Cash Flow does not represent funds available for discretionary use by the Company because these funds are required for debt service, capital expenditures to replace fixed assets, and other commitments and contingencies. Operating Cash Flow for the nine months ended October 31, 1997 and 1996 was computed as follows:

                                                                   Nine Months Ended October 31,
                                                                   -----------------------------
                                                                       1997           1996
                                                                       ----           ----
                                                                         (In thousands)
Operating income.............................................         $59,160         3,329
Fresh start amortization and depreciation....................           6,872        31,607
                                                                      -------        ------
Operating income before fresh start amortization and
 depreciation................................................          66,032        34,936
Other amortization and depreciation..........................          14,645        14,630
                                                                      -------        ------
Operating Cash Flow..........................................         $80,677        49,566
                                                                      =======        ======

Operating Cash Flow has been reduced for the effects of a provision for restructuring operations and certain other expenses associated with the restructuring as follows:

                                                                  Nine Months Ended October 31,
                                                                  -----------------------------
                                                                       1997           1996
                                                                       ----           ----
                                                                         (In thousands)
Operating Cash Flow..........................................         $80,677         49,566
Effect of provision (credit) for restructuring operations....          (1,491)        10,670
Certain other expenses associated with the restructuring.....              --          4,200
 and management team changes.................................         -------         ------
Operating Cash Flow adjusted for the effect of restructuring
 and management changes......................................         $79,186         64,436
                                                                      =======         ======

Operating Cash Flow, as adjusted for the effects of restructuring and management changes, increased from $64.4 million in fiscal 1997 to $79.2 million in fiscal 1998, an increase of $14.8 million, primarily as a result of the increase in operating income described under Results of Operations. The Company believes that the current level of Operating Cash Flow is adequate to support borrowings under its existing credit facilities and service the Company's Series B Senior Subordinated Notes and other long-term obligations.

Another measure of liquidity is net cash from operating activities, as reflected in the consolidated statements of cash flows included elsewhere herein. Net cash provided by operating activities of $12.2 million in fiscal 1998 and $10.7 million in fiscal 1997, reflects net cash from operations of the Company available or used for the Company's liquidity needs, after taking into consideration the substantial costs of doing business not reflected in Operating Cash Flow.

Cash flows provided by operating activities increased by $1.5 million in fiscal 1998 from fiscal 1997. Cash flow used for working capital and other operating assets increased by $38.1 million, while cash flows from net income, adjusted for nonoperating and noncash charges, increased by $36.6 million.

Cash flow used in investing activities increased from $3.6 million in fiscal 1997 to $25.0 million in fiscal 1998. Capital expenditures were $19.7 million in fiscal 1997 compared to $26.4 million in fiscal 1998 primarily because of new warehouse and factory construction in Europe and India in fiscal 1998. In fiscal 1997, cash was provided by liquidating assets in previous operations of $11.5 million while in fiscal 1998 cash of $3.1 million was used to liquidate certain obligations remaining related to previous operations. It is expected that the Company will continue to use cash to fund obligations related to previous operations totaling approximately $8 million through calendar 2000.

Cash flows provided by financing activities increased by $47.1 million in fiscal 1998 from fiscal 1997. On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net proceeds therefrom of approximately $130.2 million. In addition, the Company's former Chief Executive Officer exercised stock options for which the Company received approximately $6.6 million. The total of the proceeds from the offering and the exercise of the stock options of approximately $136.8 million has been applied as follows: (i) the Company has retired $80.8 million principal amount of its 11 1/8% Series B Senior Subordinated Notes (the "Notes") for $89.5 million (which included contractual and market redemption premiums of $8.7 million), (ii) the Company paid $45.0 million on the term loan portion of the previous U.S. Senior Credit Facility, and (iii) the remainder of the offering proceeds was applied to accrued interest and to repay revolving credit borrowings under the previous Senior Credit Facility. In addition to the Notes retired out of the proceeds from the public offering, the Company has retired an additional $56.4 million principal amount of the Notes for $65.0 million (including market premiums of $8.6 million). These retirements were financed by borrowings under the new Senior Credit Facility. Long-term bank debt increased by $40.3 million for the nine months ended October 31, 1997 and short-term bank debt increased by $2.9 million.

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

At October 31, 1997, the Company had working capital of $210.5 million compared to $105.4 million at January 31, 1997, an increase of $105.1 million. Current assets increased by $72.1 million primarily due to an increase in receivables of $43.5 million and an increase in inventories of $18.8 million. Receivables increased due to sales seasonality and due to a higher sales level in the last part of the quarter in the U.S. wholesale business. Inventories are seasonally higher at October 31 than at January 31; in addition, the Company has added new product lines and new stores which contributed to the increase in inventories. Additionally, the Company's U.S. wholesale sales were less than planned during the three months ended October 31, 1997, leading to higher inventories. Current liabilities decreased by $33.0 million from January 31, 1997 primarily due to a decrease in current maturities of long-term obligations of $16.4 million, a decrease in accrued liabilities of $34.9 million, and other increases in accounts payable and short-term debt totaling $18.3 million.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD
---------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per share ("SFAS 128") which will be effective for interim and annual periods ending after December 15, 1997 and changes the computation and disclosure requirements for earnings per share. Had earnings per share been reported under the provisions of SFAS 128 for the three months ended October 31, 1997, basic earnings per share before extraordinary item would have been $1.15 per share and earnings per share before extraordinary item assuming dilution would have been $1.11 per share. See Note 1E to the consolidated financial statements included elsewhere herein for further discussion of the effects of SFAS 128.

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



                              SAMSONITE CORPORATION
                              (REGISTRANT)



                              BY  /s/ Thomas R. Sandler
                                  -------------------------------------------
                                    Name:  Thomas R. Sandler
                                    Title: Senior Vice President, Chief
                                           Financial Officer,
                                           Treasurer, and Secretary

Date:    December 3, 1997
      -----------------------

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

10.1 First Amendment, dated as of August 26, 1997, to the Amended and Restated Multicurrency Revolving Credit Agreement, dated as of June 12, 1997, between the Company, Samsonite Europe N.V. and BankBoston, N.A., Generale Bank N.V., Credit Lyonnais New York Branch, and other lending institutions.

10.2 Trademark Purchase and Assignment Agreement, dated as of October 31, 1997, between the Company's subsidiary, McGregor L.L.C. and McGregor International Licensing N.V.

10.3 Trademark Option Agreement, dated as of October 31, 1997, between the Company's subsidiary, McGregor L.L.C. and McGregor International Licensing N.V.

10.4 Amended and Restated Employment Agreement, dated as of October 1, 1997, between the Company and John P. Murtagh.

10.5 Amended and Restated Stock Option Agreement, dated as of October 1, 1997, between the Company and John P. Murtagh.

27          Financial Data Schedule.


-----------------------

/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).