Form 10-K
period 1998-01-31
SAMSONITE CORP/FL
filed 1998-04-30
CIK 914478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K



    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended January 31, 1998
                      OR

    [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to_______

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No _____
                                              -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. _____

  As of April 21, 1998, the registrant had outstanding 20,420,902 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on April 21, 1998, as reported on the Nasdaq National Market was approximately $382.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No_____
    -----

INDEX


                                                                                      Page
                                                                                      ----
PART I
Item 1.       Business.............................................................     3

Item 2.       Properties...........................................................    11

Item 3.       Legal Proceedings....................................................    11

Item 4.       Submission of Matters to a Vote of Security Holders..................    11

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters    12

Item 6.       Selected Financial Data..............................................    13

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................    16

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk               29

Item 8.       Financial Statements and Supplementary Data..........................    29

Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.............................................    29

PART III

Item 10.      Directors and Executive Officers of the Registrant...................    30

Item 11.      Executive Compensation...............................................    30

Item 12.      Security Ownership of Certain Beneficial Owners and Management.......    30

Item 13.      Certain Relationships and Related Transactions.......................    30

PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K......    31

Signatures.........................................................................    32

Index to Consolidated Financial Statements and Schedule............................   F-1

Exhibit Index......................................................................   E-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  Samsonite Corporation (the "Company") is one of the world's largest manufacturers and distributors of luggage. The Company markets its products primarily under the Samsonite(R), American Tourister(R) and Lark(R) brand names. The Samsonite brand enjoys worldwide recognition and is the leading brand of luggage products in the United States and Europe. American Tourister is the second most recognized brand of luggage in the United States. American Tourister products are also sold in Europe. The Lark brand is well-recognized in the United States and competes in the premium segment of the luggage market. Samsonite and American Tourister luggage products have been manufactured and sold continuously since the 1930's.

  The Company's fiscal year ends on January 31 and references to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1998" refers to the 12 months ended January 31, 1998.

  With sales of $736.9 million for fiscal 1998, the Company is a major factor in the worldwide luggage market. Competition in the luggage market is highly fragmented with the vast majority of individual competitors having less than 10% of the Company's annual luggage sales. Samsonite offers the broadest range of products in the luggage industry, including hardside suitcases, softside suitcases, garment bags, casual bags, hardside and softside business cases and other travel bags. Many of today's most successful luggage products and features-such as suitcases on wheels; suitcases with a built-in luggage cart; full-featured, structured garment bags; ultra-light, softside suitcases; and recently, innovative new wheel systems-were introduced or popularized by Samsonite.

  The Company's products are sourced through a global network consisting of 14 Company-operated manufacturing facilities and various third-party suppliers throughout the world. By operating its own facilities to produce hardside luggage and more complex softside products, the Company is better able to control manufacturing quality and achieve shorter product introduction lead times and lower delivery costs. In addition, the Company takes advantage of its global sourcing capabilities by buying basic products from various countries when their product costs or exchange rates are particularly favorable. The Company produces substantially all of its hardside products in Company-operated plants in the United States, Belgium and France. Approximately two-thirds of the Company's softside products are sourced from qualified vendors located principally in the Far East, Eastern Europe and the Dominican Republic, with the balance produced by the Company in the United States, Belgium, Italy, Mexico, Spain, Hungary, and the Slovak Republic.

  The Company's marketing and distribution strategy focuses on the broad middle segment of the luggage market. In the United States, the Samsonite brand has historically been positioned as high quality, innovative luggage, targeted at frequent business travelers; the American Tourister brand has been positioned as quality luggage at an affordable price; and the Lark brand has been positioned as premium luggage targeted at first and business class travelers. In Europe, the Samsonite brand enjoys more of a premium image than in the United States, and is targeted at first class and frequent business travelers. The Company's marketing theme centers around the Samsonite "Worldproof(TM)" brand image which represents strength, durability, quality, and style.

  The Company's products are sold throughout the world in more than 100 countries through approximately 23,000 retail outlets, including department and specialty stores, catalog showrooms, mass merchant retailers, warehouse clubs and Company-owned retail stores located primarily in factory outlet malls. In addition, Samsonite licenses its trademarks for use on non-luggage products such as travel accessories, personal leather goods, handbags and furniture. These products are made and sold primarily by independent licensees which pay royalties to Samsonite.

RECENT EVENTS

  On January 7, 1998, the Company announced it had engaged Goldman, Sachs & Co. as financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. On March 20, 1998, the Board of Directors approved a recapitalization plan (the "Recapitalization"), pursuant to which the Company planned to pay a special cash dividend to stockholders of $12.50 per share. Consummation of the Recapitalization and payment of the $12.50 dividend per share was subject to a number of conditions, including the closing of a new bank credit facility, the successful retirement of the Company's outstanding 11 1/8% Series B Subordinated Notes (which were substantially retired on April 24, 1998 as discussed below), and declaration of the dividend by the Company's Board of Directors.

  The Company also previously announced that it was engaged in discussions with third parties concerning a possible transaction whereby approximately 50% of the Company's equity would be acquired by a third party and shareholders would receive cash payments in the range of $30.00 per share and retain a significant equity interest in the Company. The Board is continuing to explore alternatives to the $12.50 per share dividend Recapitalization (including transactions not involving a controlling equity investment by a third party) which would permit the Company to make cash payments to shareholders significantly greater than $12.50, but significantly less than the $30.00 range previously discussed. No assurances can be given, however, that any such transaction, including the Recapitalization, will be consummated. The Company currently expects to reach a decision by the end of May, 1998 as to which transaction, if any, will be pursued. Any such transaction if pursued will be subject to satisfaction of various conditions, including receipt of necessary financing.

  The Company completed a tender offer on April 23, 1998 for $52.3 million out of the $52.8 million outstanding principal amount of its 11 1/8% Series B Subordinated Notes at a price of $115.35 per $100 of principal. The Company's existing Senior Credit Facility was amended to allow for financing the retirement of the Series B Notes from borrowings under the Senior Credit Facility. The Company will incur a pre-tax charge to earnings of approximately $10 million during the first quarter of fiscal 1999 for the premium paid to repurchase the Series B Notes and other charges related to the tender offer.

  On March 23, 1998, the Company announced a restructuring of its Torhout, Belgium manufacturing operations. The Company will record a charge of approximately $2.6 million pre-tax during the first quarter of fiscal 1999 in connection with the restructuring. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 111 positions.

THE LUGGAGE MARKET

  The worldwide luggage market covers a wide range of products, values and price points. At the highest end of the market are luxury products (such as Louis Vuitton and Gucci) that have prestige identities, high prices, and tightly confined distribution. Beneath the luxury segment is the broad middle band of the luggage market in which products are differentiated by features, brand name and price. Within this band, unit sales volumes are largest at the middle and lower prices. Product differentiation decreases and breadth of distribution increases with decreasing price levels.


  At the low end of the luggage market, unbranded products with few, if any, differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price.

  In the United States, luggage is sold to consumers through (i) traditional retail distribution channels, including department and specialty luggage stores and national retail chains; (ii) catalog showrooms; and (iii) discount retail distribution channels, including mass merchants, warehouse clubs and Company-owned retail stores.

  In Europe, luggage is sold to consumers primarily through traditional distribution channels, primarily department and specialty luggage stores. In the European discount channels, the Company is distributing several new product lines, including its American Tourister brand. Samsonite operates one Company-owned store in Northern Europe, one in Italy and one in Spain. The Company also has two factory outlet stores, one in Italy and one in Spain. In addition, Samsonite products are sold through a group of ten exclusive franchise stores in Italy.

PRODUCTS

  The Company offers the broadest range of products in the luggage industry, including hardside suitcases, softside suitcases, garment bags, casual bags, hardside and softside (including leather) business cases and laptop computer bags. Hardside suitcases and business cases typically consist of two plastic shells held together by a hinge and secured closed by locking latches. The plastic shells are made by injection molding or vacuum forming, some of which use Samsonite's know-how, proprietary technology and unique designs. Softside products are normally made of textile and closed by a zipper. They are often supported by a frame and/or a pull handle and wheel assembly, including proprietary Samsonite designs. Garment bags are designed to hold garments on coat hangers, and can be opened while hanging up. Casual bags include duffle bags and other bags that do not have a frame. Business and attache cases are constructed of both softside and hardside materials. The following table sets forth an estimate of the percentage of the Company's fiscal 1998 revenues from sales of luggage and travel-related products by product type:


     Softside suitcases.................................    39%
     Hardside suitcases.................................    29
     Casual bags (softside).............................    12
     Garment bags (softside)............................     6
     Business cases (hardside and softside).............     4
     Other products (primarily non-luggage).............    10
                                                           ---
                                                           100%
                                                           ===

  The Company sells a full range of luggage products under each of its Samsonite, American Tourister and Lark brand names. Although the positioning of the Company's brands and its target consumers vary somewhat from market to market, product lines within each brand are designed to appeal to targeted consumer groups. The following table sets forth, for each of the Company's principal luggage brands, its market position and targeted consumer.

BRAND NAME                                    MARKET POSITION                           TARGET CONSUMER

Samsonite(R)               Top quality luggage with leading edge features          Business/frequent traveler

American Tourister(R)      High quality luggage offering value, versatility,       Value-conscious traveler
                           and durability

Lark(R)                    Premium luggage for upscale consumers with              First and business class
                           luxurious styling                                       traveler

  Hardside Luggage. The Company manufactures virtually all of its requirements for hardside luggage in its own factories. Hardside luggage is sold under the Samsonite brand globally; in the United States and Europe hardside luggage is also sold under the American Tourister brand. Hardside products provide greater protection and security than softside as well as "wrinkle free" packing for suits and dresses. Both in Europe and in the United States, hardside products are offered in several lines, each including a variety of sizes and styles to suit different consumer needs.

  In Europe, popular Samsonite-branded hardside lines include the Samsonite System 4 Deluxe and System 4 Art lines, priced at the higher end of the market with large cases commanding up to US$550 at retail, the Samsonite Epsilon(R) lines priced in the upper-middle range, and Samsonite Oyster II and Oyster products priced at the lower end.

  In the United States, Samsonite-branded hardside products include the Road Warrior(R) 900 Series and the Silhouette(R) 700 Series in the upper range, Ultralite 3(TM) 550 Series in the upper-middle range, as well as Epsilon(R) 2 400 Series and Oyster(TM) 200 Series products in the middle and lower range which are comparable to such products in Europe.

  Globally, Samsonite distributes and sells hardside suitcases which include features to facilitate transport. These include the patented Piggyback(R) product which incorporates a luggage cart, an extendable handle, and a strap allowing additional bags to be attached and transported. As a result of proprietary improvements in molding technology and design, Samsonite is introducing new lighter weight hardside luggage.

  Softside Luggage. The Company sources approximately two-thirds of its requirements for softside luggage and other bags from numerous independent suppliers located worldwide, and produces the balance of its requirements in its own facilities located in several countries. The Company has introduced many innovative features in its softside products in response to consumer needs for better interior organization, ease of use, mobility and portability. The softside products are sold under all of the Company's major brands, Samsonite, American Tourister, and Lark. Globally, softside products are grouped into product lines with a variety of matching or complementary suitcases, garment bags and other bags.

  Samsonite has introduced numerous softside products with proprietary features over the years. Examples include the Ultravalet(R) Garment Bag, with a unique wrinkle-free folding system, also available on wheels; the EZ Big Wheel(R) rolling system which allows effortless passage over carpet and rough surfaces; and the EZ CART(TM) system, whose 4 wheels support all the weight of the case, combined with a push-handle that provides optimum stability and mobility. Virtually all wheeled upright cases are provided with hook-on features that allow transport of accessory pieces such as casual bags, attache cases, or handbags.

  Other Luggage. Samsonite utilizes its global manufacturing and product sourcing leverage to compete in the high-volume, discount channels of retail distribution by marketing luggage products under a number of secondary brands and retailer labels. These hardside and softside luggage products are generally lower priced than the Company's Samsonite, American Tourister, and Lark products, and usually provide fewer features. Samsonite's secondary brands include Magnum(R) and Royal Traveler(R) in Europe, Tauro(R) in Spain, Azzura(R) and Bogey(R) in Italy, and Legacy(R) in the U.S.

  Licensed Products. The Company licenses Samsonite brand names and McGregor(R) apparel brand names to third parties primarily for the sale of non-luggage products. Licensees most frequently have outstanding competency in their product categories, and sell parallel lines of products under their own or other brands. Currently, licensed products distributed by the Company or by third party licensees include furniture, travel accessories, photo and audio storage gear, personal leather goods, ladies handbags, tool organizers, umbrellas, binoculars, pet carriers, auto accessories, cellular phone cases, back-to-school bags and other childrens' products. Revenue from royalties for licensing the use of Company-owned brand names (including apparel brands) totaled approximately $19.9 million in fiscal 1998.

  New Product Design and Development. The Company devotes significant resources to new product design and development. Most of the Company's products have either been introduced or substantially redesigned since 1990. The Company uses market research to identify consumers' luggage needs and develops product features that address these needs. The Company employs full-time designers and development engineers, and also has sustained long-term outside design relations, ensuring a continuous flow of ideas based on material developments and trends from outside the luggage industry. The Company believes that its intensive product development and emphasis on innovation are fundamental to its continued growth and profitability.

DISTRIBUTION

  The Company's products are sold in more than 100 countries throughout the world through approximately 23,000 retail outlets.

  North America. The Company sells its Samsonite brand products in North America primarily through department stores and luggage specialist stores, and through catalog showrooms and national retailers such as JCPenney and Sears. The acquisition of American Tourister in 1993 increased the Company's presence in discount channels such as mass merchants, warehouse clubs and factory outlets, which are becoming increasingly important in the distribution of luggage. As a result of the strength of its brand names and its targeted marketing strategy, the Company is able to distribute one or more full lines of luggage under each of its principal brand names across different channels of distribution without selling the same product line in more than one channel. In addition, the Company sells luggage products (known as "exclusive label" products) designed exclusively for each of a number of department store and specialty retailing customers and bearing special labels coupled with the Samsonite brand name.

  The following table sets forth an estimate of the percentage of the Company's United States wholesale revenues by distribution channel for fiscal 1998:

           Department/specialty stores.......................   55%
           Exclusive label...................................   15
           Catalog showrooms.................................   11
           Mass merchants....................................   11
           Other.............................................    8
                                                               ---
                                                               100%
                                                               ===

  The Company has a direct sales force of approximately 75 persons that serves approximately 10,000 stores in the United States. In coordination with its key customers, the Company develops exclusive label product lines, coordinates promotional strategies and establishes merchandise resupply objectives. The Company employs electronic order gathering and fulfillment systems that enhance the Company's level of customer service. Combined with automatic electronic order entry, these systems increase sales by minimizing stockouts at the retail level, help the retailer reduce inventory holding and purchasing costs, and increase inventory turnover. Over 60% of Samsonite luggage sales in the United States are derived from orders received through this electronic system.

  As of January 31, 1998, the Company operated 189 retail stores in the United States. Operating its own retail outlets allows the Company to more efficiently reduce discontinued and obsolete inventory positions.

  Europe. The Company distributes its Samsonite brand products in Europe through specialty luggage stores and department stores. Samsonite brand products are generally not distributed through the discount retailers in Europe in order to preserve the premium image of the Samsonite brand. The Company's American Tourister brand has been introduced in Europe to help balance the Company's retail distribution in each of the primary retail channels and is being used to establish a single pan-European brand name in the discount channel.

  The Company services over 11,000 stores in Europe through a direct sales force and product demonstrators of approximately 120 persons who transmit orders by computer to a central distribution facility in Belgium. The Company delivers its products to its European retailing customers through a proprietary distribution network developed at the Company's European headquarters. Orders received electronically from the Company's sales force are processed centrally in Belgium using specialized software created by the Company which deals in the national currency of each of the Company's customers. The Company's systems are also capable of handling the anticipated introduction of a common European currency. Its integration with a centralized shipping facility, electronic order entry, and preparation of all paperwork necessary for multiple cross-border deliveries permits delivery of products within five days after an order is placed to virtually any location in Europe. To complement its business in countries with a direct sales force, the Company also sells to other European markets through distributors and agents located in over 20 countries. Such distributors and agents, as well as those mentioned under "International" below, handle various non-luggage products in addition to the Company's products. Distribution agreements generally provide for mutual exclusivity, whereby distributors do not handle competitors' luggage products, and the Company does not deal with other distributors or agents in their territory.

  International. In markets outside the United States and Western Europe, the Company primarily sells its products directly, through agents and distributors, and under license. The Company entered the Japanese market in 1964 through a licensing arrangement with Ace Luggage Company ("Ace"), Japan's principal luggage manufacturing company. Samsonite brand products made by Ace are sold primarily in department stores throughout Japan. Products sold in international markets are shipped from the United States, Western Europe or Asia depending upon product type, availability and exchange rate. In some instances, the Company has entered new markets through third party distributors and has acquired these third party distributors as markets have matured. The Company currently has joint ventures in Singapore, South Korea, India, Brazil and China, and a wholly-owned distribution organization in Hong Kong. In India and China, the ventures operate newly completed manufacturing facilities to support local sales, and commenced distribution of locally produced Samsonite luggage in mid fiscal 1998. During fiscal 1998, the Company formed a joint venture with Samsonite's current distributor in Argentina, to distribute Samsonite products in Brazil and other major South American markets beginning fiscal 1999.

ADVERTISING

  The Company commits substantial resources to aggressive brand advertising programs that promote the features, durability and quality of the Company's luggage and travel products under the marketing theme "Samsonite - Worldproof". The Company is the only luggage maker which regularly advertises on national television in the United States or in Europe. The Company incurred, under either direct Company or co-op advertising programs, approximately $52 million worldwide for television and print advertising and other related expenses in fiscal 1998 and has incurred in excess of $50 million per year on average during the last four years. A 1994 market survey conducted by an independent survey organization engaged by the Company indicated that over 93% and 79% of travelers surveyed in the United States recognized the Samsonite and American Tourister brand names, respectively, compared to less than 15% for the next most recognized luggage brand. This market survey was conducted by asking adults who made at least one overnight trip during the previous six months to recognize a brand of luggage when presented with a list of luggage brands. Similar surveys show that recognition of the Samsonite brand name in most major Western European countries ranges from 60% to 80%.

  Reinforcing the Company's marketing strategy, Samsonite brand advertising highlights innovative features and benefits of products that meet the needs of business and frequent travelers. Samsonite advertisements run on television, in news weeklies and in inflight and business publications during key consumer purchase periods throughout the year. The Company also helps its retailing customers coordinate their advertising with the Company's national advertising campaigns. The Company was the first luggage company both in the U.S. and in Europe to use television to build brand awareness, and believes its advertising program is the largest of any luggage maker.

MANUFACTURING AND SOURCING PRODUCTS

  The Company's global sourcing network consists of 14 Company-operated manufacturing facilities and various third-party suppliers located principally in the Far East, Eastern Europe and the Dominican Republic. By operating its own facilities to produce hardside luggage and more complex softside products, the Company is better able to control manufacturing quality and reduce lead times and delivery costs. The Company's global sourcing network also enables it to source less complex products from countries with low product costs and favorable currency exchange rates. Company-operated manufacturing facilities are located in Belgium, France, Hungary, Italy, the Slovak Republic, Mexico, Spain, India, China and the United States. In fiscal 1998, approximately 50% of the Company's sales revenues were from products manufactured at its own facilities.

  The Company employs approximately 5,500 people in the manufacture of hardside and softside luggage.

  The Company manufactures virtually all of the hardside luggage products that it distributes. Major hardside production facilities are located in Denver, Colorado; Oudenaarde, Belgium; and Nashik, India; with additional hardside production facilities located in Henin-Beaumont, France; and Ningbo, China.

  In fiscal 1998, approximately one-third of the Company's revenues from softside luggage products were from products manufactured at the Company's own
facilities.   The Company sources the remainder of its softside luggage products primarily from third party vendors in the Far East, Eastern Europe and the Dominican Republic. The Company believes that the significant volume of its softside luggage purchases has enabled it to obtain a reliable supply of high quality, low cost products and prompt order fulfillment. The Company is able to select different third-party suppliers to take advantage of changes in manufacturing, payment terms and shipping costs. The Company does not rely on any single third-party supplier, the loss of which would be material to the Company.

  In September 1996, Samsonite implemented centralized direction and coordination of all sourcing of finished products components. The Company's strategy is to achieve maximum advantage from its purchasing leverage by aggregating orders from the Company's different locations and by better planning and timing its requirements and purchases. Manufacturing processes and materials and component supply arrangements are factored into new product design or existing product improvements. As a result, products are designed to be manufactured more efficiently.

  The Company maintains a rigorous quality control program for goods manufactured at its own plants and at third party vendor facilities. Products are designed to assure durability and strength, and a prototype of each new product is put through a series of simulation and stress tests. In the Company's manufacturing facilities and its Asian sourcing office, it uses quality control inspectors, engineers and lab technicians to perform inspection and laboratory testing on raw materials, parts and finished goods.

COMPETITION

  Competition in the luggage market is highly fragmented with the vast majority of individual competitors having less than 10% of the Company's annual luggage sales. In the United States, the Company competes based on brand name, consumer advertising, product innovation, quality, differentiation, customer service, and price. Price is more important at the lower end of the luggage market where fewer differentiating features are offered. Management of the Company believes that no luggage manufacturer, other than Samsonite, has more than 10% of the United States luggage market. In Europe, the Company competes based on its premium image, brand name, product quality, access to established distribution channels and new product offerings. The Company's principal competition in softside luggage in both Europe and the United States markets is private label luggage manufactured in low labor cost countries, primarily in Asia. The manufacture of softside luggage is labor intensive but not capital intensive, so that the barriers to entry by additional competitors are relatively low. At the very low end of the market is luggage characterized by non-differentiation of features and low margins.

CUSTOMERS

  Customers include most major department stores in the United States and Europe which carry luggage, most specialty stores featuring luggage products, and many other retailers (mass merchants, discounters and other retailers). Samsonite also sells directly to consumers through its retail stores in the United States and Europe. The Company is not dependent on any single customer, and no single customer accounts for more than 5% of the Company's revenues.

TRADEMARKS AND PATENTS

  Trademarks and patents are important to the Company. The Company is the registered owner of its Samsonite, American Tourister, Lark and other trademarks and has approximately 2,140 trademark registrations in the United States and abroad, as of January 31, 1998. The Company also owns approximately 193 United States patents and approximately 538 patents (patents of inventions, industrial design registrations, and utility models) in selected foreign countries. In addition, the Company has approximately 298 patent applications pending worldwide. The Company pursues a policy of seeking patent protection where appropriate for inventions embodied in its products. The Company's patents include EZ CART(TM), Smart Sleeve(TM), Easy Turn(R), Piggyback(R), Ultravalet(R) and Oyster(TM) luggage. The Company has also patented its CPX technology for making luggage shells. Although some companies have sought to imitate some of the Company's patented products, Samsonite has generally been successful in enforcing its worldwide intellectual property rights.

EMPLOYEES AND LABOR RELATIONS

  At January 31, 1998, the Company had approximately 7,800 employees worldwide, with approximately 2,400 employees in the United States and approximately 5,400 employees in other countries. In the United States, approximately 770 employees are unionized under a contract which is renewed every three years and which is due for renewal on April 9, 1999. The Company employs approximately 2,100 workers in its 5 European manufacturing plants located in Belgium, France, Spain, Italy and Hungary. Union membership varies from country to country and is not officially known to the Company; however, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year duration. The Company believes its employee relations are good.

FORWARD-LOOKING STATEMENTS

  Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions including foreign currency fluctuations; industry capacity; changes in customer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; general levels of economic growth in emerging market countries such as India, China, Brazil, Argentina, and other Asian and South American countries; the loss of any significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and various other factors beyond the Company's control.

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

                                                    Approximate
                                  Owned or         Facility Size
     Location                      Leased      (thousands of sq. ft.)
     --------                      --------     ----------------------

     Denver, CO................ Owned/Leased         1,290
     Tucson, AZ................ Owned/Leased            63
     Jacksonville, FL..........    Leased              510
     Warren, RI................    Leased               94
     Stratford, Canada.........    Owned               212
     Nogales, Mexico...........    Leased              313
     Mexico City, Mexico.......    Owned               164
     Oudenaarde, Belgium.......    Owned               649
     Ningbo, China.............    Owned               100
     Nashik, India.............    Owned               150
     Torhout, Belgium..........    Owned                79
     Henin-Beaumont, France....    Owned                98
     Szekszard, Hungary........    Owned                81
     Tres Cantos, Spain........    Owned                37
     Saltrio, Italy............    Leased               74
     Singapore.................    Leased               14
     Hong Kong.................    Leased               27
     Seoul, South Korea........    Leased               24
     Sao Paulo, Brazil.........    Leased               15
     Samorin, Slovak Republic..    Owned                43

  The Company also maintains numerous sales offices, retail outlets and distribution centers in the United States and abroad.

ITEM 3.  LEGAL PROCEEDINGS

  The information regarding legal proceedings contained in note 14 to the Company's consolidated financial statements included elsewhere herein is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock, par value $.01 per share (the "Common Stock"), is presently traded on the Nasdaq National Market under the symbol "SAMC". Prior to the July 14, 1995 merger of Samsonite and Astrum, the Company's common stock was traded on the Nasdaq National Market under the symbol "ASTI". The table below sets forth the high and low sale prices for the Common Stock for fiscal years 1997 and 1998 and through April 21, 1998 (as reported on the Nasdaq National Market). The closing price of the Common Stock on the Nasdaq National Market on April 21, 1998 was $29.25.

Fiscal 1997                                          High     Low
-----------                                          ----     ---

Fiscal quarter ended:

    April 30, 1996                                  19 1/4     9 5/8

    July 31, 1996                                   24 1/2    17 3/8

    October 31, 1996                                40 3/4    18

    January 31, 1997                                45 3/4    33 1/2

Fiscal 1998
-----------

Fiscal quarter ended:

    April 30, 1997                                  50 7/8    37 1/4

    July 31, 1997                                   51 1/4    40 3/4

    October 31, 1997                                53 1/8    35 7/8

    January 31, 1998                                46 3/4    25

Fiscal 1999
-----------

    February 1, 1998 through April 21, 1998         37 7/8    27 7/8

  As of April 21, 1998, the number of holders of record of the Common Stock was 71.

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

ITEM 6.  SELECTED FINANCIAL DATA

  The selected historical financial information for the Company presented below is derived from the Company's audited consolidated financial statements. As discussed in note 1(b) to the Company's consolidated financial statements included elsewhere herein and note (a) to the selected historical financial information presented below, the consolidated financial statements for periods subsequent to June 30, 1993 are not comparable to prior periods.

  The selected historical financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere herein.

                                        Predecessor                             Reorganized
                                        Company (a)                             Company (a)
                                        -----------   --------------------------------------------------------------------------
                                                                    Combined
                                            Five        Seven        Twelve
                                           Months       Months       Months
                                            Ended        Ended       Ended                      Year Ended January 31,
                                           June 30,    January 31,  January 31,   ----------------------------------------------
Statement of Operations Data                 1993         1994        1994(a)        1995        1996       1997         1998
----------------------------            -----------   ------------  -----------   ----------   --------    --------    ---------
                                                                  (In thousands, except per share amounts)
Net Sales (b)                             $192,519      331,100        523,619       635,452    675,209    741,138      736,875
Cost of Goods Sold                         113,032      196,777        309,809       373,967    414,691    449,333      424,349
                                          --------      -------        -------       -------    -------    -------      -------

Gross Profit                                79,487      134,323        213,810       261,485    260,518    291,805      312,526
Selling, General and
 Administrative Expenses                    66,094       97,480        163,574       197,716    203,701    233,761 (c)  234,257
Amortization of Intangible
 Assets (g)                                    206       39,924         40,130        67,189     63,824     31,837        7,101
Provision for Restructuring
 Operations                                      -            -              -             -      2,369     10,670        1,866
                                          --------      -------        -------      --------    -------    -------      -------

Operating Income (Loss)                     13,187       (3,081)        10,106        (3,420)    (9,376)    15,537       69,302
Interest Income                                  -        4,342          4,342         2,909      4,709      1,419        2,574
Interest Expense and
 Amortization of Debt Issue
 Costs and Premium                           4,404 (d)   24,839         29,243        37,875     39,974     35,670       19,918
Other Income - Net                             360        5,504          5,864         2,729      3,967     18,821       28,294
Reorganization Items                       462,447            -        462,447             -          -          -            -
Income Tax Expense                           2,313        6,797          9,110        10,619      9,095     10,389       23,088
Minority Interest in
 Earnings of Subsidiaries                     (901)      (1,148)        (2,049)         (931)    (1,385)    (1,041)        (287)
                                          --------      -------        -------      --------    -------    -------      -------
Income (Loss) from Continuing
 Operations                                468,376      (26,019)       442,357       (47,207)   (51,154)   (11,323)      56,877
Income (Loss) from Operations
 Discontinued and Sold,
  Cumulative Effect of Change
  in Accounting Principles and
 Extraordinary Items                       456,448      (25,502)       430,946       (64,372)   (10,293)        --      (16,178)
                                          --------      -------        -------      --------    -------    -------      -------
Net Income (Loss)                         $924,824      (51,521)       873,303      (111,579)   (61,447)   (11,323)      40,699
                                          ========      =======        =======      ========    =======    =======      =======

Income (Loss) per Share - Basic:
 Continuing Operations                         N/A        (1.68)           N/A         (3.05)     (3.24)      (.71)        2.81
 Net Income (Loss)                             N/A        (3.33)           N/A         (7.22)     (3.89)      (.71)        2.01

Income (Loss) per Share - Assuming Dilution:
 Continuing Operations                         N/A        (1.68)           N/A         (3.05)     (3.24)      (.71)        2.70
 Net Income (Loss)                             N/A        (3.33)           N/A         (7.22)     (3.89)      (.71)        1.93

Balance Sheet Data  (as of end of period)
-----------------------------------------

Property, Plant and Equipment, Net                                  $  131,984 (e)   137,686    140,912    143,959      142,351
Total Assets                                                        $1,111,735 (e)   866,000    607,443    592,658      610,049
Long-Term obligations (including current
 installments)                                                      $  573,197 (f)   417,175    310,959    290,617      179,223
Stockholders' Equity                                                $  253,693 (f)   148,472     25,116     24,998      208,886

See footnotes on page 15

IMPACT OF FAIR VALUE ADJUSTMENTS ATTRIBUTABLE TO THE REORGANIZATION OF ASTRUM, RESTRUCTURINGS AND CERTAIN OTHER EXPENSES:

  Included in the Company's statements of operations are amortization and depreciation related to adjustments of assets and liabilities to fair value in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") in June 1993. The most significant adjustment related to reorganization value in excess of identifiable assets which was amortized over the three-year period ended June 1996. The Company also recorded fresh start adjustments to reflect tradenames, licenses, patents, and other intangibles at their fair values, which are being amortized over periods ranging from one to forty years. Property and equipment adjusted to fair values in connection with the adoption of SOP 90-7 are being depreciated over their respective useful lives, primarily ranging from two to six years. In addition, the Company's statements of operations include provisions for restructuring operations in fiscal 1996, 1997 and 1998 as well as certain other expenses associated with the fiscal 1997 restructuring and management team changes. Such other expenses in fiscal 1997 include those incurred for consulting services in connection with establishing the fiscal 1997 restructuring plan, the cessation of the former chief executive officer's employment, the hiring of new and additional members of the executive management team, and for expenses incurred in excess of the original fiscal 1996 provision for the consolidation of American Tourister manufacturing facilities.

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

                                                                            YEAR ENDED JANUARY 31,
                                                                         ----------------------------
Impact on Net Income or Loss                                             1996        1997        1998
----------------------------                                             ----        ----        ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fresh Start Amortization and Depreciation (g)                           $66,433      34,484      8,738

Provision for Restructuring Operations                                    2,369      10,670      1,866

Certain Other Expenses Associated with the Restructuring and
  Management Changes(c)                                                      --       5,400         --

Tax Benefit                                                              (5,629)    (11,319)    (4,030)
                                                                        -------     -------     ------
After-Tax Impact on Net Income or Loss                                  $63,173      39,235      6,574
                                                                        =======     =======     ======
Impact on Net Income or Loss Per Share - Assuming Dilution              $  4.00        2.38       0.31
                                                                        =======     =======     ======

Impact on Operating Income (Loss)
--------------------------------

Operating Income (Loss)                                                 $(9,376)     15,537     69,302

Fresh Start Amortization and Depreciation (g)                            66,433      34,484      8,738

Provision for Restructuring Operations                                    2,369      10,670      1,866

Certain  Other Expenses Associated with the
  Restructuring and Management Changes (c)                                   --       5,400         --
                                                                        -------     -------     ------

Operating Income Before Fresh Start Amortization and
  Depreciation, Provision for Restructuring Operations
  and Certain Other Expenses Associated with the
  Restructuring and Management Changes                                  $59,426      66,091     79,906
                                                                        =======     =======     ======

See footnotes on Page 15

(a) Prior to July 14, 1995, the Company was a subsidiary of Astrum International Corp. ("Astrum"). On July 14, 1995, Astrum merged with Samsonite Corporation and changed its name to Samsonite Corporation.

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

(b) The Company acquired American Tourister in August 1993. Net sales for the combined periods comprising the year ended January 31, 1994 include net sales of $47.7 million of American Tourister for five months. Net sales for the fiscal years ended January 31, 1995, 1996 and 1997 include net sales for American Tourister of $117.8 million, $115.0 million and $147.3 million, respectively. Because of the consolidation of American Tourister wholesale operations with the Company's, comparable American Tourister sales amounts are not available for fiscal 1998.

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

(d) In accordance with SOP 90-7, no interest expense on the pre-petition securities (certain debt existing at the date of the Plan) was accrued from June 25, 1992 through June 30, 1993.

(e) Includes the effects of SOP 90-7 "fresh start" adjustments recorded at June 30, 1993, net of depreciation and amortization. Pursuant to SOP 90-7, the net book value of property and equipment was increased by $34 million and intangible and other assets were increased by $530 million.

(f) Pursuant to SOP 90-7, under the Plan effected in June 1993, $1.5 billion in long-term debt subject to compromise, including accrued interest, was forgiven in exchange for $500 million principal amount of senior secured notes, approximately $342 million in cash and 15 million shares of common stock. In July 1995, the senior secured notes were redeemed with the proceeds from the sale of the 11 1/8% Series A Senior Subordinated Notes and borrowings under the Company's U.S. banking lines.

(g) As discussed in note (a) above, the Company adjusted its assets and liabilities to their fresh start values effective June 30, 1993. Since June 30, 1993, the Company's statements of operations include amortization and depreciation related to these fresh start adjustments. The most significant fresh start adjustment relates to recording Reorganization Value in Excess of Identifiable Assets, which was amortized over a three-year period which ended in June 1996. In addition, fresh start amortization includes amortization of fresh start adjustments to reflect the fair value of trademarks, licenses, patents and other intangibles, which are being amortized over periods from one to forty years. Fresh start amortization and depreciation also includes depreciation of fresh start adjustments to reflect the fair value of property and equipment, depreciated over their estimated useful lives ranging primarily from two to six years.

  Fresh Start Amortization and Depreciation consists of the following:

                                                                              YEAR ENDED JANUARY 31,
                                                                          ----------------------------
                                                                              1996      1997    1998
                                                                              ----      ----    ----
                                                                                 (IN THOUSANDS)
FRESH START AMORTIZATION:
Amortization of Reorganization Value in Excess of Identifiable Assets.....   $55,072   22,947      --
Amortization of Licenses, Patents and Other...............................     5,263    4,897   3,158
Amortization of Trademarks................................................     2,560    3,079   3,026
                                                                             -------   ------   -----
Total Fresh Start Amortization Included in Amortization of Intangibles....
                                                                              62,895   30,923   6,184
                                                                             -------   ------   -----
FRESH START DEPRECIATION - PROPERTY AND EQUIPMENT:
Included in Cost of Goods Sold............................................     2,895    2,914   2,093
Included in Selling, General and Administrative Expenses..................       643      647     461
                                                                             -------   ------   -----
Total Fresh Start Depreciation............................................     3,538    3,561   2,554
                                                                             -------   ------   -----
Total Fresh Start Amortization and Depreciation...........................   $66,433   34,484   8,738
                                                                             =======   ======   =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto commencing on page F-1. The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1998" refers to the 12 months ended January 31, 1998. The Company's continuing operations consist of a single business segment, the manufacture and sale of luggage and luggage related products. The Company's sales are directed to three principal markets: the United States, Europe and International (representing the balance of the world).

RESULTS OF OPERATIONS
---------------------

  The Company analyzes its net sales and operations by the following categories:
(1) "European operations" which consist of its European manufacturing and distribution operations whose reporting currency is the Belgian franc, (2) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Mexico, Canada, South America, and Latin America and (3) "International operations" which include the sales, manufacturing and distribution operations in Singapore, India, Hong Kong, and South Korea, exports to the Far East and Middle East, and global licensing operations. Beginning in mid-fiscal year 1998, Middle East sales are reported with European operations.

FISCAL 1998 COMPARED TO FISCAL 1997

  General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1998 and fiscal 1997 at average rates of approximately
35.67 and 30.93 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 13% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1998 compared to fiscal 1997. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income - Net. During fiscal 1998, the Company had net gains from such instruments of $6.5 million; during fiscal 1997, the Company had net gains on such instruments of $2.8 million. The Company estimates the reduction in operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $5.6 million and $2.9 million in fiscal 1998 and 1997, respectively.

  Net Sales. Consolidated net sales decreased from $741.1 million in fiscal 1997 to $736.9 million in fiscal 1998, a decrease of $4.2 million. Fiscal 1998 sales were adversely affected by the large decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 1998. Without the effect of the exchange rate difference, fiscal 1998 sales would have increased by $38.3 million or approximately 5%.

  On a U.S. dollar basis, sales from European operations decreased from $280.8 million in fiscal 1997 to $277.2 million in fiscal 1998, a decrease of $3.6 million. Expressed in the local European reporting currency (Belgian francs), fiscal 1998 sales increased by 13.8%, or the U.S. constant dollar equivalent of $38.9 million, from fiscal 1997; however, the increase was more than offset by a $42.5 million exchange rate difference. Despite the effect of the strong U.S. dollar on reported sales, Europe's local results were much improved over the
prior year.   Sales of hardside products were 7% above the prior year due primarily to the success of the new Oyster II product. Sales of softside products were 22% above the prior year because of strong traditional softside luggage sales, the new Trunk & Co product line, and strong computer and other softside business case lines. Sales in most European countries increased over the prior year, with the exceptions of Germany and Belgium, where sales were down approximately 1% from fiscal 1997.

  Sales from the Americas operations increased from $417.6 million in fiscal 1997 to $423.5 million in fiscal 1998, an increase of $5.9 million or 1.4%. The increase was largely due to an increase in U.S. retail sales of $30.4 million or 39% from the prior year. Comparable store sales increased by 15.6% from fiscal 1997 and the number of stores open increased from 149 at January 31, 1997 to 189 at January 31, 1998. The Company has rapidly expanded the number of retail locations during the past two fiscal years which, along with the increase in comparable store sales growth, contributed to the 39% growth in fiscal 1998 sales over fiscal 1997 sales. The Company does not expect to continue the rate of growth in retail store openings in fiscal 1999 and therefore will not sustain the level of retail sales growth achieved in fiscal 1998. U.S. wholesale revenues of $274.0 million were less than the prior year by $21.8 million, or 7.4%. U.S. wholesale sales decreased due to market disruptions caused by the adverse impact of higher pricing strategies, various forms of cross distribution-channel selling, dealer bankruptcies, and product availability problems associated with forecasting and production issues. The Company has addressed these issues by focusing on traditional disciplined channel management and strategic pricing which targets critical retailer price points, and is working on a long-term resolution of forecasting and production issues. Although the Company is taking these corrective actions, it expects sales in the U.S. wholesale division to continue to be negatively impacted by the aforementioned factors through at least the first two quarters of fiscal 1999. Sales from other Americas operations, including Mexico, Canada and Latin America, were less than the prior year by an aggregate of $2.7 million. The decrease in the other Americas countries was caused primarily by a decline in Canadian sales caused by issues related to product standardization requirements which have been modified subsequent to January 31, 1998.

  Sales from International operations decreased from $42.7 million in fiscal 1997 to $36.2 million in fiscal 1998, a decrease of $6.5 million. Product sales from export and emerging markets decreased by $4.7 million from fiscal 1997. During fiscal 1998 the Company moved export responsibility for the Middle East from the Americas to Europe resulting in a decrease in sales classified as International operations. Export sales from the U.S. to Asia have been moved to the Company's subsidiaries in Singapore, Hong Kong, and South Korea entities which were formerly the Company's regional distributors. Transition issues resulting from the formation of the joint ventures and the economic problems in Asia resulted in decreased sales in this region. Sales in India were $2.7 million for fiscal 1998. Samsonite products were introduced to the Indian market through the new Indian manufacturing and distribution joint venture which completed construction and began operations in April 1997. Royalties from global licensing operations decreased by $2.2 million from the prior year; $1.7 million of the difference occurred largely because $3.9 million of revenues were realized in fiscal 1997 from a single license sale transaction while fiscal 1998 included approximately $2.2 million from two separate license sales.

  Gross profit. Consolidated gross profit for fiscal 1998 increased from fiscal 1997 by $20.7 million. Gross margin increased by 3.0 percentage points, from 39.4% in fiscal 1997 to 42.4% in fiscal 1998.

  Gross margins from European operations increased by 0.7 percentage points, from 39.2% in fiscal 1997 to 39.9% in fiscal 1998. The improvement is due to price increases in selected product lines and lower costs from standardized global production sources.

  Gross margins for the Americas operations increased 5.1 percentage points from 38.2% in fiscal 1997 to 43.3% in fiscal 1998. U.S. wholesale margins increased from 35.8% to 43.9%, primarily as a result of price increases on product sales to both trade customers and the Company's retail division and product cost improvements from global sourcing and product design improvements. The increase in gross margins was achieved despite negative production variances incurred during the last half of fiscal 1998 of approximately $4.1 million. Margins in the Americas also benefited from a higher mix of retail versus wholesale sales compared to the prior year. The Company intends to pursue a different marketing and pricing strategy in fiscal 1999 and expects to roll back certain prices approximately 4% to 6% to conform to previously successful pricing strategies and make corresponding reductions in the various co-op advertising and sales promotions costs. Thus, while gross profit margins may decline somewhat from fiscal 1998 levels, the Company believes this strategy will stimulate sales over the long-term and achieve an increased level of operating profit margin percentages from U.S. wholesale sales.

  Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $0.5 million from fiscal 1997 to fiscal 1998. As a percent of sales, SG&A was 31.8% in fiscal 1998 and 31.5% in fiscal 1997.

  SG&A for European operations decreased by $5.6 million from fiscal 1997 to fiscal 1998. The exchange rate difference caused SG&A to decrease by $10.7 million. The remaining increase of $5.1 million was due primarily to higher variable selling expenses of $2.5 million related to the higher sales levels, higher advertising expenses of $2.4 million and various other net increases of $0.2 million.

  SG&A for the Americas operations, including worldwide corporate headquarters, increased by $5.5 million in fiscal 1998 compared to fiscal 1997. SG&A related to U.S. wholesale operations was approximately equal to fiscal 1997. In fiscal 1998, U.S. wholesale price increases and the relatively high rate of new product introductions were supported by increased co-op advertising allowances and other sales promotion credits given to customers, particularly during the second half of fiscal 1998. The Company is modifying this strategy in fiscal 1999 by reducing prices from 4% to 6% on certain products to better target critical retailer and competitive price points. The Company will make corresponding reductions in co-op advertising allowances and sales promotion costs. The Company believes this strategy will better stimulate sales over the long-term and result in an increased level of operating profit margin, albeit with lower gross profit margins and lower selling, general and administrative expenses. SG&A related to U.S. retail operations increased by $10.4 million because of an increase in the number of stores open and increased sales volume. As a percent of sales, retail SG&A decreased from 45.9% of sales in fiscal 1997 to 42.6% of sales in fiscal 1998. SG&A for other Americas operations increased by $1.5 million primarily because of a new Brazilian joint venture. Corporate SG&A decreased by $6.4 million from the prior year due primarily to expenses incurred in the prior year related to expenses associated with a restructuring and changing organization structure in fiscal 1997.

  SG&A for International operations increased by $0.6 million from fiscal 1997 due to the addition of new joint venture subsidiaries in the Far East and startup of operations in India, net of various cost savings from the reorganization of export operations from the U.S. to Europe and the Far East.

  Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See Notes 1(b), 1(i) and 7 to the Company's consolidated financial statements included elsewhere herein for a discussion of the recording and amortization of intangible assets.

  Reorganization value in excess of identifiable assets became fully amortized in fiscal 1997, which generally accounts for the decrease in amortization of intangible assets of $24.8 million in fiscal 1998.

  Provision for restructuring operations. Over the past three fiscal years the Company has recorded a series of restructuring provisions to accrue the costs of consolidating and reorganizing various operations and realigning its management and workforce structure. Net restructuring provisions decreased from $10.7 million in fiscal 1997 to $1.9 million in fiscal 1998. In fiscal 1998, the Company recorded a $3.6 million restructuring provision and reduced the restructuring provision by $1.7 million for excess accruals related to the fiscal 1997 restructuring. The fiscal 1998 restructuring includes the elimination of approximately 180 positions in the Mexico City manufacturing plant and 20 management positions in the U.S. and is expected to be completed by July 31, 1998. The provision consists primarily of costs associated with involuntary employee terminations and is comprised of estimated cash expenditures of $3.3 million and estimated non-cash charges of $0.3 million.
See the discussion of the fiscal 1997 restructuring provision under Results of Operations - Fiscal 1997 Compared to Fiscal 1996 and Note 4 to the consolidated financial statements for further information relative to the restructuring provisions.

  As discussed elsewhere herein, the Company expects U.S. wholesale sales to be depressed through at least the first half of fiscal 1999 because of various market factors which affected U.S. wholesale sales in fiscal 1998, including the adverse impact of price increases and pricing strategies, market disruptions and retailer discounting issues associated with various forms of cross distribution channel sales, and forecasting and production scheduling errors. The Company is currently evaluating its U.S. wholesale hardside production operations in light of various marketing issues the Company is encountering with its hardside suitcase products in the United States which have resulted in excess inventory, declining sales, and reduced production requirements. This evaluation may result in additional restructuring charges related to U.S. wholesale operations in fiscal 1999.

  The Company is also evaluating its investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China which is encountering difficulties in achieving an adequate level of sales and distribution to support operational expenses and finding qualified personnel to manage the joint venture. As a result of this evaluation, the Company may dispose of or liquidate this investment. At January 31, 1998, the Company had a net investment of approximately $2.4 million in this joint venture.

  Operating income (loss). Operating income increased from $15.5 million in fiscal 1997 to $69.3 million in fiscal 1998. This is a result of increased gross profit of $20.7 million, the decrease in amortization of intangibles of $24.8 million, the decrease in restructuring provisions of $8.8 million, net of the increase in SG&A of $0.5 million.

  Interest income. Interest income increased from the prior year by $1.2 million, primarily as a result of nonrecurring interest income received in fiscal 1998 upon recovery of a loan to the settlement trust created as a result of the reorganization in 1993. See Note 14 to the consolidated financial statements included elsewhere herein and the discussion of the collection of the receivable from the trust under Other income, net included elsewhere herein.

  Other income (expenses) - net. Following is an analysis of other income (expense) - net for fiscal 1998 compared to fiscal 1997:

                                                                      Year ended January 31,
                                                                      ----------------------
                                                                         1998        1997
                                                                         ----        ----
                                                                         (In thousands)
Net gains from foreign currency forward delivery contracts (a)          $ 6,463      2,829
Rental income (b)                                                         1,633      1,987
Equity in loss of unconsolidated affiliate (c)                             (547)       (33)
Pension expense related to merged plans (d)                                (706)        --
Foreign currency transaction losses, net (e)                             (1,834)      (211)
Loss on disposition of fixed assets, net (f)                               (377)       (62)
Other, net (g)                                                           (1,247)    (1,120)
Favorable settlement of claims (h)                                        2,060      3,802
Adjustment of allowances relating to previous operations (i)              5,299        529
Adjustment of contingent tax accruals (j)                                12,700         --
Collection of loans to settlement trust (k)                               4,850         --
Adjustment of liability for PBGC claims (l)                                  --     11,100
                                                                        -------     ------
                                                                        $28,294     18,821
                                                                        =======     ======

  (a) The Company has entered into certain forward exchange contracts to reduce its exposures to changes in exchange rates. Other income for fiscal 1998 includes gains from such transactions of $6.5 million. In fiscal 1997, such transactions resulted in gains of $2.8 million. The income recorded for fiscal 1998 results primarily from forward exchange contracts selling forward the Belgian franc which has devalued significantly against the U.S. dollar since the contracts were executed. The Company estimates that the reduction in net sales and operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $42.5 million and $14.8 million and $5.6 million and $2.9 million during fiscal 1998 and 1997, respectively.

  (b) Rental income represents income from rents received from properties retained by the Company which were used in previous operations and which are held for sale as of January 31, 1998. The Company expects that all of these properties will be sold during fiscal 1999 and that rental income will decline accordingly.

  (c) Equity in loss of unconsolidated affiliate represents the Company's 50% equity interest in the losses of its affiliate, Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China. This start-up operation completed construction of a manufacturing plant in Ningbo, China and began operations in fiscal 1998.

  (d) Pension expense related to merged plans represents the net periodic pension expense for plans merged with a Company pension plan as discussed in Note 14 to the consolidated financial statements included elsewhere herein under Contingent Pension Liabilities.

  (e) Foreign currency transaction losses represent net realized losses on payments for goods and services denominated in currencies other than those used for financial reporting. Foreign currency transaction losses increased from $0.2 million in fiscal 1997 to $1.8 million in fiscal 1998 due to the strengthening of the U.S. dollar versus the Mexican Peso, the Canadian dollar, and certain Asian currencies.

  (f) Loss on disposition of fixed assets, net represents losses incurred from the disposition of fixed assets retired or sold in the ordinary course of business.

  (g) Other, net represents miscellaneous expenses and increased from $1.1 million in fiscal 1997 to $1.2 million in fiscal 1998.

  (h) Other income for fiscal 1998 includes $2.1 million from the favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. Additionally, the Company has entered into a non-binding agreement-in-principle to settle the remainder of these claims for approximately $9.4 million. The Company has $10.3 million accrued for the payment of such claims at January 31, 1998. Because these claims are in the judicial process, final settlement is not expected to occur for several months.

  (i) Other income from the adjustment of allowances for contingencies from previous operations of $5.3 million in fiscal 1998 includes (i) $3.8 million from the adjustment of an accrual for potential environmental liability related to real estate used in previous operations, for which no claims were filed and liability terminated by agreement with the purchasers of the real estate during fiscal 1998, and (ii) $1.5 million for the adjustment of allowances for factored receivables from previous operations which were no longer necessary upon collection of the receivables. Fiscal 1997 included $0.5 million of income from the reversal of excess reserves relating to previous operations that were determined to be unnecessary.

  (j) Other income for fiscal 1998 includes adjustments totaling $12.7 million to reduce accruals for certain tax contingencies established in conjunction with the Restructuring referred to in Note 1(b) to the consolidated financial statements included elsewhere herein. The adjustment was made upon the resolution of these contingencies which did not result in any cash payment or future liability for taxes.

  (k) As described in Note 14 to the consolidated financial statements included elsewhere herein, under Obligations to Settlement Trust, the Company had made loans of $4.8 million to a trust (the "Trust") established for the benefit of the holders of certain classes of pre-bankruptcy claims against the Company. The Company provided allowances for the full amount of these loans at the time they were funded and accrued no interest on them. The Trust repaid the Company's loan during fiscal 1998 with interest of $1.4 million. As a result, the Company recognized $4.8 million of other income in fiscal 1998 from the collection of the loan, which had no carrying value, and recorded interest income of $1.4 million. The Company believes it is very unlikely it will be required to make any additional loans to the Trust which, under the terms of the Trust Agreement, must settle with its beneficiaries and dissolve by June 8, 1998.

  (l) Other income in fiscal 1997 includes $11.1 million from the adjustment of a liability accrued from contingent pension liabilities established during the reorganization in 1993. See Note 14 to the consolidated financial statements included elsewhere herein under Contingent Pension Liabilities for a discussion of this matter.

  Interest expense and amortization of debt issue costs and premium. Interest expense and amortization of debt issue costs decreased from $35.7 million in fiscal 1997 to $19.9 million in fiscal 1998. The decrease was caused primarily by retirement of indebtedness out of the proceeds of a public stock offering completed in February 1997, a lower interest rate on borrowings under the senior credit facility which was refinanced in June 1997, and interest savings from the retirement of high interest rate subordinated debt financed by lower rate bank borrowings. See Notes 9 and 18 to the consolidated financial statements included elsewhere herein.

  Income taxes. Income tax expense increased from $10.4 million in fiscal 1997 to $23.1 million in fiscal 1998. The increase in tax expense is due primarily to higher consolidated pretax earnings in fiscal 1998. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, (iii) certain nontaxable liability adjustments, (iv) foreign tax credits and (v) state and local income taxes. See
Note 11 to the consolidated financial statements included elsewhere herein for further analysis of income tax expenses.

  Extraordinary loss. The extraordinary loss of $16.2 million for fiscal 1998 resulted from (i) the payment of $17.3 million of redemption and market premiums and the write-off of deferred financing costs of $4.6 million related to the early retirement of $137.2 million principal amount of the Company's 11 1/8% Series B Senior Subordinated Notes, (ii) the payment of $0.3 million of early retirement fees and the write-off of $3.9 million of deferred financing costs related to refinancing of the previous senior credit facility, and (iii) the tax benefit from the aforementioned transactions of $9.9 million. See Note 9 to the consolidated financial statements included elsewhere herein.

  Net income (loss). The Company had a net loss in fiscal 1997 of $11.3 million and net income in fiscal 1998 of $40.7 million. The increase in the net income from the prior year of $52.0 million is caused by the effect of the increases in operating income and other income and the decrease in interest expense, offset by the increase in income tax expense and the extraordinary loss.

FISCAL 1997 COMPARED TO FISCAL 1996

  General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1997 and fiscal 1996 at average rates of approximately
30.93 and 29.38 francs to the U.S. dollar, respectively. This represented a decrease in the value of the Belgian franc of 5.0%, which resulted in decreases in reported sales, cost of sales and other expenses in fiscal 1997 compared to fiscal 1996. The most significant effects from the difference in exchange rates from fiscal 1997 to fiscal 1996 are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income. During fiscal 1997, the Company had net gains from such instruments of $2.8 million.

  Net Sales. Consolidated net sales increased to $741.1 million in fiscal 1997 from $675.2 million in fiscal 1996, an increase of $65.9 million or 9.8%. Adjusted for the European exchange rate difference, sales increased from fiscal 1996 by 12.0%.

  Sales from European operations increased from $271.6 million in fiscal 1996 to $280.8 million in fiscal 1997, an increase of $9.2 million. The exchange rate difference resulted in a $14.8 million decrease in reported sales versus fiscal 1996. The remainder, an increase of $24.0 million, represents an increase in sales expressed in Belgian francs of 8.8% from fiscal 1996. Despite a generally weak European economy, sales increased due to increased market share, increased sales of diversified products (which includes footwear, handbags, and other travel accessories), and consumer acceptance of new product lines. In fiscal 1997, European sales enjoyed strong third and fourth quarters, with strong summer and Christmas sales reversing trends earlier in fiscal 1997.

  Sales from the Americas operations increased from $366.4 million in fiscal 1996 to $417.6 million in fiscal 1997, an increase of $51.2 million or 14.0%. The increase was due to continued broad consumer preference and demand for Samsonite brand products, particularly lines of upright, lightweight softside luggage which were redesigned in fiscal 1996. Additionally, the Company began sales in the third quarter of fiscal 1997 of its new EZ CART(TM) product. Sales of softside products in the U.S. continued to increase while sales of hardside products decreased from fiscal 1996 to fiscal 1997. U.S. wholesale sales increased from $266.9 million in fiscal 1996 to $295.8 million in fiscal 1997, an increase of $28.9 million or 10.8%. Sales from operations in the other Americas increased from $36.9 million to $43.4 million, an increase of $6.5 million, due to an increase in Mexican sales of $4.5 million, Canadian sales of $1.0 million, and Latin American exports of $1.0 million. Sales from the Company's retail stores increased by $15.8 million or 25.2%, from $62.7 million in fiscal 1996 to $78.5 million in fiscal 1997. Same store sales increased by 10.3% from fiscal 1996. The Company had 149 retail outlets open at January 31, 1997 compared to 126 at January 31, 1996.

  Sales from International operations increased from $37.2 million in fiscal 1996 to $42.7 million in fiscal 1997, an increase of $5.5 million or 14.8%. Of the change in revenues from fiscal 1996, $4.0 million was due to revenue from the sale of McGregor apparel tradenames in certain Pacific Rim countries. The remainder was due primarily to the Singapore distribution company which began operations on January 1, 1996.

  Gross profit. Consolidated gross profit for fiscal 1997 increased from fiscal 1996 by $31.3 million. Gross margin increased by 0.8 percentage point, from 38.6% in fiscal 1996 to 39.4% in fiscal 1997. Without the effect of a sale of tradenames for $4.0 million, gross margin increased 0.4 percentage point to 39.0% in fiscal 1997.

  Gross margins from European operations increased by 1.5 percentage points, from 37.7% in fiscal 1996 to 39.2% in fiscal 1997. The improvement was due to price increases in selected product lines, declining materials costs, and improving productivity variances compared to fiscal 1996.

  Gross profit margins from the Americas operations were 38.2% in fiscal 1997 and fiscal 1996. Certain margin improvements occurred in fiscal 1997 including lower raw materials costs, product cost improvements on certain products, the introduction of innovative products at higher margins, price increases on selected product lines in the fourth quarter of fiscal 1997, higher retail sales (which produce a higher margin than wholesale sales), and decreased sales of obsolete products in fiscal 1997. These improvements were offset by promotional sales discounts, increased sales of certain lower margin products relative to the previous fiscal year, negative productivity variances from the startup of production of new hardside products and the restructuring of operations, and higher than anticipated costs on certain new product lines. The net result of these factors was consistent year-to-year margin percentages.

  Excluding the effect of the tradename sales in fiscal 1997, gross profit margins from International operations decreased by 2.7 percentage points. The decrease was attributable to the lack of price increases and a greater proportion of sales of lower margin products in fiscal 1997.

  In fiscal 1997, the Company began a global standardization project to standardize its product lineup and product components, and finished goods purchasing in order to continue to increase gross profit margins. To further enhance gross profit margins, the Company announced price increases in the United States on many of its product lines effective March 1, 1997.

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

  SG&A for European operations increased by $5.5 million from fiscal 1996 to fiscal 1997. The exchange rate difference caused SG&A to decrease by $4.0 million. The remainder, an increase of $9.5 million, resulted from an increase in SG&A expressed in Belgian francs of 13.3%. The increase was due to higher variable selling and distribution costs related to the higher sales levels ($2.0 million); higher salaries and employee benefits from the hiring of additional sales and general management personnel to support higher sales levels and growth oriented projects ($2.7 million); higher bad debt expense because of the financial difficulties of a few specific customers ($1.1 million); higher advertising expenses to support new products, entry into the eastern European markets, and brand image in light of a generally weak European economy ($2.3 million); and various other expense categories ($1.4 million).

  SG&A for the Americas operations, including worldwide corporate headquarters, increased by $22.3 million in fiscal 1997 compared to fiscal 1996. The increase was due to higher selling and administrative costs related to the increase in retail sales ($7.9 million); higher national and co-op advertising expenses ($6.8 million); expenses relating to the cessation of the former CEO's employment, expenses of hiring new and additional management team members, consulting fees and the other expenses incurred related to the restructuring ($5.4 million); compensation expense related to restricted stock awards ($0.9 million): and other net increases ($1.3 million).

  SG&A for the International operations increased by $2.3 million primarily due to the expenses incurred in the foreign joint venture operations in Singapore, which began in fiscal 1997.

  Amortization of intangible assets. The Company recorded significant intangible assets as a result of its reorganization in 1993. See Notes 1(b), 1(i) and 7 to the Company's consolidated financial statements included elsewhere herein for a discussion of the recording and amortization of intangible assets.

  Reorganization value in excess of identifiable assets became fully amortized as of June 30, 1996, which generally accounts for the decrease in amortization of intangible assets from $63.8 million in fiscal 1996 to $31.8 million in fiscal 1997.

  Provision for restructuring operations. The fiscal 1996 provision resulted from a restructuring of certain manufacturing and administrative functions of the American Tourister division. The fiscal 1997 provision of $10.7 million resulted from a program to further consolidate functions and operations in North America, Europe and the Far East, and to reduce or eliminate certain other operations. The fiscal 1997 restructuring plan includes further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, CO from other locations in the Americas, as well as eventual consolidation of many administrative and control functions, primarily to Denver. The Plan included the elimination of as many as 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. The restructuring provision consisted primarily of costs associated with involuntary employee terminations and was comprised of estimated cash expenditures of $9.7 million and estimated non-cash charges of $1.0 million, both on a pretax basis.

  Operating income (loss). Operating results improved from a loss in fiscal 1996 of $9.4 million to income in fiscal 1997 of $15.5 million, an increase of $24.9 million. This increase was a result of higher revenues and improved margins which increased gross profit by $31.3 million from fiscal 1996 and the decrease in amortization of intangibles of $32.0 million, both of which were partially offset by increases in SG&A of $30.1 million and the higher provision for restructuring of $8.3 million.

  Interest income. Interest income decreased from $4.7 million in fiscal 1996 to $1.4 million in fiscal 1997. Fiscal 1996 interest income included $2.9 million realized from a note receivable collected in connection with the sale of an investment in a television station. Recurring interest income results from temporary investments of cash on hand and is $0.4 million less than in fiscal 1996.

  Other income (expense) - net. Following is an analysis of other income (expense) - net for fiscal 1997 compared to fiscal 1996:

                                                                      Year ended January 31,
                                                                      ----------------------
                                                                         1997        1996
                                                                      ----------   ---------
                                                                          (In thousands)
Net gains from foreign currency forward delivery contracts (a)          $ 2,829       (494)
Rental income (b)                                                         1,987      1,735
Equity in loss of unconsolidated affiliate (c)                              (33)        --
Foreign currency transaction losses, net (d)                               (211)    (1,660)
Loss on disposition of fixed assets, net (e)                                (62)      (245)
Other, net (f)                                                           (1,120)      (737)
Favorable settlement of claims (g)                                        3,802         --
Adjustment of allowances relating to previous operations (h)                529         --
Adjustment of liability for PBGC claims (i)                              11,100         --
Gain on sale of television station (j)                                       --      5,368
                                                                        -------     ------
                                                                        $18,821      3,967
                                                                        =======     ======

  (a) Beginning in fiscal 1997, the Company entered into certain forward exchange contracts to reduce its exposure to changes in exchange rates. Other income for fiscal 1997 includes gains of $2.8 million from such transactions. The income for fiscal 1997 resulted primarily from forward exchange contracts selling forward the Belgian franc. The Company estimates that the reduction in operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc was $2.9 million in fiscal 1997.

  (b) Rental income in fiscal 1997 and 1996 represents rents received from properties retained by the Company which were used in previous operations. As discussed elsewhere herein, such properties are expected to be disposed of in fiscal 1999 and rental income will decline accordingly.

  (c) Equity in loss of unconsolidated affiliate represents the Company's 50% equity interest in the loss of its affiliate, Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China which was formed in fiscal 1997.

  (d) Foreign currency transaction losses represent net realized losses on transactions denominated in currencies other than those used for financial reporting. Foreign currency transaction losses decreased from $1.7 million in fiscal 1996 to $0.2 million in fiscal 1997.

  (e) Loss on disposition of fixed assets, net represents losses incurred from the disposition of fixed assets retired or sold in the ordinary course of business.

  (f) Other, net represents miscellaneous expenses and decreased from $0.7 million in fiscal 1996 to $0.6 million in fiscal 1997.

  (g) Other Income in fiscal 1997 included $3.8 million from the favorable settlement for $0.2 million of a claim against the Company by a related party. The Company had previously accrued $4.0 million for such claim. This claim is part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements included elsewhere herein and relates to the claim for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. The contingent liability was recorded as part of the reorganization. The holders of this claim were Apollo Investment Fund, L.P. ("Apollo") and an affiliate of Apollo. Apollo and its affiliates owned 36.08% of the outstanding shares of the Company's common stock as of March 31, 1997.

  (h) Fiscal 1997 included $0.5 million of income from the reversal of excess reserves relating to previous operations that were determined to be unnecessary.

  (i) Other income in fiscal 1997 included $11.1 million from the adjustment of a previously recorded liability for contingent pension liabilities. See
      Note 14 to the consolidated financial statements included elsewhere herein for a discussion of this item.

  (j) Other income in fiscal 1996 included a $5.4 million gain from the sale of a television station investment related to previous operations.

  Interest expense and amortization of debt issue costs and premium. Interest expense and amortization of debt issue costs and premium decreased from $40.0 million in fiscal 1996 to $35.7 million in fiscal 1997 due to lower levels of outstanding indebtedness in fiscal 1997 and lower average interest rates. The U.S. senior credit facility allowed for lower rates in fiscal 1997 based on improved performance and lower debt levels.

  Income taxes. Income taxes increased from $9.1 million in fiscal 1996 to $10.4 million in fiscal 1997. The increase in tax expense is due to higher consolidated pretax earnings in fiscal 1997, partially offset by amortization of reorganization value in excess of identifiable assets, which is not deductible for tax purposes, in fiscal 1997 as compared to fiscal 1996. The relationship between the expected income tax expense or benefit, computed by applying the U.S. statutory rate to income or loss from continuing operations and income tax expense recognized, resulted primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, and (iii) state and local income taxes. See Note 11 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

  Operations discontinued and sold. The loss from discontinued operations in fiscal 1996 includes an adjustment to reduce previously accrued losses on disposal of $2.6 million, net of income taxes of $1.1 million, and a provision for federal income taxes on the distribution of Culligan stock to certain foreign stockholders of $3.8 million.

  Extraordinary item. The extraordinary loss in fiscal 1996 resulted from the payment of an $18.0 million redemption premium upon the early retirement of senior secured notes. The extraordinary loss is presented in the consolidated financial statements net of the unamortized premium on such notes of $4.4 million and the associated income tax benefit of $5.6 million.

  Net loss. The net loss decreased from $61.5 million in fiscal 1996 to $11.3 million in fiscal 1997, a decrease of $50.2 million. The decrease in the net loss was caused by the effect of the increases in operating and other income and the decreases in interest expense, extraordinary loss, and loss on discontinued operations, offset by the decrease in interest income and the increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by continuing operating activities decreased by $7.1 million in fiscal 1998 from fiscal 1997. Cash flows from net income, adjusted for nonoperating and noncash charges, increased by $22.4 million, primarily as a result of the increases in operating income described above, while cash flow used for increases in working capital and other operating assets increased by $29.5 million. At January 31, 1998, the Company had working capital of $187.2 million compared to $105.4 million at January 31, 1997, an increase of $81.8 million. Current assets increased by $39.3 million primarily due to an increase in receivables of $9.3 million and an increase in inventories of $37.6 million, both of which were partially offset by net decreases in cash and other current assets of $7.6 million. Receivables increased due to a high volume of sales in the second half of the fiscal year and extended terms on certain sales. The increase in inventories of $37.6 million occurred primarily in domestic U.S. operations and resulted from (i) an increase in retail stores' inventories of approximately $15.1 million due to an increase in the number of stores and sales volume and (ii) an increase in wholesale inventories of $15.0 million due to an oversupply of certain new product introductions which were not accepted in the marketplace, an increase in discontinued and obsolete products due to the volume of new product introductions in fiscal 1998, and overproduction in the last half of the fiscal year due to over optimistic sales forecasts. The Company is addressing these problems and intends to reduce inventories through better forecasting and selling discontinued products through its retail store outlets located primarily in factory outlet malls. Subsequent to January 31, 1998, the Company sold two of the four assets held for sale realizing approximately $3.0 million in proceeds, and has a contract to sell another asset for approximately $12.2 million.

  Cash flows used in investing activities increased from $17.0 million in fiscal
1997 to $37.9 million in fiscal 1998, an increase of $20.9 million.   Capital
expenditures were $36.3 million in fiscal 1998 compared to $31.1 million in fiscal 1997. Capital expenditures in fiscal 1998 consist primarily of tooling for new products, warehouse expansion in Europe, and capital expenditures in India for factory construction. Capital expenditures of $6.1 million in fiscal 1998 were incurred in the less than 100% owned subsidiaries, and were therefore financed in part by the other shareholders in the ventures. In fiscal 1997, cash was provided by liquidating assets used in previous operations of $10.4 million while in fiscal 1998 cash of $4.0 million was used to fund obligations related to these previous operations. The Company expects it will continue to use cash to fund these obligations totaling approximately $6.3 million through calendar 2000. During fiscal 1998, the Company formed subsidiaries in Korea and Hong Kong to acquire the distributorships from the former distributors in those countries and made initial investments of approximately $2.5 million for inventory, fixed assets, other assets and goodwill.

  Cash flows provided by (used in) financing activities increased from cash used in financing activities in fiscal 1997 of $11.7 million to cash provided by financing activities in fiscal 1998 of $21.1 million, an increase in cash of $32.8 million. The Company completed a public stock offering in February 1997, receiving net cash proceeds from the offering of $130.2 million and $6.6 million from the exercise of stock options by a former chief executive officer in connection with the offering. The Company also received $0.4 million from the exercise of other employee stock options throughout the fiscal year. The Company used the net proceeds of the stock offering approximately as follows: (i) $89.5 million to redeem and purchase in the market $80.8 million principal amount of 11 1/8% Series B Subordinated Notes (the "Series B Notes"), including $8.7 million for early redemption and market premiums, (ii) $45.0 million to pay down a term loan outstanding on the previous senior credit facility, and (iii) the remainder for accrued interest and revolving credit loans under the senior credit facility. The Company also amended and refinanced the previous senior credit facility, which permitted it to purchase a limited principal amount of the Series B Notes by open market purchases. As a result of the public stock offering and the amended and refinanced Senior Credit Facility, a total of $137.2 million principal amount of the Series B Notes were retired from the previously outstanding amount of $190.0 million and a total of $17.6 million of redemption and market premiums were paid.

  At January 31, 1998, long-term obligations (including current installments) were $179.2 million compared to $290.6 million at January 31, 1997, a decrease of $111.4 million. At January 31, 1998, the Company had $133.0 million available under its Senior Credit Facility. In addition, the Company's foreign subsidiaries have approximately $56 million available borrowings under other short-term lines of credit.

  The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 1998 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. Management of the Company believes that cash flow from operations and amounts available under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources. As further discussed in Note 14 to the consolidated financial statements under Contingent Pension Liabilities and Contingent Liability with Respect to the Old Notes (included elsewhere herein), the Company has merged two pension plans into one of its pension plans and has reached an agreement-in-principle to settle certain claims arising from the reorganization in 1993 for $9.4 million. The Company does not expect the merger of the pension plans to have a material effect on funding requirements for the merged plans and plans to fund the proposed $9.4 million settlement of the other claims out of available capital resources from operations and/or credit facilities.

  The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The economy in Mexico is considered highly inflationary beginning February 1, 1997. The Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

  The Company's foreign operations in Asia consist primarily of distributorships organized as joint venture subsidiaries. Economies and local currencies throughout much of Asia have entered a tumultuous period beginning in fiscal 1998 as a result of political turmoil and general economic problems with principal industries. During fiscal 1998, the Company had approximately $25 million of revenues from Asian sales and royalties and, as of January 31, 1998, approximately $17.2 million in investments and receivables from Asian subsidiaries, not including investments in the India joint venture subsidiary. Part of the Company's hedging strategy is to protect against further currency devaluation by hedging its expected operating earnings and investments related to these countries through forward exchange contracts and local borrowings. There can be no assurance given that such strategies will be effective. Additionally, such hedging strategies do not mitigate the effect on sales and operating earnings of the slumping local economies in these countries.

  Because of the relatively small part of the Company's revenues and assets related to Asia, the Company does not believe the Asian economic problems will have a material impact on the overall Company operations. However, if such conditions continue, the Company's expected growth in this area of the world could be adversely affected.

  The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for the years ended January 31, 1998, 1997, and 1996 was $126.2 million, $88.2 million, and $78.7 million, respectively. However, these amounts include (i) restructuring provisions; (ii) other income primarily related to various items from previous operations; and
(iii) foreign currency transaction losses, net; loss on disposition of fixed assets, net; and other, net (see Note 15 to the consolidated financial statements included elsewhere herein) of $17.9 million, $3.4 million, and $0.4 million for the years ended January 31, 1998, 1997, and 1996, respectively, which management believes should be deducted from the calculation of EBITDA. EBITDA for fiscal 1998 as set forth above reflects the impact of $4.1 million of negative production variances incurred during the last half of fiscal 1998.

RECENT EVENTS AND PROPOSED RECAPITALIZATION

  On January 7, 1998, the Company announced it had engaged Goldman, Sachs & Co. as financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. On March 20, 1998, the Board of Directors approved a Recapitalization plan, pursuant to which the Company planned to pay a special cash dividend to stockholders of $12.50 per share. Consummation of the Recapitalization and payment of the $12.50 dividend per share was subject to a number of conditions, including the closing of a new bank credit facility, the successful retirement of the Company's outstanding 11 1/8% Series B Subordinated Notes (which were substantially retired on April 24, 1998 as discussed below), and declaration of the dividend by the Company's Board of Directors.

  The Company also previously announced that it was engaged in discussions with third parties concerning a possible transaction whereby approximately 50% of the Company's equity would be acquired by a third party and shareholders would receive cash payments in the range of $30.00 per share and retain a significant equity interest in the Company. The Board is continuing to explore alternatives to the $12.50 per share dividend Recapitalization (including transactions not involving a controlling equity investment by a third party) which would permit the Company to make cash payments to shareholders significantly greater than $12.50, but significantly less than the $30.00 range previously discussed. No assurances can be given, however, that any such transaction, including the Recapitalization, will be consummated. The Company currently expects to reach a decision by the end of May, 1998 as to which transaction, if any, will be pursued. Any such transaction if pursued will be subject to satisfaction of various conditions, including receipt of necessary financing.

  The Company expects to record charges to expense in the second quarter of fiscal 1999 for financial, legal and other expenses associated with the process of exploring these alternative plans.

  The Company completed a tender offer on April 23, 1998 for $52.3 million out of the $52.8 million outstanding principal amount of its 11 1/8% Series B Subordinated Notes at a price of $115.35 per $100 of principal. The Company's existing Senior Credit Facility was amended to allow for financing the retirement of the Series B Notes from borrowings under the Senior Credit Facility. The Company will incur a pre-tax charge to earnings of approximately $10 million during the first quarter of fiscal 1999 for the premium paid to repurchase the Series B Notes and other charges related to the tender offer.

  On March 23, 1998, the Company announced a restructuring of its Torhout, Belgium manufacturing operations. The Company will record a charge of approximately $2.6 million pre-tax during the first quarter of fiscal 1999 in connection with the restructuring. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 111 positions.

  As discussed elsewhere herein, the Company expects U.S. wholesale sales to be depressed through at least the first half of fiscal 1999 because of various market factors which affected U.S. wholesale sales in fiscal 1998, including the adverse impact of price increases and pricing strategies, market disruptions and retailer discounting issues associated with various forms of cross distribution channel sales, and forecasting and production scheduling errors. The Company is currently evaluating its U.S. wholesale hardside production operations in light of various marketing issues the Company is encountering with its hardside suitcase products in the United States which have resulted in excess inventory, declining sales, and reduced production requirements. This evaluation may result in additional restructuring charges related to U.S. wholesale operations in fiscal 1999.

  The Company is also evaluating its investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China which is encountering difficulties in achieving an adequate level of sales and distribution to support operational expenses and finding qualified personnel to manage the joint venture. As a result of this evaluation, the Company may dispose of or liquidate this investment. At January 31, 1998, the Company had a net investment of approximately $2.4 million in this joint venture.

EFFECT OF YEAR 2000 ISSUES ON COMPANY OPERATIONS

  The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue which results from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a major system failure or miscalculations. In the U.S., the Company is installing new financial, manufacturing, and distribution software which is Year 2000 compliant. These new systems are being installed in response to other business needs as well as Year 2000 issues. The Company's European division is updating its systems to be Year 2000 compliant and expects this to be completed during fiscal 1999. Other operations throughout the world are generally using recently purchased software which is Year 2000 compliant. The Company estimates it will spend approximately $7 million in the U.S. for new systems by the end of fiscal 1999; costs incurred in Europe and the remainder of the world for Year 2000 compliance are not expected to be material. Although the Company believes it has identified internal Year 2000 issues which might have a significant impact on operations, no assurance can be given that all such issues have been identified or will be corrected. Additionally, no assurances can be given that the Company's customers, vendors, banks or other third parties will not experience Year 2000 issues which may have a significant impact on the Company's operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. This statement is effective for the Company's consolidated financial statements for the year ended January 31, 1998 and has been adopted, resulting in the restatement of earnings per share for all prior periods. Details regarding earnings per share are disclosed at Note 1(k) to the consolidated financial statements.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130), which requires comprehensive income to be displayed prominently within the consolidated financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income, it does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company plans to adopt Statement 130 in the first quarter of fiscal 1999.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available.
Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company plans to adopt Statement 131 in the first quarter of fiscal 1999 by reporting operating segment information on Form 10-Q.

  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (Statement 132). This statement revised employers' disclosures about pension and other postretirement benefit plans and standardizes the disclosure requirements to the extent practicable. This statement is effective for the Company's consolidated financial statements for the year ending January 31, 1999. The Company does not expect the adoption of Statement 132 to materially impact the financial statement presentation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Consolidated Financial Statements and Schedule appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the 1998 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements:
         See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.
     2.  Financial Statement Schedule:
         See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.
     3.  Exhibits:
         See Exhibit Index on pages E-1 through E-4 hereof.

(b)  Reports on Form 8-K.
         Form 8-K dated March 24, 1998.
         Item 5. Other Events

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SAMSONITE CORPORATION

                                    By:  /s/ Richard R. Nicolosi
                                        ----------------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer

                                    Date: April 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                   Date
---------                         -----                                   ----
/s/ Richard R. Nicolosi           Chairman of the Board and Chief         April 29, 1998
-------------------------         Executive Officer
Richard R. Nicolosi

/s/ Richard H. Wiley              Chief Financial Officer and Treasurer   April 29, 1998
-------------------------
Richard H. Wiley

/s/ R. Theodore Ammon             Director                                April 29, 1998
-------------------------
R. Theodore Ammon
                                  Director                                April 29, 1998
-------------------------
Bernard Attal

/s/ Leon D. Black                 Director                                April 29, 1998
-------------------------
Leon D. Black

/s/ Robert H. Falk                Director                                April 29, 1998
-------------------------
Robert H. Falk

/s/ Mark H. Rachesky              Director                                April 29, 1998
-------------------------
Mark H. Rachesky

/s/ Robert L. Rosen               Director                                April 29, 1998
-------------------------
Robert L. Rosen

/s/ Marc J. Rowan                 Director                                April 29, 1998
-------------------------
Marc J. Rowan

/s/ Stephen J. Solarz             Director                                April 29, 1998
-------------------------
Stephen J. Solarz

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



CONSOLIDATED FINANCIAL STATEMENTS                                                  Page
                                                                                   ----
Independent Auditors' Report ..................................................    F-2

Consolidated Balance Sheets as of January 31, 1998 and 1997 ...................    F-3

Consolidated Statements of Operations for each of the years in the three-year
  period ended January 31, 1998 ...............................................    F-4

Consolidated Statements of Stockholders' Equity for each of the years in the
  three-year period ended January 31, 1998 ....................................    F-5

Consolidated Statements of Cash Flows for each of the years in the three-year
  period ended January 31, 1998 ...............................................    F-6

Notes to Consolidated Financial Statements ....................................    F-8

SCHEDULE:

Schedule II - Valuation and Qualifying Accounts ................................   F-33


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Samsonite Corporation:

     We have audited the accompanying consolidated financial statements of Samsonite Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         KPMG Peat Marwick LLP

Denver, Colorado
March 17, 1998, except as to
Note 19, which is as of April 24, 1998

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           January 31, 1998 and 1997
                                 (In thousands)

                                      ASSETS                                               January 31,
                                      ------                                          ----------------------
                                                                                         1998        1997
                                                                                      ----------   ---------
Current assets:
  Cash and cash equivalents                                                           $   3,134       9,343
  Trade receivables, net of allowances for doubtful accounts of  $8,766 and $7,431       91,523      83,276
  Notes and other receivables                                                            10,129       9,045
  Inventories (note 5)                                                                  172,665     135,071
  Deferred income tax assets (note 11)                                                   31,623      36,365
  Prepaid expenses and other current assets                                              13,873      13,012
  Assets held for sale                                                                   11,471       9,002
                                                                                      ---------    --------
    Total current assets                                                                334,418     295,114
Investments in affiliates                                                                 2,425       2,989
Property, plant and equipment, net (note 6)                                             142,351     143,959
Intangible assets, less accumulated amortization of
  $206,260 and $203,039 (notes 2 and 7)                                                 116,908     127,655
Other assets and long-term receivables, net of allowances for doubtful accounts
  of $706 and $5,556 (note 12)                                                           13,947      22,941
                                                                                      ---------    --------
                                                                                      $ 610,049     592,658
                                                                                      =========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
  Short-term debt (note 8)                                                                5,640       2,095
  Current installments of long-term obligations (note 9)                                  6,977      22,862
  Accounts payable                                                                       49,221      46,777
  Accrued interest expense                                                                1,223       2,183
  Accrued compensation and employee benefits                                             17,228      21,540
  Other accrued expenses (note 14)                                                       66,917      94,262
                                                                                      ---------    --------
    Total current liabilities                                                           147,206     189,719
Long-term obligations, less current installments (notes 9 and 19)                       172,246     267,755
Deferred income tax liabilities (note 11)                                                15,730      30,921
Other noncurrent liabilities (notes 12 and 14)                                           59,838      75,125
                                                                                      ---------    --------
    Total liabilities                                                                   395,020     563,520
                                                                                      ---------    --------

Minority interests in consolidated subsidiaries                                           6,143       4,140
                                                                                      ---------    --------

Stockholders' equity (notes 9, 10 and 18):
  Preferred stock                                                                            --          --
  Common stock                                                                              204         160
  Additional paid-in capital                                                            418,462     266,752
  Accumulated deficit                                                                  (195,171)   (235,870)
  Foreign currency translation adjustment                                               (14,449)     (5,337)
  Unearned compensation - restricted shares                                                (160)       (707)
                                                                                      ---------    --------
    Total stockholders' equity                                                          208,886      24,998
                                                                                      ---------    --------
Commitments and contingencies (notes 9, 10, 12, 14 and 19)
                                                                                      $ 610,049     592,658
                                                                                      =========    ========

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                                 Year ended January 31,
                                                                             -------------------------------
                                                                               1998        1997       1996
                                                                             ---------   --------   --------
Net sales                                                                    $736,875    741,138    675,209
Cost of goods sold                                                            424,349    449,333    414,691
                                                                             --------    -------    -------
  Gross profit                                                                312,526    291,805    260,518
Selling, general and administrative expenses                                  234,257    233,761    203,701
Amortization of intangible assets                                               7,101     31,837     63,824
Provision for restructuring operations (note 4)                                 1,866     10,670      2,369
                                                                             --------    -------    -------
  Operating income (loss)                                                      69,302     15,537     (9,376)

Other income (expense):
 Interest income                                                                2,574      1,419      4,709
 Interest expense and amortization of debt issue costs and premium            (19,918)   (35,670)   (39,974)
 Other income - net (notes 14 and 15)                                          28,294     18,821      3,967
                                                                             --------    -------    -------
  Income (loss) from continuing operations before income taxes, minority
   interest, and extraordinary item                                            80,252        107    (40,674)

Income tax expense (note 11)                                                  (23,088)   (10,389)    (9,095)
Minority interest in earnings of subsidiaries                                    (287)    (1,041)    (1,385)
                                                                             --------    -------    -------
  Income (loss) from continuing operations before extraordinary item           56,877    (11,323)   (51,154)

Operations discontinued and sold (note 3):
 Loss on discontinuance - net, after income tax expense                           --         --      (2,251)
  of $1,062                                                                  --------    -------    -------
  Income (loss) before extraordinary item                                      56,877    (11,323)   (53,405)

Extraordinary item - loss on extinguishment of debt,
 net of income tax benefit of $9,930 and $5,589 (note 9)                      (16,178)        --     (8,042)
                                                                             --------    -------    -------
  Net income (loss)                                                          $ 40,699    (11,323)   (61,447)
                                                                             ========    =======    =======
Income (loss) per common share - basic:
   Continuing operations before extraordinary item                           $   2.81       (.71)     (3.24)
   Operations discontinued and sold                                                --         --       (.14)
   Extraordinary item                                                            (.80)        --       (.51)
                                                                             --------    -------    -------
   Net income (loss) per share                                               $   2.01       (.71)     (3.89)
                                                                             ========    =======    =======

  Income (loss) per common share - assuming dilution:
   Continuing operations before extraordinary item                           $   2.70       (.71)     (3.24)
   Operations discontinued and sold                                                --         --       (.14)
   Extraordinary item                                                            (.77)        --       (.51)
                                                                             --------    -------    -------
   Net income (loss) per share                                               $   1.93       (.71)     (3.89)
                                                                             ========    =======    =======

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                      (In thousands, except share amounts)

                                                                                 Foreign       Unearned         Note
                                                          Additional  Accumu-   currency     compensation-    receivable
                                   Preferred   Common      paid-in    lated     translation    restricted        from
                                    stock(1)   stock(2)    capital    deficit   adjustment      shares         officer
                                    -------    -------     -------    -------   ----------      ------         -------

Balance, February 1, 1995           $    --        155     312,989   (163,100)      (1,572)         --              --
  Net loss                               --         --          --    (61,447)          --          --              --
  Issuance of 425,532 shares
    to officer in exchange for
    note receivable (note 10)            --          4       9,996         --           --          --         (10,000)
  Spinoff of water treatment
    business (note 3)                    --          --    (61,143)        --           --          --              --
  Foreign currency
    translation adjustment               --          --         --         --          (766)        --              --
                                    -------       -----    -------   --------        -------    -------       --------
Balance, January 31, 1996                --         159    261,842   (224,547)       (2,338)        --         (10,000)
  Net loss                               --          --         --    (11,323)           --         --              --
  Issuance of 55,000 shares of
    common stock to an officer
    for cash (note 10)                   --          --      1,004         --            --         --              --
  Stock award of 60,000 shares
    of restricted common stock
    to an officer (note 10)              --           1      1,094         --            --     (1,095)             --
  Issuance of 513 shares to
    directors for services (note 10)     --          --         19         --            --         --              --
  Amortization of restricted
    stock award to compensation
    expense (note 10)                    --          --         --         --            --        388              --
  Compensation expense accrued for
    stock bonus awards (note 10)         --          --        503         --            --         --              --
  Exercise of employee stock
    options and related income
    tax benefits (note 10)               --          --        591         --            --         --              --
  Reclassification of accrued
    compensation for stock
    options exercised                    --          --      1,699         --            --         --              --
  Foreign currency
    translation adjustment               --          --         --         --         (2,999)       --              --
  Payment of note receivable
    (note 10)                            --          --         --         --             --        --          10,000
                                    -------       -----    -------   ---------       -------    ------        --------
Balance, January 31, 1997                --         160    266,752    (235,870)       (5,337)     (707)             --
  Net income                             --          --         --      40,699            --        --              --
  Issuance of 3,300,000 shares
    of common stock in
    public offering, net of
    offering costs and
    underwriting discount of
    $8,303 (note 18)                     --          33    130,209          --            --         --             --
  Issuance of 4,032 shares to
    directors for services (note 10)     --          --        174          --            --         --             --
  Issuance of 1,033,203
    shares for exercise of
    employee stock options and
    related income tax benefits,
    net of 889,450 shares
    exchanged (notes 10 and 18)          --          11     20,617         --             --         --             --
  Amortization of restricted
    stock award to compensation
    expense (note 10)                    --          --         --          --             --       547             --
  Compensation expense accrued for
     stock bonus awards (note 10)        --          --        710          --             --        --             --
  Foreign currency
     translation adjustment              --          --         --          --          (9,112)      --             --
                                    -------       -----    -------   ---------        --------  -------       --------
Balance, January 31, 1998           $    --         204    418,462    (195,171)        (14,449)    (160)            --
                                    =======       =====    =======   =========        ========  =======       ========

(1) $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding at January 31, 1998 or 1997.
(2) $.01 par value; 60,000,000 shares authorized; 20,371,068 and 16,033,833 shares issued and outstanding at January 31, 1998 and 1997, respectively.

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                       Year ended January 31,
                                                                                 ---------------------------------
                                                                                     1998        1997       1996
                                                                                     ----        ----       ----
Cash flows from operating activities:
  Net income (loss)                                                                $ 40,699    (11,323)   (61,447)
  Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
    Nonoperating loss (gain) items:
      Loss on extinguishment of debt                                                 16,178         --      8,042
      Loss on discontinuance of operations                                               --         --      2,251
      Loss on disposition of fixed assets, net                                          377         62        245
      Gain on sale of other asset                                                        --         --     (5,368)
    Depreciation and amortization of property, plant and equipment                   21,493     22,052     20,277
    Amortization of debt issue costs and premium                                        888      1,932        803
    Amortization of intangible assets                                                 7,101     31,837     63,824
    Amortization of stock awards and stock issued for services                        1,431        910         --
    Deferred income tax expense (benefit)                                            (4,750)     1,365      2,809
    Adjustment of liability for PBGC claims                                              --    (11,100)        --
    Adjustment of allowances for contingencies from previous operations              (5,299)        --         --
    Adjustment of liability for contingent accruals                                 (12,700)        --         --
    Net provision for doubtful accounts                                               4,341      2,815      2,627
    Net provision for restructuring operations                                        1,866     10,670      2,369
    Changes in operating assets and liabilities:
      Trade and other receivables                                                   (13,177)   (17,850)     3,544
      Inventories                                                                   (35,686)   (19,335)    (6,404)
      Other current assets                                                             (440)     3,431       (620)
      Accounts payable and accrued liabilities                                        1,234      9,027    (11,114)
    Other adjustments - net                                                          (5,345)       853     (2,170)
                                                                                   --------    -------    -------
      Net cash provided by continuing operating activities                           18,211     25,346     19,668
                                                                                   --------    -------    -------
Cash flows provided by (used in) investing activities:
  Proceeds from sales of fixed assets and other asset                                 1,625      2,323     15,086
  Purchases of property, plant and equipment:
    By Company and wholly-owned subsidiaries                                        (30,189)   (25,465)   (19,668)
    By less than 100% owned subsidiaries                                             (6,124)    (5,628)    (2,000)
  Cash received from spinoff of operations                                               --         --    112,000
  Net cash received from (used in) previous operations                               (3,999)    10,446     10,483
  Acquisition of foreign distributorships                                            (2,547)        --         --
  Acquisition of Mexico subsidiary, net of cash acquired of $1,469                       --         --      1,275
  Other                                                                               3,292      1,307       (280)
                                                                                   --------    -------    -------
      Net cash provided by (used in) investing activities                           (37,942)   (17,017)   116,896
                                                                                   --------    -------    -------

                     SAMSONITE CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)

                                                                           Year ended January 31,
                                                                      ---------------------------------
                                                                         1998        1997       1996
                                                                         ----        ----       ----
Cash flows provided by (used in) financing activities:
  Net borrowings (payments) of senior credit facility                 $  53,628     (8,000)     58,000
  Proceeds from issuance of senior notes                                     --         --     190,000
  Issuance costs for senior notes and credit facility                      (467)        --     (13,472)
  Retirement of senior notes                                           (137,199)        --    (375,217)
  Redemption premium on retirement of long-term obligations             (17,556)        --     (18,000)
  Proceeds from long-term obligations - other                             4,657     26,206      19,910
  Payments of long-term obligations - other                             (25,980)   (35,901)    (15,201)
  Proceeds from (payments of) short-term debt - net                       4,096     (7,231)    (14,022)
  Proceeds from public stock offering, net of offering costs            130,242         --          --
  Proceeds from sale of common stock and exercise of stock options        7,012      1,327          --
  Payment of note receivable from officer                                    --     10,000          --
  Other, net                                                              2,621      1,907      (1,384)
                                                                      ---------    -------    --------
     Net cash provided by (used in) financing activities                 21,054    (11,692)   (169,386)
                                                                      ---------    -------    --------

Effect of exchange rate changes on cash and cash equivalents             (7,532)    (2,473)     (1,813)
                                                                      ---------    -------    --------

     Net decrease in cash and cash equivalents                           (6,209)    (5,836)    (34,635)
Cash and cash equivalents, beginning of year                              9,343     15,179      49,814
                                                                      ---------    -------    --------
Cash and cash equivalents, end of year                                $   3,134      9,343      15,179
                                                                      =========    =======    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                              $  20,451     33,194      46,755
                                                                      =========    =======    ========
  Cash paid during the year for income taxes, net                     $   8,733      3,210       5,315
                                                                      =========    =======    ========

Noncash transactions:
 During the years ended January 31, 1998, 1997, and 1996, property and equipment was acquired under capital lease financing transactions aggregating $924, $1,281 and $2,307, respectively.
 Other noncash transactions are described in notes 3, 10, 14, and 15.

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           January 31, 1998 and 1997

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

     Previously, Astrum was a holding company with subsidiaries involved in the water treatment business and apparel manufacturing business in addition to the luggage business. As more fully explained in note 3, the Company spun off the water treatment and discontinued the apparel manufacturing business segments.

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

     The Restructuring has been accounted for pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and that a new reporting entity be created. On June 30, 1993, for accounting purposes, the Plan was consummated and SOP 90-7 was adopted. The accompanying consolidated financial statements include the ongoing impact of the fresh-start reporting, the most significant of which included the recording of Reorganization Value in Excess of Identifiable Assets. Reorganization Value in Excess of Identifiable Assets was amortized over a three-year period which ended in June 1996.

(c)  Principles of Consolidation

     The consolidated financial statements include the financial statements of Samsonite Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's foreign subsidiaries generally have December 31 year ends.

     Minority interests consist of other stockholders' ownership interests in majority-owned subsidiaries of the Company.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(d)  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

(e)  Cash Equivalents

     The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(f)  Inventories

     The Company values inventories at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

(g)  Investments in Affiliates

     Investments in affiliates for which the Company owns 20% to 50% are accounted for under the equity method.

     At January 31, 1998, investments in affiliates primarily represent the Company's investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China.

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

     Assets held for sale are assets not used in the Company's luggage manufacturing or distribution operations; the majority of such assets were sold, or were under contract for sale, subsequent to January 31, 1998. These assets are recorded at the lower of cost or net realizable value (fair value less costs to sell).

     Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

     Buildings.................................... 20 to 65 years
     Machinery, equipment and other............... 2 to 20 years

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

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

     Tradenames....................................40 years
     Licenses, patents and other...................1 to 23 years

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

(k)  Per Share Data

     The Company has adopted and retroactively applied the requirements of Statement of Financial Account Standards No. 128, Earnings Per Share ("SFAS 128") to all periods presented. This change does not have a material impact on the computation of the earnings per share data. SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method. The following table presents a reconciliation of the numerators and denominators of basic earnings per share and earnings per share - assuming dilution for the year ended January 31, 1998:

                                                 INCOME        SHARES     PER SHARE AMOUNT
                                               -----------   ----------   ----------------
Basic earnings per share:

 Income from continuing operations
   before extraordinary item available to
   common stockholders                          $56,877,000   20,235,802              $2.81
                                                                                      =====
 Add dilutive effect of stock options and
   awards                                                --      850,783
                                                 -----------   ----------
Earnings per share - assuming dilution:

 Income from continuing operations
   before extraordinary item available to
   common stockholders plus assumed
   conversions                                   $56,877,000   21,086,585              $2.70
                                                 ===========   ==========              =====

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     Loss from continuing operations before extraordinary item per share and net loss per share for the years ended January 31, 1997 and 1996 is computed based on a weighted average number of shares of common stock outstanding during the period of 15,971,157 and 15,806,675, respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the years ended January 31, 1997 and 1996 because of the antidilutive effect of stock options and awards when there is a loss from continuing operations.

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

(m)  Insurance

     The Company maintains self-insurance programs for certain workers' compensation risks up to $300,000 per individual claim. The Company purchases excess workers' compensation coverage for individual claims in excess of $300,000.

(n)  Foreign Exchange Risk and Financial Instruments

     The accounts of the Company's foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense). See note 15.

     The Company enters into foreign exchange contracts in order to reduce its economic exposure to fluctuations in currency exchange rates on certain foreign operations and royalty agreements through the use of forward delivery commitments. Generally, open forward delivery commitments are marked to market at the end of each accounting period and corresponding gains and losses are recognized in other income (expense). See note 15.

     With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company's customer base and geographic areas covered by the Company's operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     to banks with recourse. At January 31, 1998, approximately $13,586,000 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

(o)  Accounting for Long-lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets, and certain identifiable intangible assets, used in operations when indicators of impairment are present and the undiscounted future cash flows (without interest charges) estimated to be generated by such assets are less than the assets' carrying amount. Impairment is measured by the excess of the assets' carrying amount over fair value. SFAS 121 also requires that long-lived assets and certain identifiable intangibles that are expected to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell.

(p)  Revenue Recognition

     Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for markdown allowances, returns and discounts. Revenues from retail sales are recognized at the point-of-sale.

     The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $19,925,000, $20,548,000, and $17,056,000 for the years ended January 31, 1998, 1997, and 1996, respectively. Royalty revenues in fiscal 1998 and 1997 include approximately $2,200,000 and $3,900,000, respectively, from the sale of apparel trademarks in certain foreign countries.

(2)  PURCHASE OF SOUTH KOREA AND HONG KONG DISTRIBUTORSHIPS

     During the year ended January 31, 1998, the Company formed a subsidiary, Samsonite Korea Limited ("SKL"), which is owned 71% by the Company and 29% by the Company's former distributor in South Korea. The Company contributed $832,000 to SKL for its equity interest. SKL acquired the inventory, fixed assets, and other assets of the distributorship and recorded approximately $200,000 of goodwill. By agreement with its joint venture partner, the Company will acquire an additional 9% interest in SKL on October 1, 1998.

     During the year ended January 31, 1998, the Company formed a 100% owned subsidiary, Samsonite Hong Kong Limited ("HKL"), which purchased the assets of the Company's former Hong Kong distributor. The Company made investments or advances to HKL of $1,715,000 for the purchase of inventory, fixed assets, and other assets from the former Hong Kong distributor. Approximately $439,000 of goodwill was recorded as a result of the purchase.

(3)  OPERATIONS DISCONTINUED AND SOLD

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

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

(4)  PROVISION FOR RESTRUCTURING OPERATIONS

     Fiscal 1998
     -----------

     The Company recorded a pretax restructuring provision in fiscal 1998 of $3,589,000 and adjusted for excess fiscal 1997 restructuring accruals by $1,723,000, resulting in a net expense for restructuring operations in fiscal 1998 of $1,866,000. The fiscal 1998 restructuring provision was provided primarily for costs associated with the involuntary termination of 180 manufacturing positions in Mexico and twenty management positions in the U.S. and is comprised of estimated cash expenditures estimated of $3,283,000 and non-cash charges of $306,000. Through January 31, 1998, $1,945,000 of severance costs had been charged against the accrual.

     Fiscal 1997
     -----------

     The Company recorded a restructuring provision of $10,670,000 in fiscal 1997 as a result of a restructuring program to consolidate functions and operations in North America, Europe, and the Far East, and to reduce or eliminate certain other operations.

     The restructuring plan included further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, Colorado from other locations in the Americas, as well as consolidation of many administrative and control functions to Denver. The plan included the elimination of as many as 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. The restructuring provision consisted primarily of costs associated with involuntary employee terminations and was comprised of cash expenses of $9,670,000 and non-cash expenses of $1,000,000, both on a pretax basis. Through January 31, 1998, approximately $8,183,000 had been charged against the accrual for restructuring expenses, approximately $1,723,000 was determined to be overaccrued and was credited to expense, and approximately $764,000 remains accrued at January 31, 1998 for certain pension settlement costs yet to be incurred.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(5)  INVENTORIES

     Inventories consisted of the following:

                                        January 31,
                                    -------------------
                                       1998      1997
                                    ---------  --------
                                       (In thousands)

     Raw materials and supplies      $ 47,814    38,532
     Work in process                   10,476    10,842
     Finished goods                   114,375    85,697
                                     --------   -------
                                     $172,665   135,071
                                     ========   =======

(6)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                        January 31,
                                    -------------------
                                       1998      1997
                                    ---------  --------
                                       (In thousands)
     Land                            $ 12,266    13,324
     Buildings                         60,524    62,561
     Machinery, equipment and other   133,778   121,875
                                     --------   -------
                                      206,568   197,760
     Less accumulated depreciation
     and amortization                 (64,217)  (53,801)
                                     --------   -------
                                     $142,351   143,959
                                     ========   =======

     Property, plant and equipment includes property and equipment under capital leases as follows:

                                        January 31,
                                    -------------------
                                       1998      1997
                                    ---------  --------
                                       (In thousands)

     Buildings                       $  4,178     4,856
     Machinery, equipment and other     2,707     2,323
                                      -------    ------
                                        6,885     7,179
     Less accumulated amortization     (1,388)   (1,090)
                                      -------    ------
                                      $ 5,497     6,089
                                      =======    ======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(7)  INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:

                                             January 31,
                                          ------------------
                                            1998      1997
                                          ------------------
                                            (In thousands)
     Tradenames                           $108,556   115,838
     Licenses, patents and other             8,352    11,817
                                          --------   -------
                                          $116,908   127,655
                                          ========   =======

(8)  SHORT-TERM DEBT

     As of January 31, 1998 and 1997, the Company had $5,640,000  and $2,095,000
     of short-term debt outstanding under foreign lines of credit, respectively. During the year ended January 31, 1998, the weighted average interest rate on foreign short-term borrowings was 6.26% and the average interest rate at January 31, 1998 was 7.50%. The European subsidiaries had unused available borrowings on foreign lines of credit and other foreign borrowing arrangements totaling approximately $47 million as of January 31, 1998, which are generally restricted for working capital purposes.

     Other foreign subsidiaries had approximately $8.6 million available under bank credit lines at January 31, 1998.

(9)  LONG-TERM OBLIGATIONS

     Long-term obligations represent long-term debt and capital lease obligations as follows:

                                                      January 31,
                                             ----------------------------
                                                 1998            1997
                                             ------------     -----------
                                                    (In thousands)
     Senior Credit Facility (a)                 $102,533           50,000
     Other obligations (b)                        19,587           45,526
     Capital lease obligations (c)                 4,302            5,091
     11 1/8% Series B Senior Subordinated
     Notes (d)                                    52,801          190,000
                                                --------          -------
                                                 179,223          290,617
     Less current installments                    (6,977)         (22,862)
                                                --------          -------
                                                $172,246          267,755
                                                ========          =======


(a)  Senior Credit Facility

     Effective June 12, 1997, the Company entered into an amended and restated Senior Credit Facility agreement. The new agreement provides for a $200 million revolving credit facility ("Revolving Credit Facility A") due June 12, 2002 and a $50 million revolving credit facility ("Revolving Credit Facility B") due June 11, 1998. The Revolving Credit Facility A is a multicurrency facility which allows for loans of $140 million in U.S. dollars and $60 million in various European currencies.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

     The following amounts were outstanding at January 31, 1998 under the Senior Credit Facility:

     Revolving Credit Facility A:
          Borrowings                     $102.5 million
          Letters of Credit              $ 14.5 million
     Revolving Credit Facility B         $ --

     Borrowings under the agreement accrue interest at rates adjusted periodically depending on the Company's financial performance as measured by certain financial ratios each quarter. At January 31, 1998, U.S. loans outstanding under the Senior Credit Facility bear interest at approximately 6% and foreign currency loans outstanding bear interest at approximately 5%. Additionally, a facility fee of .125% to .350% of the total commitment depending on financial performance, whether used or unused, is payable quarterly. At January 31, 1998, the facility fee was .150%.

     The Senior Credit Facility is secured by 100% of the stock of significant domestic subsidiaries and 66% of the stock of the Company's principal foreign subsidiaries. The agreement contains financial covenants requiring the Company to maintain certain financial ratios and minimum stockholders' equity. The agreement also contains covenants which limit the incurrance of additional indebtedness, the payment of dividends, the disposition of assets, and other restrictions. The agreement generally allows the Company to pay dividends not to exceed 30% of its net income.

     As a result of entering into the amended and restated Senior Credit Facility, which has significantly different terms and conditions than the previous facility, the Company charged to expense the balance of deferred financing costs relating to the previous facility totaling $3,989,000 and paid prepayment penalties of $279,000. These charges are recorded as part of the extraordinary item from loss on extinguishment of debt, net of tax effects, in the accompanying consolidated statement of operations for the year ended January 31, 1998.

(b)  Other Obligations

     As of January 31, 1998, other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $16.0 million and a $3.6 million secured financing arrangement with a European leasing corporation. The obligations bear interest at varying rates and mature through 2002.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(c)  Leases

     Future minimum payments under noncancelable capital leases, which relate primarily to property and equipment, and noncancelable operating leases, which relate primarily to retail floor space rental, at January 31, 1998 were as follows:

                                                                                     Capital    Operating
                                                                                      leases     leases
                                                                                      ------     ------
                                                                                        (In thousands)
     Year ending January 31:
       1999                                                                          $ 1,473       11,811
       2000                                                                            1,421        8,607
       2001                                                                              721        6,723
       2002                                                                              593        5,073
       2003                                                                              479        2,437
     Thereafter                                                                          986        1,782
                                                                                     -------       ------
       Total minimum lease payments                                                    5,673       36,433
                                                                                                   ======

     Less amount representing interest                                                (1,371)
                                                                                     -------
          Present value of net minimum capital lease payments                          4,302
     Less current installments of minimum capital lease payments                      (1,055)
                                                                                     -------
     Long-term obligations under capital leases, excluding current installments      $ 3,247
                                                                                     =======

Rental expense under cancelable and noncancelable operating leases pertaining to continuing operations consisted of the following:

                                                  Year ended January 31,
                                                 ------------------------
                                                  1998      1997    1996
                                                  ----      ----    ----
                                                      (In thousands)
     Minimum rentals                             $10,421   10,723   8,650
     Contingent rentals                            1,358      714     523
                                                 -------   ------   -----
                                                 $11,779   11,437   9,173
                                                 =======   ======   =====

     Aggregate maturities of long-term obligations at January 31, 1998 were as follows (in thousands):

     Year ending January 31:
         1999                                         $  5,922
         2000                                            4,840
         2001                                            4,224
         2002                                            1,734
         2003                                          103,662
         Thereafter                                     54,539
                                                      --------
                                                       174,921
         Obligations under capital leases                4,302
                                                      --------
           Total                                      $179,223
                                                      ========

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

(d)  Series B Senior Subordinated Notes

     Interest on the 11 1/8% Series B Senior Subordinated Notes ("Series B Notes") is payable semiannually with principal due July 15, 2005. The Series B Notes may be redeemed after July 15, 2000 with the payment of certain redemption premiums; however, up to one-third of the outstanding Series B Notes were allowed to be redeemed (at a premium) before July 15, 1998, from the proceeds of the first two public equity offerings the Company may have completed after the issuance of the Series B Notes. As described in note 18, the Company completed a public equity offering on February 11, 1997 and used a portion of the offering proceeds to redeem Series B Notes and repurchase Series B Notes in the market. Additional Series B Notes were purchased using bank borrowings under the Senior Credit Facility. A total of $137,199,000 principal amount of Series B Notes were retired during the year ended January 31, 1998. Redemption premiums of $17,277,000 paid in connection with the retirement of the notes and deferred financing costs of $4,563,000 were charged to expense and classified as part of the extraordinary item from loss on extinguishment of debt, net of tax effects, in the accompanying consolidated statement of operations for the year ended January 31, 1998. The terms of the Series B Notes include financial covenants to maintain certain financial ratios and covenants which restrict payment of any dividends, amounts of additional debt issuances, asset sales, and amounts of investments in emerging market subsidiaries. Also, see note 19.

(10) EMPLOYEE STOCK OPTIONS AND AWARDS

     At January 31, 1998, the Company has outstanding options under its 1995 Stock Option and Incentive Award Plan and under an employment agreement with its chief executive officer. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock options and awards. Accordingly, no compensation cost has been recognized for stock options granted at exercise prices at or above fair market value at the date of grant. Additionally, no performance based options were issued during the three years ended January 31, 1998.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") which provides for an alternative method of recognizing compensation expense for stock options based upon a fair value determination. The Company has elected not to adopt the recognition and measurement provisions of SFAS 123. Had the Company determined compensation cost for the stock options based on the fair value at the grant dates consistent with the provisions of SFAS 123, pro forma net income (loss) per share would have been as follows:

                                                                           Year ended January 31,
                                                                   ----------------------------------------
                                                                      1998           1997           1996
                                                                      ----           ----           ----
                                                                   (In thousands, except per share amounts)
     Net income (loss):
          As reported                                                $40,699       (11,323)       (61,447)
                                                                     =======       =======        =======
          Pro forma                                                  $38,343       (12,922)       (61,781)
                                                                     =======       =======        =======
     Net income (loss) per share - basic:
          As reported                                                $  2.01         (0.71)         (3.89)
                                                                     =======       =======        =======
          Pro forma                                                  $  1.89         (0.81)         (3.91)
                                                                     =======       =======        =======
     Net income (loss) per share - assuming dilution:
          As reported                                                $  1.93         (0.71)         (3.89)
                                                                     =======       =======        =======
          Pro forma                                                  $  1.82         (0.81)         (3.91)
                                                                     =======       =======        =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three years ended January 31, 1998: no dividend yield for any year; expected volatility of 29% for fiscal 1998 and 28% for fiscal 1997 and 1996; weighted-average risk-free interest rate of 5.5% for fiscal 1998 and 6.2% for fiscal 1997 and 1996; and weighted average expected lives of 4.3 years for fiscal 1998, 3.5 years for fiscal 1997, and 1.8 years for fiscal 1996. Options granted during the year ended January 31, 1996 were granted at exercise prices which significantly exceeded the market value of the stock at the grant date.

Pro forma net income (loss) reflects only options granted in the three years ended January 31, 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented because compensation cost is reflected over option vesting periods (ranging from 2 to 5 years) and compensation cost for options granted prior to February 1, 1995 is not considered.

Directors' Stock Plan

In fiscal 1996, the Company adopted the Samsonite Corporation 1996 Directors' Stock Plan (the "Plan") and reserved 200,000 shares of its common stock for issuance under the Plan. Under the Plan, each non-employee director may elect to receive common stock for directors' fees valued at fair market value in lieu of cash. At January 31, 1998, 4,545 shares of common stock had been issued under the Plan.

1995 Stock Option and Incentive Award Plan

The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) ("the 1995 Plan") reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 1998, all awards under the 1995 Plan were nonqualified stock options issued at option prices equal to, or in excess of, the market value at the date of grant.

Chief Executive Officer Employment Agreement

On May 15, 1996, the Company retained a new Chief Executive Officer, Richard R. Nicolosi. Pursuant to his employment contract, the Company has granted Mr. Nicolosi options to purchase 425,532 shares of common stock at an exercise price of $18.25 per share (subject to customary antidilution adjustments). Options to purchase 186,170 shares of common stock (the "Series A Options") are time-vesting options and options to purchase 239,362 shares of common stock (the "Series B Options") are subject to certain performance requirements with respect to accelerating vesting. The options have a five-year term. Fifty percent (50%) of the Series A Options vested on May 15, 1997 and the remaining fifty percent (50%) will vest on May 15, 1998, so long as Mr. Nicolosi remains continually employed by the Company through such date. All of the Series B Op tions shall vest on April 15, 2001, so long as he remains continually employed by the Company through April 15, 2001, subject to accelerated, performance-based vesting as follows. The Series B Options will vest on May 15, 1998 if Mr. Nicolosi remains continually employed by the Company through such date and the average market value of the common stock equals or exceeds $30.00 per

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


share in any period of 30 consecutive days prior to May 15, 1998. Notwithstanding the foregoing, if a change of control event occurs prior to May 15, 1998, (i) all of the Series A Options will automati cally vest and (ii) all of the Series B Options will vest if Mr. Nicolosi remains continually employed by the Company through the date of such event and either the average market value of the common stock in any period of 30 consecutive days prior to such event or the market value of the common stock as of the date of such event, equals or exceeds $30.00 per share. During the term of the Series B Options, the Company's common stock has reached an average market value of $30.00 per share for 30 consecutive days.

Also in connection with the performance by Mr. Nicolosi of services pursuant to his employment, the Company issued to Mr. Nicolosi 60,000 shares of restricted common stock (the "Restricted Shares"). So long as Mr. Nicolosi remains continually employed with the Company, the shares will vest on May 15, 1998; provided that if a change of control event occurs and Mr. Nicolosi remains continually employed by the Company through the date of such event, then all Restricted Shares that have not vested will become vested as of the date of such event. The Company is recognizing compensation expense for the market value ($18.25 per share) of the shares at the date of grant over the two-year vesting period.

Additionally, on June 6, 1996, the Company sold and issued to Mr. Nicolosi 55,000 shares of common stock at the market value of $18.25 per share, or an aggregate purchase price of $1,003,750.

Former Chief Executive Officer

Pursuant to an employment agreement with the former Chief Executive Officer
(CEO) dated April 13, 1995, certain options previously granted were canceled and options to purchase 653,668 shares of common stock (granted June 8, 1993 at market value) became fully vested and exercisable at $11.87 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Under the employment agreement, the former CEO was also granted options for 500,000 shares of common stock at $24.85 per share and 1,000,000 shares of common stock at $32.85 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Options for 300,000 of such shares lapsed. The remaining options for 1,200,000 shares of common stock became fully exercisable upon the cessation of the former CEO's employment as of May 15, 1996. On February 11, 1997, the former CEO exercised all outstanding options for a total of 1,853,668 shares. The exercise price was paid by the return of 889,450 shares of common stock owned by the former CEO to the Company and cash of $6,622,139. See note 18.

Also under the employment agreement, the Company sold 425,532 shares of common stock to the former CEO for a $10 million promissory note which was presented in the accompanying consolidated financial statements as a reduction of stockholders' equity until it was repaid in full on October 11, 1996. The note bore interest at 8 1/8% per annum and the Company agreed to pay the former CEO additional compensation equal to the interest due on the note.

Other Options and Stock Awards

In October 1996, a former officer exercised options to purchase 17,500 shares granted under an individual stock option agreement at an exercise price of $11.14 per share.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


Effective May 15, 1996, the Company entered into agreements with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock, payable if the executive remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The shares are also issuable in the event of certain types of terminations. The Company is recognizing compensation expense equal to the market value of the shares at May 15, 1996 ($18.25 per share) over the vesting period.

Stock Option Summary

A summary of stock option transactions follows:

                                                                       Year ended January 31,
                                          ----------------------------------------------------------------------------
                                                    1998                      1997                      1996
                                                    ----                      ----                      ----
                                                          Weighted-                 Weighted-                Weighted-
                                                           Average                   Average                  Average
                                                          Exercise                  Exercise                 Exercise
                                             Shares         Price      Shares         Price      Shares       Price
                                             ------         -----      ------         -----      ------       -----
Outstanding at beginning of year            4,579,072       $24.79    2,171,168       $24.51      671,168      $11.85
Granted                                       213,953       $40.16    2,754,142       $25.52    1,500,000      $30.18
Exercised:
   By former Chief Executive Officer       (1,853,668)      $23.73           --           --           --          --
   By others                                  (68,985)      $12.82      (28,870)      $11.18           --          --
Forfeited                                    (305,322)      $32.27     (317,368)      $30.47           --          --
                                          -----------                ----------                ----------
Outstanding at end of year                  2,565,050       $26.27    4,579,072       $24.79    2,171,168      $24.51
                                          ===========                ==========                ==========
Options exercisable at end of year            897,192       $21.82    2,176,945       $22.67      671,168      $11.85
                                          ===========                ==========                ==========

Weighted-average fair value of            $     13.17                $     7.59                $     1.04
   options granted during the year        ===========                ==========                ==========



The following table summarizes information about stock options outstanding at January 31,1998:

                                      Options Outstanding                   Options Exercisable
                       ----------------------------------------------------------------------------------
                                     Weighted-Average
    Range of             Number         Remaining       Weighted-Average     Number      Weighted-Average
 Exercise Prices       Outstanding   Contractual Life    Exercise Price    Exercisable    Exercise Price
 ---------------       -----------   ----------------    --------------    -----------    ---------------
$10.875 to $20.75       1,324,419           4.6 years         $16.34         633,202          $15.82
$28.50 to $47.875       1,240,631           8.4 years         $36.79         263,990          $36.22
                        ---------                                            -------
                        2,565,050                                            897,192
                        =========                                            =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


(11) INCOME TAXES

     Income tax expense (benefit) attributable to income (loss) from continuing operations consists of:

                                  Current    Deferred    Total
                                  -------    --------    -----
                                         (In thousands)
Year ended January 31, 1998:
  U.S. federal                    $ 9,068       4,246    13,314
  Foreign                           7,841      (1,108)    6,733
  U.S. state and local              1,429       1,612     3,041
                                  -------      ------    ------
                                  $18,338       4,750    23,088
                                  =======      ======    ======
Year ended January 31, 1997:
  U.S. federal                    $   923       1,408     2,331
  Foreign                           7,443        (249)    7,194
  U.S. state and local                658         206       864
                                  -------      ------    ------
                                  $ 9,024       1,365    10,389
                                  =======      ======    ======
Year ended January 31, 1996:
  U.S. federal                    $  (426)      1,944     1,518
  Foreign                           5,699         257     5,956
  U.S. state and local              1,013         608     1,621
                                  -------      ------    ------
                                  $ 6,286       2,809     9,095
                                  =======      ======    ======

Components of income (loss) from continuing operations before income taxes, minority interest, and extraordinary item are as follows:

                                     Year ended January 31,
                                  ----------------------------
                                   1998       1997       1996
                                   ----       ----       ----
                                         (In thousands)
United States                     $63,633   (10,408)   (59,634)
Other nations                      16,619    10,515     18,960
                                  -------   -------    -------

Total                             $80,252       107    (40,674)
                                  =======   =======    =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 1998 and 34% for fiscal 1997 and 1996 as a result of the following:

                                                                   Year ended January 31,
                                                                ----------------------------
                                                                  1998      1997       1996
                                                                  ----      ----       ----
                                                                       (In thousands)
     Computed "expected" tax expense (benefit)                  $28,088        36    (13,829)
     Increase (decrease) in taxes resulting from:
       Adjustment of contingent tax accruals (see note 15)       (4,445)       --         --
       Foreign tax credits, net of valuation allowance           (3,337)       --         --
       Reduction in valuation allowance                          (1,950)       --         --
       Tax rate differential on foreign earnings                  3,923     3,320      3,609
       Amortization of intangibles                                   --     7,746     18,668
       State income taxes, net of federal benefit                 1,977       570      1,070
       Other, net                                                (1,168)   (1,283)     ( 423)
                                                                -------    ------    -------

     Income tax expense                                         $23,088    10,389      9,095
                                                                =======    ======    =======

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                                               January 31,
                                                                           -------------------
                                                                             1998        1997
                                                                             ----        ----
                                                                             (In thousands)
Deferred tax assets:
  Accounts receivable valuation allowances                                 $  5,550      7,513
  Inventory costs capitalized for tax purposes                                  931      1,194
  Other accruals and reserves accrued for financial reporting                38,088     40,364
       purposes
  Postretirement benefits accrued for financial reporting
     purposes                                                                 6,338      6,636
  Foreign tax credit carryforwards                                            8,820         --
  Net operating loss and minimum tax carryforwards                           53,111     54,197
                                                                           --------    -------
     Total gross deferred tax assets                                        112,838    109,904

  Less:
     Valuation allowance                                                    (34,888)   (33,961)
                                                                           --------    -------
         Deferred tax assets, net of valuation allowance                     77,950     75,943
                                                                           --------    -------
Deferred tax liabilities:
  Plant, equipment and intangibles, due to differences as a
      result of fresh start                                                  45,484     54,340
  Plant and equipment, due to differences in depreciation
     methods                                                                 10,037      9,738
  Other accruals and reserves                                                 6,536      6,421
                                                                           --------    -------
     Total gross deferred tax liabilities                                    62,057     70,499
                                                                           --------    -------
         Net deferred tax asset                                            $ 15,893      5,444
                                                                           ========    =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


  The components of the net current deferred tax asset and net noncurrent deferred tax liability were as follows:

                                                January 31,
                                              ----------------
                                               1998      1997
                                               ----      ----
                                              (In thousands)
  Net current deferred tax asset:
     U.S. federal                             $27,341   28,361
     Foreign                                    2,222    2,115
     U.S. state and local                       2,060    5,889
                                              -------   ------
                                               31,623   36,365
                                              -------   ------
  Net noncurrent deferred tax liability:
     U.S. federal                               1,045   10,172
     Foreign                                   13,886   16,958
     U.S. state and local                         799    3,791
                                              -------   ------
                                               15,730   30,921
                                              -------   ------

       Net deferred tax asset                 $15,893    5,444
                                              =======   ======

     The valuation allowance for deferred tax assets was increased from $33,961,000 at January 31, 1997 to $34,888,000 at January 31, 1998
     primarily to allow for potential unused foreign tax credit carryforwards, net of decreases to the valuation allowance for certain fully reserved loss carryforwards utilized in certain foreign jurisdictions during the current year. Management of the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset of $15,893,000 at January 31, 1998. If the Company should recognize a tax benefit for pre-reorganization net operating losses, for which a valuation allowance had been established, it would be applied to reduce intangible assets until exhausted and then to increase additional paid-in capital.

     At January 31, 1998, the Company has net operating loss carryforwards of approximately $135 million for federal income tax purposes, expiring at various dates through 2012. As a result of the reorganization, the Company had a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is subject to an annual limitation of $17,200,000 per year, as adjusted for unused yearly limitations.

     Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $81,660,000 and $73,000,000 as of January 31, 1998 and 1997, respectively.

(12) PENSION AND OTHER EMPLOYEE BENEFITS

     Certain subsidiaries of the Company have pension plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


     Net pension cost of continuing operations included the following components:

                                                    Year ended January 31,
                                                ------------------------------
                                                  1998        1997       1996
                                                  ----        ----       ----
                                                         (In thousands)
 Service cost                                   $  2,332      2,576      2,466
 Interest cost                                     6,460      6,435      6,521
 Actual return (income) loss on plan assets      (27,741)   (14,472)   (21,990)
 Net amortization and deferral                    18,492      6,711     14,792
                                                --------    -------    -------
      Net pension expense (income)              $   (457)     1,250      1,789
                                                ========    =======    =======

The funded status of the plans at January 31, 1998 and 1997 was as follows:

                                                    Plans with                 Plans with
                                                 assets exceeding         accumulated benefits
                                               accumulated benefits         exceeding assets
                                               --------------------         ----------------
                                                 1998         1997          1998        1997
                                                 ----         ----          ----        ----
                                                                (In thousands)
Projected benefit obligation for service
 rendered to date                               $160,428     59,617          31,289     30,464
Plan assets at fair value                        178,640     89,017          28,712     24,501
                                                --------    -------          ------     ------
Plan assets in excess (deficiency) of
 projected benefit obligation                     18,212     29,400          (2,577)    (5,963)
Unrecognized prior service cost                     (270)       (80)          1,203      1,357
Unrecognized net gain                            (35,569)   (21,341)         (7,442)    (4,355)
                                                --------    -------          ------     ------
 Prepaid (accrued) pension cost
   included in other assets (liabilities)       $(17,627)     7,979          (8,816)    (8,961)
                                                ========    =======          ======     ======
Accumulated benefit obligation:
 Vested                                         $153,209     45,420          30,000     28,864
                                                ========    =======          ======     ======
 Nonvested                                      $    987      1,063           1,035      1,160
                                                ========    =======          ======     ======


Net periodic pension cost during the years ended January 31, 1998, 1997 and 1996 assumed an expected long-term rate of return on plan assets of 7.5% to 8.5% for domestic plans and 7.5% to 15% for foreign plans. The valuations of the projected benefit obligation assumed weighted-average discount rates of 7.0% to 7.25% for domestic plans and 7.5% to 13% for foreign plans at January 31, 1998, and 7.0% to 7.25% for domestic plans and 7.5% to 13% for foreign plans at January 31, 1997. The rate of increase in future compensation levels ranged from 3.50% to 5% for domestic plans and 5.5% to 10% for foreign plans at January 31, 1998 and 1997. As a result of the employee terminations associated with restructurings described in note 4, a plan curtailment occurred resulting in the acceleration of the amortization of prior service cost and unrecognized net gains. The effect of the curtailment was a reduction in fiscal 1998 pension expense of $1.1 million.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


Plan assets are primarily invested in cash equivalents, equity securities and fixed income instruments. The plans do not have significant liabilities other than benefit obligations. The Company's funding policy is to contribute amounts equal to the minimum funding requirements of ERISA. During fiscal 1998, the McCrory and Schenley Plans (see note 14 -Contingent Pension Liabilities) were merged with a Company pension plan.

The Company sponsors defined contribution plans, qualified under Sections 401(a) and 401(k) of the Internal Revenue Code, which are offered to certain groups of employees of substantially all U.S. operations. Expense related to continuing operations for these plans was $792,000, $1,237,000, and $1,052,000 for the years ended January 31, 1998, 1997, and 1996, respectively.

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

Postretirement benefit costs were as follows:

                                                    Year ended January 31,
                                                    -----------------------
                                                    1998      1997     1996
                                                    ----      ----     ----
                                                        (In thousands)
Service cost - benefits earned during period        $ 465      486      699
Interest cost on projected benefit obligation         715      684      907
Other                                                (386)    (314)    (169)
                                                    -----     ----    -----
     Total postretirement benefit costs             $ 794      856    1,437
                                                    =====     ====    =====


The health care cost trend rates used to measure the expected cost in each of the years in the three-year period ended January 31, 1998 were between 9.5% and 15%, graded down to an ultimate trend rate of between 5.5% and 6.0% to be achieved over the next 10 years. The effect of a one-percentage-point increase in the health care cost trend rate for future periods would increase the annual postretirement benefit cost by $166,000. The accumulated postretirement benefit obligation would increase by $1,410,000.

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at January 31, 1998 and 1997.

The funded status of the postretirement plans were as follows:

                                                        January 31,
                                                   --------------------
                                                     1998        1997
                                                     ----        ----
                                                   (In thousands)
Plan assets at fair value                          $     --         --
Accumulated postretirement benefit obligation       (10,620)   (10,468)
Unrecognized cumulative net gain                     (6,196)    (6,092)
                                                   --------    -------
     Postretirement benefit liability
       included in other liabilities               $(16,816)   (16,560)
                                                   ========    =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Trade Receivables, Accounts Payable, Short-term Debt, and Accrued Expenses

     The carrying amount approximates fair value because of the short maturity or duration of these instruments.

     Series B Senior Subordinated Notes

     There is no established public trading market for the Company's Series B Senior Subordinated Notes. The Company estimates that the fair value of the Series B Senior Subordinated Notes at January 31, 1998 approximates $60,193,000 based on recent interdealer transactions which were priced at approximately 114.

     Senior Credit Facility and Other Long-term Obligations

     The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

     Foreign Currency Forward Delivery Contracts

     The fair value of foreign currency forward delivery contracts (see note 1n) is estimated by reference to market quotations received from banks. At January 31, 1998 and 1997, the contract value of foreign currency forward delivery agreements outstanding was approximately $26,357,000 and $50,644,000, respectively. The settlement value of these instruments was approximately $24,963,000 and $50,025,000, respectively.

     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(14) LITIGATION, COMMITMENTS AND CONTINGENCIES

     Litigation

     On March 13, 1998, a complaint was filed in Colorado State District Court, County of Denver against the Company, certain current and former directors of the Company, Apollo Investment Fund, L.P., and Apollo Advisors, L.P. The purported class action brought on behalf of an alleged class of purchasers of Samsonite common stock during the period from September 10, 1996 to December 1, 1997 alleges, among other things, that certain statements and earnings forecasts made in the last 18 months were misleading and/or misrepresented material facts and that the Company is also liable for

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


     certain allegedly misleading statements contained in various analysts' reports. The Company believes that the complaint is without merit and intends to contest it vigorously. The class action seeks, among other things, unspecified compensatory and rescissory damages, as well as pre-judgment and post-judgment interest, attorneys' fees, expert witness fees, and other costs.

     In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position, results of operations or liquidity.

     Obligations to Settlement Trust

     In connection with the Restructuring in 1993, a settlement trust (the "Trust") was established for the benefit of the holders of certain classes of pre-bankruptcy claims to resolve certain claims between the Company and other parties affiliated with the previous owner of the Company. The creation of the Trust enabled the Company to emerge from bankruptcy without first resolving these claims. The terms of the Trust require the Company to make loans to the Trust of up to $37 million, if necessary, to provide funds for Trust operations, to pay resolved claims, and to distribute to the Trust beneficiaries any remaining balance after settling all liabilities. In prior fiscal years, the Company made loans to the Trust aggregating $4,850,000, and provided an allowance for the full amount of the loans. During the current fiscal year, the Trust repaid the loans together with accrued interest of $1,400,000. As a result, the Company recorded the collection of the loans as other income (see note 15) and recorded the interest income. The Company believes it is very unlikely to be required to make any additional loans to the Trust, which by its terms must settle with its beneficiaries and dissolve by June 8, 1998.

     Contingent Pension Liabilities

     In connection with the Restructuring in 1993, a liability of $37.7 million for claims of the Pension Benefit Guaranty Corporation ("PBGC") related to pension liabilities for unpaid contributions and insurance premiums of certain pension plans (the "Plans") which were sponsored by certain companies which were, along with the Company, part of a "controlled group" of companies as defined by the Employee Retirement Income Security Act of 1974. The amount accrued was based on a PBGC calculated termination liability. As a result of agreements executed in fiscal 1997 giving the Company the right to assume sponsorship of the Plans in the event of certain defaults by the primary plan sponsors, the liability was adjusted to $26.6 million based on the pension benefit obligation of the Plans discounted at 7.25%, reduced by the market value of the Plans' assets. The corresponding reduction in the liability of $11.1 million was recorded in other nonoperating income in fiscal 1997 (see note 15).

     As a result of the failure of the Plan sponsors' to meet their obligations to the Plans in fiscal 1998, the Company assumed sponsorship of the Plans and merged them with an existing Company pension plan on October 14, 1997. The accrued liability for this matter was reclassified and is included in the determination of the Company's pension benefit liability at January 31, 1998.

     Contingent Liability with Respect to the Old Notes

     The reorganization plan provides for payment in full of 100% of the allowed claim of the holders of certain old notes ("Old Notes") of E-II Holdings, Inc. (predecessor to Astrum), including approximately $16.4 million of interest on overdue installments of interest accruing prior to the

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


     commencement of Astrum's bankruptcy case. Various parties have challenged the allowability of the claim on the basis that interest on overdue installments of interest is not permitted under applicable non-bankruptcy law. The Company provided for this contingent liability in its consolidated financial statements when it emerged from bankruptcy in the amount of $16.4 million.

     During fiscal 1997, $4.0 million of such claims were settled for $0.2 million, resulting in the recording of $3.8 million of other nonoperating income from the favorable settlement of this claim. The holders of the claim were Apollo Investment Fund, L.P. ("Apollo") and an affiliate of Apollo. At January 31, 1997, Apollo and its affiliates owned 45.75% of the Company's issued and outstanding common stock. During fiscal 1998, the Company recorded other income of $2,060,000 from the favorable settlement of $2,139,000 of such claims. Also, see note 15.

     As a result of a change in New York law in fiscal 1998, which adversely affected the Company's ability to favorably settle the remaining claims, the Company has entered into a non-binding agreement-in-principle to settle the remaining amount of these claims for approximately $9.4 million. At January 31, 1998, other accrued expenses include $10.3 million provided for these remaining claims. The Company expects final settlement to occur in fiscal 1999.

     Union Agreements

     Union membership in the Company's European manufacturing plants varies from country to country and is not officially known; however, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, 770 production employees are unionized under a contract which next expires on April 9, 1999.

(15) OTHER INCOME (EXPENSE) - NET

     Other income (expense) - net from continuing operations consisted of the following:

                                                                          Year ended January 31,
                                                                       ----------------------------
                                                                         1998       1997      1996
                                                                         ----       ----      ----
                                                                              (In thousands)
     Net gains from foreign currency forward delivery contracts         $ 6,463     2,829      (494)
     Rental income                                                        1,633     1,987     1,735
     Equity in loss of unconsolidated affiliate                            (547)      (33)       --
     Foreign currency transaction losses, net                            (1,834)     (211)   (1,660)
     Favorable settlement of claims (note 14)                             2,060     3,802        --
     Adjustment of allowances relating to previous operations (a)         5,299       529        --
     Adjustment of contingent tax accruals (b)                           12,700        --        --
     Collection of loan to settlement trust (note 14)                     4,850        --        --
     Adjustment of liability for PBGC claims (note 14)                       --    11,100        --
     Loss on disposition of fixed assets, net                              (377)      (62)     (245)
     Gain on sale of television station                                      --        --     5,368
     Other, net                                                          (1,953)   (1,120)     (737)
                                                                        -------    ------    ------
                                                                        $28,294    18,821     3,967
                                                                        =======    ======    ======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


     (a) During fiscal 1998, the Company recorded other income resulting from the adjustment of accruals and allowances of $5,299,000 for potential environmental liability on real estate and factored receivables related to previous operations. The adjustments were made upon the termination of the claim period for the environmental matter and upon collection of the factored receivables.

     (b) During fiscal 1998, certain contingencies related to tax matters arising prior to and accrued in conjunction with the Restructuring referred to in Note 1(b) have been resolved. As a result, the Company reduced the related accruals by $12,700,000. The resolution of such matters did not result in any cash payment or additional liability for taxes.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information:

                                                              Three months ended
                                              --------------------------------------------------
                                              April 30,    July 31,    October 31,   January 31,
                                                 1997        1997         1997          1998
                                                 ----        ----         ----          ----
                                                   (In thousands, except per share amounts)
Net sales                                      $169,562     179,545        211,104       176,664
                                               ========     =======        =======       =======
Gross profit                                   $ 70,269      78,228         89,859        74,170
Income from continuing operations              ========     =======        =======       =======
 before extraordinary item                     $  8,499      20,291         23,519         4,568
                                               ========     =======        =======       =======
Net income                                     $  1,866      17,301         16,955         4,577
                                               ========     =======        =======       =======
Income per share - basic:
 Continuing operations before
  extraordinary item                           $    .43        1.00           1.15           .22
                                               ========     =======        =======       =======

 Net income                                    $    .09         .85            .83           .22
                                               ========     =======        =======       =======
Income per share - assuming dilution:
 Continuing operations before
  extraordinary item                           $    .41         .96           1.11           .22
                                               ========     =======        =======       =======

 Net income                                    $    .09         .82            .80           .22
                                               ========     =======        =======       =======
                                                             Three months ended
                                              --------------------------------------------------
                                              April 30,    July 31,    October 31,   January 31,
                                                 1996        1996         1996          1997
                                                 ----        ----         ----          ----
                                                  (In thousands, except per share amounts)

Net sales                                      $169,867     179,440        203,817       188,014
                                               ========     =======        =======       =======
Gross profit                                   $ 68,665      68,692         80,404        74,044
Income (loss) from continuing operations       ========     =======        =======       =======
 before extraordinary item                     $(10,802)     (6,183)         3,372         2,290
                                               ========     =======        =======       =======

Net income (loss)                              $(10,802)     (6,183)         3,372         2,290
                                               ========     =======        =======       =======
Income (loss) per share - basic:
 Continuing operations before
  extraordinary item                           $  (0.68)      (0.39)          0.21          0.14
                                               ========     =======        =======       =======
 Net income (loss)                             $  (0.68)      (0.39)          0.21          0.14
                                               ========     =======        =======       =======
Income (loss) per share - assuming
  dilution:
 Continuing operations before
  extraordinary item                           $  (0.68)      (0.39)          0.20          0.13
                                               ========     =======        =======       =======
 Net income (loss)                             $  (0.68)      (0.39)          0.20          0.13
                                               ========     =======        =======       =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


(17) INDUSTRY AND GEOGRAPHICAL AREA INFORMATION

     The Company operates primarily in one industry consisting of the manufacture, marketing, and distribution of luggage, including softside and hardside suitcases, garment bags, casual bags, business cases and other travel bags. The Company's operations in non-luggage products and licensing of non-luggage products are not significant.

     Certain geographical data was as follows:


                                                 Year ended January 31,
                                             ------------------------------
                                               1998        1997       1996
                                               ----        ----       ----
                                                     (In thousands)
          Net sales:
           United States                     $426,191    428,450    378,723
           Europe                             284,641    285,841    276,219
           Other                               52,275     43,551     27,881
           Eliminations                       (26,232)   (16,704)    (7,614)
                                             --------    -------    -------
                                             $736,875    741,138    675,209
                                             ========    =======    =======
          Operating income (loss):
           United States                     $ 31,215     20,023     22,323
           Europe                              36,722     28,492     27,569
           Other                                4,106     (1,640)    (1,265)
                                             --------    -------    -------
                                               72,043     46,875     48,627

           Unallocated costs - net             (2,741)   (31,338)   (58,003)
                                             --------    -------    -------

            Operating income (loss) (a)      $ 69,302     15,537     (9,376)
                                             ========    =======    =======


                                                       January 31,
                                             ------------------------------
                                                     1998      1997
                                                     ----      ----
                                                     (In thousands)
          Identifiable assets:
           United States                          $371,965   342,148
           Europe                                  162,286   169,696
           Other                                    59,327    39,035
           Corporate                                16,471    41,779
                                                  --------   -------

            Total                                 $610,049   592,658
                                                  ========   =======

     (a) The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the years ended January 31, 1998, 1997 and 1996, the Company had net gains (losses) from such transactions of $6,463,000 $2,829,000 and $(494,000), respectively, which are included in nonoperating income (see note 15).

                    SAMSONITE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


     Net sales and operating income in the United States includes export sales and the resulting operating income for products produced within the United States.

     Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other - net, income taxes, minority interest, operations discontinued and sold and extraordinary items. General corporate expenses and amortization of reorganization value in excess of identifiable assets are included in unallocated costs-net.

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

     Net assets of the foreign subsidiaries were $135,347,000 and $124,047,000 at January 31, 1998 and 1997, respectively. Included as a reduction to stockholders' equity is the cumulative foreign currency translation adjustment amounting to $14,449,000 and $5,337,000 at January 31, 1998 and 1997, respectively.

(18) PUBLIC STOCK OFFERING

     On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net cash proceeds therefrom of approximately $130,200,000. In addition, the former CEO (see note 10) exercised options for 1,853,668 common shares and sold these shares in the public offering. The Company received approximately $6,600,000 in cash from the exercise of these options.

(19) SUBSEQUENT EVENT - REPURCHASE OF SUBSTANTIALLY ALL OF THE 11 1/8% SERIES B SUBORDINATED NOTES

     Subsequent to year end, the Company announced an offer to purchase and consent solicitation of the holders of the 11 1/8% Series B Subordinated Notes (the "Notes"). The amount payable by the Company to purchase all of the Notes and obtain consents of the holders thereof, as determined pursuant to the offer and consent solicitation, was 115.35% of the principal amount plus accrued interest. The amount payable consisted of 112.35% of the principal amount representing the purchase price of the Notes tendered and 3% of the principal amount for the consent to certain amendments to the subordinated note indenture.

     The offer expired on April 23, 1998 with the Company repurchasing $52,269,000 principal amount of the Notes on April 24, 1998 for an aggregate purchase price of $60,290,000. The Company also paid accrued interest of $1,599,000. The Company will record an extraordinary loss of approximately $6,300,000 in the first quarter of fiscal 1999 representing the purchase premium of $8,021,000, the write-off of the deferred financing costs of $1,527,000, and other expenses of the transaction, net of tax benefit.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

COLUMN A                             COLUMN B       COLUMN C     COLUMN D      COLUMN E       COLUMN F
--------                             --------       --------     --------      --------       --------
                                     BALANCE AT                                               BALANCE
                                     BEGINNING                                                AT END
DESCRIPTION                          OF PERIOD    ADDITIONS(A)   TRANSFERS   DEDUCTIONS(B)   OF PERIOD
-----------                          ---------    ------------   ---------   -------------   ---------
YEAR ENDED JANUARY 31, 1998
Allowance for Trade Receivables         $ 7,431       4,341             --       (3,006)         8,766
Allowance for Long-Term Assets            5,556          --             --       (4,850)           706
                                        -------       -----      ---------       ------         ------
Total                                   $12,987       4,341             --       (7,856)         9,472
                                        =======       =====      =========       ======         ======
YEAR ENDED JANUARY 31, 1997
Allowance for Trade Receivables         $ 8,152       2,815             --       (3,536)         7,431
Allowance for Long-Term Assets           10,104          --             --       (4,548)         5,556
                                        -------       -----      ---------       ------         ------
Total                                   $18,256       2,815             --       (8,084)        12,987
                                        =======       =====      =========       ======         ======
YEAR ENDED JANUARY 31, 1996
Allowance for Trade Receivables         $ 6,888       2,172             --         (908)         8,152
Allowance for Long-Term Assets            9,698         455             --          (49)        10,104
                                        -------       -----      ---------       ------         ------
Total                                   $16,586       2,627             --         (957)        18,256
                                        =======       =====      =========       ======         ======

 Notes:
 (a) Amounts charged to costs and expenses.
 (b) Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

                               INDEX TO EXHIBITS


EXHIBIT    DESCRIPTION
-------    -----------

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

2.2 Tax Sharing Agreement dated as of July 14, 1995, between the Company and Culligan Water Technologies, Inc./1/

2.3 Company's Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 17, 1993 (the "Plan")./2/

2.4        Modification of the Plan, dated May 21, 1993./3/

2.5 Notice to holders of Senior Subordinated Notes regarding the Stock Elections described in the Plan./3/

2.6 Order of the United States Bankruptcy Court for the Southern District of New York, dated May 25, 1993, confirming the Plan and authorizing and directing certain actions in connection therewith./3/

3.1        Amended and Restated Certificate of Incorporation of the Company./5/

3.2        Certificate of Ownership and Merger dated July 14, 1995./1/

3.3        By-Laws of the Company./5/

4.1 Indenture, dated as of July 14, 1995, between the Company and United States Trust Company of New York./1/

4.2        Specimen of Notes described in the Indenture./1/

10.1 Amended and Restated Multicurrency Revolving Credit Agreement, dated as of June 12, 1997, between the Company, Samsonite Europe N.V. and BankBoston, N.A., Generale Bank N.V., Credit Lyonnais New York Branch, and other lending institutions./13/

10.2       First Amendment to said Credit Agreement, dated as of August 26,
           1997./14/

10.3       Second Amendment to said Credit Agreement, dated as of February 27,
           -------------------------------------------------------------------
           1998.
           ----

10.4 Stock Option Agreement dated as of May 15, 1996, between the Company and Richard R. Nicolosi./9/

10.5 Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert
           H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen./3/

10.6 Employment Agreement, dated as of April 18, 1995, between the Company and Thomas J. Leonard./5/

10.7       Employment Agreement, dated as of February 1, 1998, between the
           ---------------------------------------------------------------
           Company and Thomas R. Sandler.
           -----------------------------

10.8       Consulting Agreement, dated as of February 1, 1998, between
           -----------------------------------------------------------
           Samsonite Europe N.V. and Luc Van Nevel.
           ---------------------------------------

 10.9      Executive Management Agreement, dated February 1, 1998, between the
           -------------------------------------------------------------------
           Company and Luc Van Nevel.
           -------------------------

10.10      Employment Agreement, dated as of February 1, 1998, between
           -----------------------------------------------------------
           Samsonite GmbH and Karlheinz Tretter.
           ------------------------------------

10.11      Overall Agreement, dated as of February 1, 1998, between the Company
           --------------------------------------------------------------------
           and Karlheinz Tretter.
           ---------------------

10.12 Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as Amended in 1996)./11/

10.13 Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment./10/

10.14 Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas J. Leonard./5/

10.15 Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas R. Sandler./5/

10.16 Stock Option Agreement, dated as of February 20, 1996, between the Company and Luc Van Nevel./5/

10.17 Stock Option Agreement, dated as of February 20, 1996, between the Company and Karlheinz Tretter./5/

10.18 Employment Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi./6/

10.19 Amendment to Employment Agreement, dated as of May 2, 1997, between the Company and Richard R. Nicolosi./12/

10.20 Registration Rights Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi./6/

10.21 Stock Sale Agreement, dated as of May 16, 1996, between the Company and Richard R. Nicolosi./6/

10.22 Form of Agreement, made as of May 15, 1996, between the Company and each of Thomas J. Leonard, Luc Van Nevel, and Thomas R. Sandler, each agreement with respect to 38,889 shares of the Common Stock of the Company, par value $.01 per share./6/

10.23 Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as Amended in 1996)./9/

10.24      Samsonite Corporation Directors Stock Plan./11/

10.25 Final Settlement Agreement, made as of June 20, 1996, among the Company, the Pension Benefit Guaranty Corporation, and others named therein (including exhibits thereto), with respect to the Schenley Pension Plan./7/

10.26 Final Settlement Agreement, made as of June 20, 1996, among the Company, the Pension Benefit Guaranty Corporation, and others named therein (including exhibits thereto), with respect to the McCrory Pension Plan./7/

10.27 Purchase Agreement, dated as of June 13, 1996, between the Company and Artemis America Partnership and Apollo Investment Fund, L.P./7/

10.28 Employment Agreement effective as of August 1, 1996, between the Company and John P. Murtagh./8/

10.29 Amended and Restated Employment Agreement, dated as of October 1, 1997, between the Company and John P. Murtagh./14/

10.30 Employment Agreement effective as of September 16, 1996, between the Company and Robert P. Baird, Jr./8/

10.31 Employment Agreement effective as of August 4, 1996, between the Company and James E. Barch./8/

10.32 Employment Agreement effective as of September 10, 1996, between the Company and Gary D. Ervick./8/

10.33 Amended and Restated Option Agreement, dated as of October 1, 1997, between the Company and John P. Murtagh./14/

10.34 Stock Option Agreement dated as of September 16, 1996, between the Company and Robert P. Baird, Jr./8/

10.35 Stock Option Agreement dated as of August 5, 1996, between the Company and James E. Barch./8/

10.36 Stock Option Agreement dated as of August 21, 1996, between the Company and Gary D. Ervick./8/

10.37 Stock Option Agreement, dated as of October 29, 1996, between the Company and Thomas R. Sandler./15/

10.38 Stock Option Agreement, dated as of October 29, 1996, between the Company and Karlheinz Tretter./15/

10.39 Stock Option Agreement, dated as of January 16, 1997, between the Company and Gary D. Ervick. /15/

10.40      Employment Agreement, effective as of February 1, 1998, between the
           -------------------------------------------------------------------
           Company and Richard H. Wiley.
           ----------------------------

10.41      Employment Agreement, effective as of February 1, 1998, between the
           -------------------------------------------------------------------
           Company and Carlo Zezza.
           -----------------------

10.42 Trademark Purchase and Assignment Agreement, dated as of October 31, 1997, between the Company's subsidiary, McGregor L.L.C. and McGregor International Licensing N.V./14/

10.43 Trademark Option Agreement, dated as of October 31, 1997, between the Company's subsidiary, McGregor L.L.C. and McGregor International Licensing N.V./14/

21         Subsidiaries of the Company
--         ---------------------------

23         Consent of KPMG Peat Marwick LLP
--         --------------------------------

27         Financial Data Schedule
--         -----------------------

----------------------------------

Note: Documents which are underlined above appear herein. The others are incorporated by reference as follows:

   1 Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
   2 Incorporated by reference from Application for Qualification of Indenture on Form T-3 (File No. 22-24448).
   3 Incorporated by reference from Registration Statement on Form S-1 (Registration No. 33-71224).
   4 Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-23214).
   5 Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
   6 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1996 (File No. 0-23214).
   7 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1996 (File No. 0-23214).
   8 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1996 (File No. 0-23214).
   9 Incorporated by reference from Registration Statement on Form S-8 filed June 7, 1996 (File No. 333-05467).
   10 Incorporated by reference from Registration Statement on Form S-8 filed
      January 30, 1997 (File No. 333-20775).
   11 Incorporated by reference from Proxy Statement filed May 23, 1996.
   12 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1997 (File No. 0-23214).
   13 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1997 (File No. 0-23214).
   14 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1997 (File No. 0-23214).
   15 Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).