Form 10-K/A
period 1998-01-31
SAMSONITE CORP/FL
filed 1998-06-01
CIK 914478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X     No_____
    -----

INDEX


PART III                                                                    Page
                                                                            ----

Item 10.  Directors and Executive Officers of the Registrant................ 4

Item 11.  Executive Compensation............................................ 7

Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 14

Item 13.  Certain Relationships and Related Transactions.................... 16

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K... 17

Signature................................................................... 18

                               EXPLANATORY NOTE


  Samsonite Corporation (the "Company") is filing this Form 10-K/A-1 in order to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (which was filed on April 30, 1998) (the "1998 Form 10-K") to (i) add the Part III disclosures which were not included in the 1998 Form 10-K, as filed, and
(ii) to amend Part IV, Item 14, Exhibits, Financial Statements, and Reports on Form 8-K, to add certain additional Reports on Form 8-K.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's directors and executive officers and their ages as of May 1, 1998 are as follows:

        NAME           AGE                      POSITION
        ----           ---                      --------
  Luc Van Nevel        51  President, Chief Executive Officer and Director

  Thomas R. Sandler    51  President, Samsonite - the Americas

  Karlheinz Tretter    55  President, Samsonite Europe and Asia

  Richard H. Wiley     41  Senior Vice President, Chief Financial Officer and Treasurer

  D. Michael Clayton   49  Vice President - Legal and General Counsel

  Carlo Zezza          62  Senior Vice President

  R. Theodore Ammon    48  Director

  Bernard Attal        34  Director

  Leon D. Black        46  Director

  Robert H. Falk       59  Director

  Richard R. Nicolosi  50  Director

  Mark H. Rachesky     39  Director

  Robert L. Rosen      51  Director

  Marc J. Rowan        35  Director

  Stephen J. Solarz    57  Director

  Luc Van Nevel. Mr. Van Nevel was appointed Chief Executive Officer of the Company effective May 15, 1998, President and Chief Operating Officer effective February 1, 1998, and was appointed as a Class III Director in May 1998 to fill a vacancy on the Board of Directors. Prior to that, Mr. Van Nevel held the positions of Chief Operating Officer since September 15, 1997; President, Samsonite International since 1994; and President of Samsonite Europe since 1989. Since 1984, he has held the additional position of Managing Director of Samsonite Europe N.V. He joined Samsonite Europe N.V. in 1975 as Manager, Financial Planning and progressed to the position of Controller before being promoted to President of Samsonite Europe in 1989. Mr. Van Nevel worked in audit positions with Touche Ross & Co. in Europe for five years before joining Samsonite.

  Thomas R. Sandler. Mr. Sandler was appointed President of the Americas division of Samsonite effective March 1998. Prior to that Mr. Sandler was the Chief Financial Officer and Treasurer of Samsonite since May 1, 1995. Mr. Sandler also serves as the Secretary. Prior to joining Samsonite, Mr. Sandler was the managing partner of the Denver office of BDO Seidman, an international public accounting firm, since July 1, 1994. Prior to joining BDO Seidman, Mr. Sandler was an audit and consulting partner in the international public accounting firm of KPMG Peat Marwick LLP, specializing in corporate restructurings.

  Karlheinz Tretter. Mr. Tretter was appointed President of Samsonite Europe on September 15, 1997 and additionally as President of Samsonite Asia on February 15, 1998. Prior to that Mr. Tretter was Vice President and Managing Director of Samsonite Europe since May 1994. From 1990 until 1994, Mr. Tretter has served as Vice President of Marketing and/or Sales for Samsonite Europe.

  D. Michael Clayton. Mr. Clayton has been General Counsel of Samsonite since 1985 and Vice President - Legal since 1989. Mr. Clayton joined Samsonite in 1974.

  Richard H. Wiley. Mr. Wiley has been Chief Financial Officer and Treasurer of Samsonite since March 1998. Prior to that Mr. Wiley was Chief Financial Officer of the Americas division of Samsonite and Assistant Treasurer since May 15, 1995. Prior to joining Samsonite, Mr. Wiley was an audit and consulting senior manager with BDO Seidman, an international public accounting firm, since July 1994. Prior to that, Mr. Wiley was with KPMG Peat Marwick LLP since 1982, working in the audit and consulting areas.

  Carlo Zezza. Mr. Zezza has been Senior Vice President of Samsonite since 1990, with responsibility for new products and licensing. Mr. Zezza joined the Company in 1971 from the J Walter Thompson advertising agency, where he was Vice President serving Samsonite and other accounts. From 1976 to 1983, Mr. Zezza was President, Samsonite Europe, and in 1984 was responsible for Samsonite USA marketing and operations. From 1985 to 1990, Mr. Zezza was President, Delsey USA, a competitor luggage business in the United States.

  R. Theodore Ammon. Mr. Ammon has been Chairman of the Board of Big Flower Holdings, Inc. since 1993. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is also a member of the Board of Directors of Host Marriott Corporation and Culligan Water Technologies, Inc. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA, Jazz at Lincoln Center, the Institute of International Education, and on the Board of Trustees of Bucknell University.

  Bernard Attal. Mr Attal has been a director of the Company since March 28, 1996, when the Board of Directors elected him to the Board. Mr. Attal is a Director of Heights Advisors, which acts as a financial advisor and a representative for certain European institutional investors with respect to their investments in the United States. From 1992 to 1995, Mr. Attal was a Vice President at Credit Lyonnais Securities. Prior to 1992, Mr. Attal was Chief Financial Officer of Altus Patrimoine & Gestion, a money management firm. Mr. Attal is a director of New California Life Holdings, Inc., Culligan Water Technologies, Inc. and the Florsheim Group, Inc.

  Leon D. Black. Mr. Black is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments, and of Apollo Real Estate Advisors, L.P., which serves as managing general partner of the Apollo Real Estate Investment Funds, private real estate oriented investment funds. Mr. Black is a director of Converse, Inc., Vail Resorts, Inc., Telemundo Group, Inc., Culligan Water Technologies, Inc., and Sequa Industries, Inc.

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

  Richard R. Nicolosi. Mr. Nicolosi has been a Director of the Company since May 15, 1996 and was President of the Company from May 15, 1996 through February 1, 1998 when he was succeeded as President by Luc Van Nevel and Chief Executive Officer from May 15, 1996 through May 15, 1998 when he was succeeded by Luc Van Nevel. Mr. Nicolosi was Senior Vice President of Scott Paper Company. From 1992 to 1994, Mr. Nicolosi was President of Nicolosi & Associates, a privately owned business consulting firm. From 1969 to 1992, Mr. Nicolosi was employed by Procter & Gamble in various positions, the latest being President, Pulp and Paper Sector, Corporate Group Vice President, as well as a member of the Executive Committee. He is a member of the Advisory Board of Directors of Domino's Pizza, Inc.

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

  Robert L. Rosen. Mr. Rosen is Chief Executive Officer of RLR Partners, LLC, a private investment partnership founded in April 1987. Mr. Rosen is a director of the Municipal Advantage Fund, Inc., Municipal Partners Fund, Inc., Municipal Partners Fund II, Inc., the Spring Mountain Group, Culligan Water Technologies, Inc., Dialysis Centers of America, Jewish Television Network, AFP Imaging Corp., Paragon Health Networks and WMC Finance Co.

  Marc J. Rowan. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P. and Apollo Investment Fund III, L.P., private securities investment funds, and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investment. Mr. Rowan is also a director of Culligan Water Technologies, Inc., NRT, Inc., and Vail Resorts, Inc.

  Stephen J. Solarz. Mr. Solarz was elected, in 1974, to the House of Representatives from Brooklyn's 13th Congressional District and was re-elected eight times. In the House he served on four committees: Foreign Affairs, Merchant Marine and Fisheries, Intelligence, and the Joint Economic Committee. Mr. Solarz ranked second in seniority on the House Foreign Affairs Committee, where he chaired the Subcommittee on Asian and Pacific Affairs. Since his departure from the House, Mr. Solarz has been: Senior Counselor at APCO Associates, an international public affairs firm; President of Solarz and Associates, a global consulting firm; Chairman of the Central Asian American Enterprise Fund; Vice Chairman of the International Crisis Group; a Distinguished Fellow at the Carnegie Endowment for International Peace; Professor of International Affairs at George Washington University; a Member of the Board of Directors of the Brandeis University Board of Trustees as well as the National Endowment for Democracy and National Democratic Institute, and a member of the Council on Foreign Relations and the International Rescue Committee. Mr. Solarz is a director of Culligan Water Technologies, First Philippine Fund and IRI International.


COMPLIANCE WITH EXCHANGE ACT REQUIREMENTS

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("principal stockholders") to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and principal stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during fiscal 1998, all section 16(a) requirements applicable to officers, directors and principal stockholders were complied with, except that the Form 5 with respect to annual changes in ownership of equity securities with respect a purchase of 135 shares of common stock by Mr. Solarz was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth the compensation paid or awarded to Richard R. Nicolosi, Chief Executive Officer ("CEO") of the Company, and the other four most highly compensated executive officers of the Company during the last fiscal year (collectively, the "Named Executives") for services rendered in all capacities for the last three fiscal years.

                                                                                  Long-Term Compensation
                                            Annual Compensation                           Awards
                             -----------------------------------------------   ----------------------------
                                                                   Other       Restricted
                                                                   Annual         Stock       Securities        All Other
                                        Salary       Bonus      Compensation     Awards       Underlying      Compensation
Name/Principal Position      Year(b)      ($)         ($)           ($)            ($)      Options/SARs(#)     ($) (h)
---------------------------  -------   ---------   ----------   ------------   ----------   ---------------   ------------
Richard R. Nicolosi           1998     $600,000    $     --     $150,000(d)        --              --         $  7,318
  Chairman of the Board and   1997      425,000     500,000      112,500(d)    1,095,000(e)      425,532       109,034
  Chief Executive Officer     1996           --          --                        --              --             --

Thomas J. Leonard(a)          1998      250,000          --         --             --              --            7,318
  President, Samsonite -      1997      250,000     187,500         --           709,724(f)       98,619         6,316
  the Americas                1996      250,000     125,000                        --              --            7,260

Luc Van Nevel(c)              1998      252,313     125,000         --             --              --           96,726
  President and Chief         1997      290,980     275,000         --           709,724(f)       98,619       102,704
  Operating Officer           1996      306,331     153,165                        --              --           31,001

Thomas R. Sandler             1998      200,000     192,000         --             --              --            7,058
  President, Samsonite -      1997      200,000     220,000         --           709,724(f)       98,619         5,968
  the Americas                1996      150,000     100,000                        --              --            6,156

Karlheinz Tretter(g)          1998      168,023     120,000         --             --              --           15,757
  President, Samsonite        1997      192,667      69,710         --             --             89,448        18,062
  Europe and Asia             1996      202,097      79,907         --             --              --            8,020

______________________
(a) Effective February 1, 1998, Mr. Leonard left the Company's employment. Mr. Sandler became President, Samsonite - the Americas in March 1998.

(b) Fiscal year ending January 31.

(c) Mr. Van Nevel's base salary was 9,000,000 Belgian francs for each of the three fiscal years ended January 31, 1998. His salary, bonuses, and all other compensation amounts, to the extent denominated in Belgian francs, have been translated to U.S. dollars at rates of 35.67, 30.93, and 29.38, francs to the U.S. dollar for the years ended January 31, 1998, 1997, and 1996, respectively.

(d) Consists of amounts paid during the year for a housing allowance at the rate of $12,500 per month.

(e) The Company issued 60,000 shares of restricted stock to Mr. Nicolosi on May 15, 1996 pursuant to the terms of his employment agreement (see "Employment Contracts and Termination of Employment and Change-in-Control
    Arrangements"). The market value of the stock at May 15, 1996 was $18.25 per share.

(f) Effective as of May 15, 1996, the Company entered into agreements with Messrs. Leonard, Van Nevel, and Sandler that provide for stock bonuses to each of them of 38,889 shares of common stock. The market value of the stock at May 15, 1996 was $18.25 per share. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

(g) Mr. Tretter's base salary is 289,000 Deutschemarks (DM) for each of the three fiscal years ended January 31, 1998. His salary, bonuses, and all other compensation amounts, to the extent denominated in DM, have been translated to U.S. Dollars at rates of 1.72, 1.50, and 1.43 DM for the years ended January 31, 1998, 1997, and 1996, respectively.

(h) Represents the following amounts paid by the Company for the benefit of each of the Named Executives:

                                                                      Life
                                                  Company           insurance
                                              contribution to      premium and
Name                              Year(i)       401(k) Plan       excess medical
----                              -------     ---------------     --------------

Mr. Nicolosi......................  1998           $4,750              $2,568

Mr. Leonard.......................  1998            4,750               2,568

Mr. Van Nevel(ii).................  1998              --                  --

Mr. Sandler.......................  1998            4,750               2,308

Mr. Tretter(ii)...................  1998              --                  --

(i)  Fiscal year ending January 31.

(ii) Mr. Van Nevel and Mr. Tretter participate in an employee benefit arrangement available to employees of the Company located in Belgium and Germany, respectively, which combines retirement and life insurance benefits based on salary. An amount is contributed by the Company on behalf of such employees in order to purchase insurance contracts that contain both a life insurance and retirement pension provision. In fiscal 1998, $96,726 and $15,757 was contributed on behalf of Mr. Van Nevel and Mr. Tretter, respectively.

  No grants of stock options were made during fiscal 1998 to Named Executives.

  The following table discloses, for the Named Executives, information regarding stock options that were held at January 31, 1998.

                       FISCAL YEAR END OPTION/SAR VALUES

                                                     Number of Securities           Value of Unexercised
                                                   Underlying Options/SARs at      in-the-money Options/SARs
                 Shares Acquired     Value           Fiscal Year-End (#)            at Fiscal Year End ($)
Name             on Exercise (#)   Realized $     Exercisable/ Unexercisable      Exercisable/Unexercisable(a)
----             ---------------   ----------     ---------------------------     ----------------------------
Mr. Nicolosi            --             --               93,085/332,447                 1,257,000/4,488,000

Mr. Leonard             --             --               59,171/39,448                  1,235,000/823,000

Mr. Van Nevel           --             --               59,171/39,448                  1,235,000/823,000

Mr. Sandler             --             --               60,814/37,805                    838,000/558,000

Mr. Tretter             --             --               57,002/32,446                    494,000/329,000

(a) Total value of options based on fair market value of common stock of $31.75 as of January 31, 1998. There were no awards under long-term incentive plans to any Named Executives in fiscal 1998.

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

                              Years of Service
              -----------------------------------------------
Remuneration       15        20        25        30        35
------------  -------  --------  --------  --------  --------
$125,000      $24,499  $ 32,665  $ 40,832  $ 48,998  $ 57,567
 150,000       30,124    40,165    50,207    60,248    70,692
 175,000       35,749    47,665    59,582    71,498    83,817
 200,000       41,374    55,165    68,957    82,748    96,942
 225,000       46,999    62,665    78,332    93,998   110,067
 250,000       52,624    70,165    87,707   105,248   123,192
 300,000       63,874    85,165   106,457   127,748   149,442
 400,000       75,124   100,165   125,207   150,248   175,692
 450,000       75,124   100,165   125,207   150,248   175,692
 500,000       75,124   100,165   125,207   150,248   175,692
 550,000       75,124   100,165   125,207   150,248   175,692
 600,000       75,124   100,165   125,207   150,248   175,692

  Compensation covered by the above Plans is total cash compensation paid, including any amount contributed under a Section 401(k) plan. The benefits shown above are payable on a life annuity basis and are not subject to any offset amounts.

  Mr. Nicolosi, Mr. Leonard, Mr. Sandler and Mr. Zezza have accrued 1, 13, 2 and 26 year(s), respectively, of service credit under the Samsonite Pension Plan and 0, 13, 2 and 21 years under the SERP.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  Richard R. Nicolosi. The Company entered into an employment agreement, effective as of May 15, 1996, with Richard R. Nicolosi (the "Nicolosi Agreement"), pursuant to which Mr. Nicolosi served as President and Chief Executive Officer of the Company for a two-year term which ended on May 15, 1998.

  The Nicolosi Agreement provided Mr. Nicolosi with, among other things, an annual base salary of $600,000 and an opportunity to receive an annual incentive bonus of $500,000 (80% of which was guaranteed for the first year) if the Company attained certain performance goals. In connection with the Nicolosi Agreement, the Company granted Mr. Nicolosi options to purchase 425,532 shares of Common Stock at an exercise price of $18.25 per share (subject to customary antidilution adjustments), all of which were vested as of May 15, 1998.

  Also in connection with the performance by Mr. Nicolosi of services pursuant to the Nicolosi Agreement, the Company agreed to issue to Mr. Nicolosi 60,000 shares of restricted Common Stock (the "Restricted Shares"). The Restricted Shares vested on May 15, 1998.

  Pursuant to a separate agreement with Mr. Nicolosi, the Company sold and issued to Mr. Nicolosi 55,000 shares of Common Stock at a purchase price of $18.25 per share (the market price at the date of the sale), or an aggregate purchase price of $1,003,750.

  The Nicolosi Agreement also provided Mr. Nicolosi with participation in certain employee benefit plans and arrangements on the same basis as other executive officers of the Company and contained customary provisions regarding reimbursement of legal fees and business expenses and for reimbursement of certain other expenses (including a one-time relocation allowance of $100,000 and a housing allowance at the rate of $12,500 per month), and indemnification with respect to actions taken by Mr. Nicolosi in his capacity as an officer of the Company.

  The Nicolosi Agreement provided that during Mr. Nicolosi's employment with the Company and for a period of two years thereafter, Mr. Nicolosi will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associate with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment. Making or holding any investment in any amount in securities traded on any national securities exchange or traded in the over the counter market, provided said investments do not exceed 1% of the issued and outstanding stock of any one such corporation, will not constitute a violation of the foregoing noncompetition agreement. The Nicolosi Agreement also limited the amount of additional shares of Common Stock that Mr. Nicolosi can purchase without the consent of the Board of Directors of the Company, and it restricted him from becoming involved in proxy contests or takeover proposals and certain similar activities with respect to the Company except on behalf of the Company.

  Thomas J. Leonard. The Company entered into an employment agreement (the "Leonard Agreement") with Mr. Leonard, effective as of April 18, 1995. Effective February 1, 1998, Mr. Leonard left the employment of the Company.

  The Leonard Agreement provided for an annual salary of $250,000, adjusted annually for Consumer Price Index increases, with no adjustment for decreases, and annual bonuses based on Company and personal performance. The Leonard Agreement provided that if the Company terminated Mr. Leonard's employment without Cause (as defined in the Leonard Agreement), or if Mr. Leonard terminates his employment for Good Reason (as defined in the Leonard Agreement), then (1) the Company will be required to pay Mr. Leonard an amount equal to the greater of (a) $500,000 or (b) the product of $41,667 times the lesser of 18 or the number of months remaining in the term of the Leonard Agreement and (2) until Mr. Leonard becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Leonard to continue to participate, for the number of years remaining in the term of the Leonard Agreement, in all Company benefit plans, provided such participation is permissible under the general terms and provisions of those plans. The Company paid Mr. Leonard $750,000 upon Mr. Leonard's departure from the Company on February 1, 1998.

  On February 20, 1996, Mr. Leonard was granted options under the Company's 1995 Stock Option and Incentive Award Plan to purchase 98,619 shares of the Company's Common Stock at a price of $10.875 per share, the market price per share of Common Stock at the date of grant. The options have a six-year term. The options are exercisable 20% at the date of grant with the remaining options becoming exercisable ratably over a four-year period. The options became fully exercisable upon Mr. Leonard's termination of employment on February 1, 1998 and expire on January 31, 1999.

  Effective as of May 15, 1996, the Company entered into an agreement with Mr. Leonard that provides for a stock bonus of 38,889 shares of Common Stock (the "Bonus Shares"), payable if Mr. Leonard remains continually employed by the Company through the earlier of the third anniversary of the date of the agreement and the first anniversary of a change of control event; provided that if Mr. Leonard's employment is terminated prior to such date (i) due to death,
(ii) by the Company other than for "Cause or disability", as defined, or (iii) by the executive for Good Reason, as defined, then notwithstanding such termination of employment, such bonus shall be payable not later than 30 days following such termination, and the Company will have the option of making such payment either in the form of Bonus Shares or in cash in an amount equal to the market value of the Bonus Shares at the time. The Company issued the shares to Mr. Leonard subsequent to his termination of employment on February 1, 1998.

  Luc Van Nevel. The Company has entered into an Executive Management Agreement, effective February 1, 1998 (the "Van Nevel Agreement") with Mr. Luc Van Nevel for a term beginning on February 1, 1998 and expiring on January 31, 2002 or until the first to occur of Mr. Van Nevel's resignation, removal, death or disability. Under the Van Nevel Agreement, Mr. Van Nevel agrees to devote all necessary business time, energy and skill to the affairs of the Company, except for time devoted to the affairs of the Company's subsidiaries. The Van Nevel Agreement provides for an annual base salary of $175,000 and a living allowance not to exceed $50,000 per year to cover actual expenses incurred to maintain a second residence in the United States. Mr. Van Nevel is eligible to receive an incentive bonus of up to $495,000 if the Company and/or Mr. Van Nevel achieve certain performance goals. Up to $270,000 of the incentive bonus is payable if the Company achieves various levels of performance. Up to $225,000 of the incentive bonus is payable if Mr. Van nevel completes certain annual projects prescribed by the Board. Additionally, the Van Nevel Agreement provides for a signing bonus of $400,000 if a change of control does not occur prior to January 31, 1999. The signing bonus is payable on the earlier of January 31, 1999 or such earlier date as the Company terminates the assignment of Goldman, Sachs & Co. in connection with the possible sale of the Company. A change of control, as defined for this purpose is (i) any sale, transfer or conveyance of outstanding stock of the Company pursuant to which any person other than an Excluded Person, becomes the beneficial owner of more than 50% of the outstanding stock of the Company or (ii) any sale, transfer or other conveyance of all or substantially all of the Company's assets to any person other than to an Excluded Person. An Excluded Person means and includes (i) Apollo Investment Fund, L.P. ("Apollo"), any of its affiliates, and, so long as Apollo or any affiliate of Apollo controls the right to vote the securities in question, any partner, shareholder or trustee of any of them, (ii) any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company and (iii) the Company or any subsidiary of the Company. The Van Nevel Agreement provides that upon Mr. Van Nevel's death or disability, termination by the Company for Cause, or by the Executive for Good Reason (each as defined in the Van Nevel Agreement), the Company will be required to pay Mr. Van Nevel all accrued salary and appropriate business expenses to the date of death or termination and, in the event of death, through the end of the third calendar month after the month of death. In the event of Mr Van Nevel's disability which renders him incapable of performing his duties for a period of more than ninety days, the Company may terminate Mr. Van Nevel's employment after paying Mr. Van Nevel all accrued salary and appropriate business expenses. Upon termination by the Company without cause or by Mr. Van Nevel with Good Reason (as defined in the Van Nevel Agreement), the Company will be required to pay Mr. Van Nevel (a) all accrued salary and appropriate business expenses to the date of termination and (b) severance compensation of $500,000. The Van Nevel Agreement provides that during Mr. Van Nevel's employment with the Company and for a period of one year thereafter (unless such employment is terminated by the Company without Cause or by the Executive with Good Reason, each as defined in the Van Nevel Agreement), he shall not engage in any business activity that is in substantial competition with any of the businesses engaged in by the Company in any of the geographic areas in which business is conducted by the Company during the twelve months preceding the termination of employment. Owning, as an inactive investor, securities in any competitor corporation listed on a national securities exchange or publicly traded in the over-the-counter market, provided said investments do not exceed 1% of the voting stock of such corporation, will not constitute a violation of the foregoing noncompetition agreement. On February 1, 1998, Samsonite Europe N.V. entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement") with Mr. Van Nevel, which amends and restates a consulting agreement effective January 1, 1990 and amended on January 1, 1992. Under this Consulting Agreement, Mr. Van Nevel shall be paid an annual consulting fee of 9,000,000 Belgian Francs. The Consulting Agreement is subject to the termination provisions of the Van Nevel Agreement.

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

  Effective as of May 15, 1996, the Company entered into an agreement with Mr. Van Nevel that provides for a stock bonus of 38,889 shares of Common Stock (the "Bonus Shares"), payable if Mr. Van Nevel remains continually employed by the Company through the earlier of the third anniversary of the date of the agreement and the first anniversary of a change of control event; provided that if Mr. Van Nevel's employment is terminated prior to such date (i) due to death,
(ii) by the Compa ny other than for "Cause or disability", as defined, or (iii) by the executive for Good Reason, as defined, then notwithstanding such termination of employment, such bonus shall be payable not later than 30 days following such termination, and the Compa ny will have the option of making such payment either in the form of Bonus Shares or in cash in an amount equal to the market value of the Bonus Shares at the time. The agreement also provides that if a change of control event occurs, all options to purchase Common Stock previously granted to Mr. Van Nevel shall vest on the first anniversary of the date on which such event occurs (to the extent such options shall not have otherwise vested as of such first anniversary date), so long as Mr. Van Nevel remains continually employed by the Company through such first anniversary date.

  Thomas R. Sandler. The Company has entered into an employment agreement (the "Sandler Agreement"), with Mr. Sandler, effective as of February 1, 1998. Pursuant to the Agreement, Mr. Sandler will serve for a four-year term expiring January 31, 2002, initially as Senior Vice President and Chief Financial Officer and now as President, Samsonite - the Americas. The Sandler Agreement provides for an annual salary of $325,000, which may be increased (but not decreased) by the Company at its discretion. Mr. Sandler is entitled to receive an incentive bonus of up to $192,500 if the Company and/or Mr. Sandler achieve certain performance levels. Up to $105,000 of this incentive bonus is payable if the Company achieves various levels of performance. Up to $87,500 of the incentive bonus is payable if Mr. Sandler completes certain annual projects prescribed by the Board. The Sandler Agreement provides for participation in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other executive officers. The Sandler Agreement provides that if the Company terminates Mr. Sandler's employment without Cause (as defined in the Sandler Agreement), or if Mr. Sandler terminates his employment for Good Reason (as defined in the Sandler Agreement), then (1) the Company will be required to pay Mr. Sandler an amount equal to the greater of (a) $500,000 or (b) the amount of the base salary which would have been paid from the date of termination to the expiration of the Sandler Agreement had it not been terminated and (2) until Mr. Sandler becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Sandler to continue to participate, for the number of years remaining in the term of the Sandler Agreement, in all Company benefit plans, provided such participation is permissible under the general terms and provisions of those plans. The Sandler Agreement provides that in the event the agreement continues in effect until the end of its term, and the Company has not offered continued employment to Mr. Sandler on substantially similar terms or the parties otherwise fail to reach a mutual agreement for an extension of Mr. Sandler's employment, the Company will be required to pay Mr. Sandler $250,000. The Sandler Agreement contains customary provisions regarding reimbursement of legal fees and certain other expenses, and indemnification with respect to actions taken by Mr. Sandler in his capacity as an officer of the Company. The Sandler Agreement provides that during Mr. Sandler's employment with the Company and for a period of one year thereafter, Mr. Sandler will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment. Making or holding any investment in any amount in securities traded on any national securities exchange or traded in the over the counter market, provided said investments do not exceed 1% of the issued and outstanding stock of any one such corporation, will not constitute a violation of the foregoing noncompetition agreement.

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

  Karlheinz Tretter. The Company entered into an agreement (the "Tretter Agreement") with Mr. Tretter, effective as of February 1, 1998. Pursuant to the Tretter Agreement, Mr. Tretter will serve as President of Samsonite GmbH for an indefinite term and will provide services to various subsidiaries of Samsonite Europe N.V., until January 31, 2002. The Tretter Agreement provides for an annual salary of ECU 300,147 (the equivalent of U.S. $325,000 at February 1,1998). Mr. Tretter is entitled to receive an incentive bonus of up to ECU 177,779 (US $192,500 at February 1, 1998) if the Company and/or Mr. Tretter achieve certain performance levels. Up to ECU 96,971 (US $105,000 at February 1,
1998) of this incentive bonus is payable if the Company achieves various levels of performance. Up to ECU 80,809 (US $87,500 at February 1, 1998) of the incentive bonus is payable if Mr. Tretter completes certain annual projects prescribed by the Board. Mr. Tretter participates in the pension, welfare, savings, and other benefit and insurance plans of Samsonite GmbH on the same basis as its other executive officers. The Tretter Agreement provides that if the Company terminates Mr. Tretter's employment without Cause (as defined in the Tretter Agreement), or if Mr. Tretter terminates his employment for Good Reason (as defined in the Tretter Agreement), then the Company will be required to pay Mr. Tretter an amount equal to the lesser of (i) ECU 462,180 (US $500,000 at February 1, 1998) and (ii) the base annual salary under the Tretter Agreement which would have been paid to Mr. Tretter from termination through January 31, 2002. The Tretter Agreement contains customary provisions regarding reimbursement of legal fees and certain other expenses, and indemnification with respect to actions taken by Mr. Tretter in his capacity as an officer of the Company and its subsidiaries. The Tretter Agreement provides that during Mr. Tretter's employment with the Company and for a period of one year thereafter, Mr. Tretter will not become active for another company which competes with the Company in Member States of the European Union.

  On February 20, 1996, Mr. Tretter was granted options under the Company's 1995 Stock Option and Incentive Award Plan to purchase 39,448 shares of the Company's Common Stock at a price of $10.875 per share, the market value at the date of grant. The options have a six-year term. The options are exercisable 20% at the date of grant with the remaining options becoming exercisable ratably on January 31, 1997, 1998, 1999 and 2000. On October 29, 1996, Mr. Tretter was granted options under the 1995 Plan to purchase 50,000 shares of the Company's Common Stock at a price of $35.50 per share, the market value at the date of grant. The options have a six-year term. One third of the options are exercisable beginning January 31, 1997 with the remaining options becoming exercisable ratably over a two-year period from January 31, 1997. If a change in control event occurs and Mr. Tretter is terminated for any reason other than for Cause (as defined by the option agreement), all the options granted shall immediately vest.

1995 STOCK OPTION AND INCENTIVE AWARD PLAN

  The Company has reserved 2,550,000 shares for issuance under the 1995 Stock Option and Award Plan (as Amended in 1996) ("the 1995 Plan") of options as determined by the Compensation Committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the plan. Incentive stock options must be issued at exercise prices no less than the fair market value of the Common Stock at the date of the grant. Nonqualified options may be granted at exercise prices at or below the market value, but not at less than 50% of the market value of the Common Stock at the date of the grant. Options granted under the 1995 Plan will vest over a period of not more than ten years as determined by the Compensation Committee.

  At January 31, 1998, options for 2,139,518 shares were outstanding to various executive officers and other employees under the 1995 Plan at option exercise prices ranging from $10.875 to $47.875 per share, which prices were greater than or equal to the market value of the Common Stock as of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  No current or former officer of the Company served as a member of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information about persons known to the Company to be the beneficial owner of more that 5% of the Common Stock, and as to the beneficial ownership of the Common Stock by each of the Company's directors and executive officers and all of the Company's directors and executive officers as a group, as of April 30, 1998. Except as otherwise indicated, to the knowledge of the Company, the persons identified below have sole voting and sole investment power with respect to shares they own of record.

                                                  NUMBER OF SHARES
     NAME AND ADDRESS OF BENEFICIAL OWNER        BENEFICIALLY OWNED      PERCENT
     ------------------------------------        ------------------      -------
     Apollo Investment Fund, L.P.
       c/o Apollo Advisors, L.P.
       2 Manhattan Road
       Purchase, New York 10577

     and

     Lion Advisors, L.P.                             7,334,859(1)         35.92%
       1301 Avenue of the Americas, 38th Floor
       New York, NY 10019

     Richard R. Nicolosi                               738,822(2)          3.54%
       c/o Samsonite Corporation
       11200 East 45th Avenue
       Denver, Colorado 80239

     Mark H. Rachesky                                   75,829              *
       Mark Capital Partners
       335 Madison Avenue, 26th Floor
       New York, New York 10017

     Thomas J. Leonard                                 137,508(3)           *

     Thomas R. Sandler                                  62,314(4)           *
       c/o Samsonite Corporation
       11200 East 45th Avenue
       Denver, Colorado 80239

     Luc Van Nevel                                      61,171(5)           *
       c/o Samsonite Europe N.V.
       Westerring 17
       B-9700 Oudenaarde, Belgium

                                                  NUMBER OF SHARES
     NAME AND ADDRESS OF BENEFICIAL OWNER        BENEFICIALLY OWNED      PERCENT
     ------------------------------------        ------------------      -------
     Karlheinz Tretter                                  58,002(6)           *
       c/o Samsonite Europe N.V.
       Westerring 17
       B-9700 Oudenaarde, Belgium

     Carlo Zezza                                        17,650(7)           *
       c/o Samsonite Corporation
       11200 East 45th Avenue
       Denver, Colorado 80239

     Richard H. Wiley                                    9,094(8)           *
       c/o Samsonite Corporation
       11200 East 45th Avenue
       Denver, Colorado 80239

     D. Michael Clayton                                  8,030(9)           *
       c/o Samsonite Corporation
       11200 East 45th Avenue
       Denver, Colorado 80239

     Bernard Attal                                         943              *
       1301 Sixth Avenue, 38th Floor
       New York, New York 10019

     R. Theodore Ammon                                     829              *
       Big Flower Press Holdings, Inc.
       3 E. 54th Street, 19th Floor
       New York, New York 10022

     Leon D. Black                                         829(10)          *
       1301 Avenue of the Americas, 38th Floor
       New York, NY 10019

     Robert H. Falk                                        829(10)          *
       1301 Avenue of the Americas, 38th Floor
       New York, NY 10019

     Robert L. Rosen                                       829              *
       RLR Partners, L.P.
       825 Third Avenue, 40th Floor
       New York, New York 10022

     Marc J. Rowan                                         829(10)          *
       1301 Avenue of the Americas, 38th Floor
       New York, NY 10019

     Stephen J. Solarz                                     135              *
       APCO Associates, Inc.
       1615 L Street, N.W., Suite 900
       Washington, DC  20036

     All Directors and Executive Officers
       as a group                                    1,036,135(11)         4.92%

*Less than 1.0%
________________________

(1) Includes 3,668,163 shares held by Apollo Investment Fund, L.P. ("Apollo Investments") and 3,666,696 shares beneficially held by Lion Advisors, L.P. ("Lion") on behalf of an investment account under management over which Lion has exclusive investment, voting and dispositive power. Lion is affiliated wit Apollo Advisors, L.P., the general partner of Apollo Investments.

(2) Includes 60,000 shares of restricted Common Stock issued to Mr. Nicolosi in connection with his employment arrangement. Includes options to purchase 425,532 shares of Common Stock presently exercisable or exercisable within 60 days of April 30, 1998.

(3) Includes options to purchase 98,619 shares of Common Stock exercisable as of April 30, 1998.

(4) Includes options to purchase 60,814 shares of Common Stock exercisable as of April 30, 1998.

(5) Includes options to purchase 59,171 shares of Common Stock exercisable as of April 30, 1998.

(6) Includes options to purchase 57,002 shares of Common Stock exercisable as of April 30, 1998.

(7) Includes options to purchase 16,000 shares of Common Stock exercisable as of April 30, 1998.

(8) Represents options to purchase 9,094 shares of Common Stock exercisable as of April 30, 1998.

(9) Includes options to purchase 7,830 shares of Common Stock exercisable as of April 30, 1998.

(10) Includes shares issued under the Directors Stock Plan. Does not include shares held by Apollo or Lion. Each of Messrs. Falk and Rowan, directors of the Company, together with Mr. Black, a director of the Company, who is also a director of Apollo Capital Management, Inc., the general partner of Apollo Advisors, L.P., and of Lion Capital Management, Inc., the general partner of Lion, disclaims beneficial ownership of the securities held by Apollo and Lion.

(11) Excludes shares listed above for Apollo Investment Fund, L.P., and Lion Advisors, L.P. If such shares were included, the aggregate number of shares beneficially owned by all directors and executive officers as a group would be 8,370,994, representing 39.7%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K.
       Form 8-K dated March 24, 1998, May 13, 1998, and May 20, 1998.
       Item 5. Other Events

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SAMSONITE CORPORATION

                                    By: /s/ Richard H. Wiley
                                       -----------------------------------------
                                        Richard H. Wiley
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer

                                    Date:  May 29, 1998