Form 10-Q
period 1998-04-30
SAMSONITE CORP/FL
filed 1998-06-15
CIK 914478

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------   ---------------

Commission File Number: 0-23214
                       -------------

                             SAMSONITE CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                          36-3511556
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

11200 East 45th Avenue, Denver, CO                            80239
----------------------------------                          ----------
(Address of principal executive offices)                    (Zip Code)

                                 (303) 373-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                          ----------------------------
                   (Former name, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,667,258 shares of common stock, par value $0.01 per share, as of June 10, 1998.

                                   FORM 10-Q
                                   ---------

                                    CONTENTS
                                    --------

                                                                                                    Page Number
                                                                                                    -----------
PART I - FINANCIAL INFORMATION
         ---------------------

         Unaudited Consolidated Balance Sheets as of April 30, 1998
         and January 31, 1998....................................................................        1

         Unaudited Consolidated Statements of Operations for the three months
         ended April 30, 1998 and 1997...........................................................        3

         Unaudited Consolidated Statement of Stockholders' Equity
         for the three months ended April 30, 1998...............................................        4

         Unaudited Consolidated Statements of Cash Flows for the three months
         ended April 30, 1998 and 1997...........................................................        5

         Unaudited Notes to Consolidated Financial Statements....................................        7

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................       15

PART II - OTHER INFORMATION
          -----------------

         Item 1: Legal Proceedings...............................................................       21

         Item 2: Changes in Securities...........................................................       21

         Item 3: Defaults upon Senior Securities.................................................       21

         Item 4: Submission of Matters to a Vote of Security Holders.............................       21

         Item 5: Other Information...............................................................       21

         Item 6: Exhibits and Reports on Form 8-K................................................       21

         Signature  .............................................................................       22

         Index to Exhibits.......................................................................       23

PART I - FINANCIAL INFORMATION
------------------------------


                     SAMSONITE CORPORATION AND SUBSIDIARIES

                      Unaudited Consolidated Balance Sheets
                    as of April 30, 1998 and January 31, 1998
                                 (In thousands)



                                                                                     April 30,       January 31,
Assets                                                                                    1998              1998
------                                                                             -----------       -----------
Current assets:
    Cash and cash equivalents.................................................     $     6,911             3,134
    Trade receivables, net of allowances for doubtful accounts
       of $8,891 and $8,766...................................................          91,839            99,620
    Notes and other receivables...............................................          11,299            10,129
    Inventories (Note 2)......................................................         186,347           172,665
    Deferred income tax assets................................................          33,437            31,623
    Prepaid expenses and other current assets.................................          15,899            13,873
    Assets held for sale......................................................           8,471            11,471
                                                                                    ----------        ----------

       Total current assets...................................................         354,203           342,515

Investments in affiliates.....................................................           2,204             2,425

Property, plant and equipment, net (Note 3)...................................         140,964           142,351

Intangible assets, less accumulated amortization of $207,756 and
    $206,260 (Note 4).........................................................         115,506           116,908

Other assets and long-term receivables, net of allowances
    for doubtful accounts of $706.............................................           4,881             5,850
                                                                                    ----------        ----------

                                                                                   $   617,758           610,049
                                                                                    ==========        ==========

                                                                     (Continued)


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                      Unaudited Consolidated Balance Sheets
                    as of April 30, 1998 and January 31, 1998
                        (In thousands, except share data)

                                                                                            April 30,      January 31,
Liabilities and Stockholders' Equity                                                             1998             1998
------------------------------------                                                      -----------      -----------
Current liabilities:
    Short-term debt (Note 5)........................................................        $   9,084            5,640
    Current installments of long-term obligations (Note 5)..........................            4,662            6,977
    Accounts payable ...............................................................           48,096           49,221
    Accrued liabilities.............................................................           76,168           85,368
                                                                                             --------        ---------

       Total current liabilities                                                              138,010          147,206

Long-term obligations, less current installments (Note 5)...........................          203,629          172,246
Deferred income tax liabilities.....................................................           13,252           15,730
Other noncurrent liabilities........................................................           59,164           59,838
                                                                                             --------        ---------

       Total liabilities............................................................          414,055          395,020
                                                                                             --------        ---------

Minority interests in consolidated subsidiaries.....................................            6,194            6,143
Stockholders' equity (Note 7):
    Preferred stock ($.01 par value; 2,000,000 shares authorized;
       no shares issued)............................................................               --               --
    Common stock ($.01 par value; 60,000,000 shares authorized;
       20,420,902 and 20,371,068 shares issued and
       outstanding).................................................................              204              204
    Additional paid-in capital......................................................          419,283          418,462
    Accumulated deficit.............................................................         (206,098)        (195,171)
    Foreign currency translation adjustment.........................................          (15,857)         (14,449)
    Unearned compensation - restricted shares.......................................              (23)            (160)
                                                                                             --------        ---------

       Total stockholders' equity...................................................          197,509          208,886
                                                                                             --------        ---------

Commitments and contingencies (Notes 1B and 1D)
                                                                                            $ 617,758          610,049
                                                                                             ========        =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Operations
               for the three months ended April 30, 1998 and 1997
                      (In thousands, except per share data)

                                                                                     Three Months Ended April 30,
                                                                                     ----------------------------
                                                                                       1998                 1997
                                                                                       ----                 ----
Net sales (Note 1G)..........................................................        $156,676             169,562
Cost of goods sold  .........................................................          97,273              99,293
                                                                                      -------             -------
    Gross profit.............................................................          59,403              70,269

Selling, general and administrative expenses.................................          59,621              54,656
Provision for restructuring operations (Note 1B).............................           2,608                (600)
Amortization of intangible assets ...........................................           1,526               1,824
                                                                                      -------             -------
    Operating income (loss)..................................................          (4,352)             14,389

Other income (expense):
    Interest income .........................................................             791                 465
    Interest expense and amortization of debt issue costs....................          (4,808)             (6,207)
    Other - net (Note 6).....................................................             998               6,899
                                                                                      -------             -------

    Income (loss) before income taxes, minority interest,
       and extraordinary item ...............................................          (7,371)             15,546

Income tax benefit (expense).................................................           2,924              (6,829)
Minority interest in earnings of subsidiaries................................            (256)               (218)
                                                                                      -------             -------
    Income (loss) before extraordinary item..................................          (4,703)              8,499
Extraordinary item - loss on extinguishment of debt,
    net of income tax benefit of $3,815 and $4,609 (Note 5)..................          (6,224)             (6,633)
                                                                                      -------             -------

    Net income (loss)........................................................        $(10,927)              1,866
                                                                                      =======             =======

    Income (loss) per share - basic:
       Continuing operations before extraordinary item.......................        $  (0.23)               0.43
       Extraordinary loss....................................................           (0.31)              (0.34)
                                                                                      -------             -------
           Net income (loss) per share.......................................        $  (0.54)               0.09
                                                                                      =======             =======
    Income (loss) per share - assuming dilution:
       Continuing operations before extraordinary item.......................        $  (0.23)               0.41
       Extraordinary loss....................................................           (0.31)              (0.32)
                                                                                      -------             -------
           Net income (loss) per share.......................................        $  (0.54)               0.09
                                                                                      =======             =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

            Unaudited Consolidated Statement of Stockholders' Equity
                    for the three months ended April 30, 1998
                      (In thousands, except share amounts)

                                                                                                    Foreign           Unearned
                                                                 Additional                         Currency         Compensation-
                                  Preferred       Common          Paid-In         Accumulated      Translation        Restricted
                                    Stock         Stock           Capital           Deficit         Adjustment          Shares
                                    -----         -----           -------           -------         ----------          ------
Balance, February 1, 1998            $ --           204          418,462          (195,171)          (14,449)            (160)

Issuance of 1,372 shares to
directors for services                 --            --               44                --                --               --

Amortization of restricted
stock award to
compensation expense                   --            --               --                --                --               137

Compensation expense
accrued for stock bonus
awards                                 --            --              118                --                --               --

Exercise of employee stock
options, issuance of stock
award shares, and related
income tax benefits                    --            --              659                --                --               --

Foreign currency
translation adjustment                 --            --               --                --            (1,408)              --

Net income (loss)                      --            --               --           (10,927)               --               --
                                    -----         -----          -------          ---------          --------          -------
Balance, April 30, 1998             $  --           204          419,283          (206,098)          (15,857)             (23)
                                    =====         =====          =======          =========          ========          =======

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Cash Flows
               for the three months ended April 30, 1998 and 1997
                                 (In thousands)

                                                                                          Three Months Ended April 30,
                                                                                          ----------------------------
                                                                                           1998               1997
                                                                                           ----               ----
Cash flows provided by (used in) operating activities:
    Net income (loss)..........................................................          $(10,927)            1,866
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Loss on extinguishment of debt..........................................             6,224             6,633
       Loss (gain) on disposition of fixed assets..............................              (737)                8
       Depreciation and amortization of property,
           plant and equipment.................................................             5,417             5,384
       Amortization of intangible assets.......................................             1,526             1,824
       Amortization of debt issue costs........................................                76               468
       Provision for doubtful accounts.........................................               459             1,052
       Amortization of stock awards and stock issued for services..............               299               358
       Adjustment of reserve for discontinued operations.......................                --            (1,458)
       Provision (adjustment) to restructuring reserve                                      2,608              (600)

       Changes in operating assets and liabilities:
           Trade and other receivables.........................................             6,231            (8,618)
           Inventories.........................................................           (13,682)              773
           Prepaid expenses and other current assets...........................            (2,026)           (2,593)
           Accounts payable....................................................            (1,125)            5,531
           Accrued liabilities.................................................            (8,364)           (4,196)
       Other adjustments - net.................................................            (3,378)           (2,352)
                                                                                         ---------         --------

    Net cash provided by (used in) operating activities .......................           (17,399)            4,080
                                                                                         ---------         --------

                                                                     (Continued)

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                 Unaudited Consolidated Statements of Cash Flows
               for the three months ended April 30, 1998 and 1997
                                 (In thousands)


                                                                                         Three Months Ended April 30,
                                                                                         ----------------------------
                                                                                            1998              1997
                                                                                            ----              ----
Cash flows provided by (used in) investing activities:
    Purchases of property, plant and equipment....................................         $(7,433)           (8,002)
    Net cash received from (used in) operations discontinued
       and sold...................................................................            (894)           (1,350)
    Proceeds from sale of assets held for sale and property and equipment.........           5,250               305
                                                                                           -------           -------

       Net cash provided by (used in) investing activities........................          (3,077)           (9,047)
                                                                                           -------           -------

Cash flows provided by (used in) financing activities:
    Proceeds from public stock offering, net of offering costs....................              --           130,297
    Proceeds from exercise of employee stock options..............................             133             7,258
    Retirement of subordinated notes..............................................         (52,269)          (80,800)
    Redemption premium and expenses on retirement of subordinated notes...........          (8,512)           (8,684)
    Net borrowings (payments) of short-term obligations...........................           3,344              (580)
    Net borrowings (payments) on long-term obligations............................          82,520           (44,611)
    Other, net....................................................................             106             1,101
                                                                                           -------           -------

       Net cash provided by (used in) financing activities........................          25,322             3,981
                                                                                           -------           -------

Effect of exchange rate changes on cash and cash equivalents......................          (1,069)           (5,247)
                                                                                           -------           -------

       Net decrease in cash and cash equivalents..................................           3,777            (6,233)

Cash and cash equivalents, beginning of period ...................................           3,134             9,343
                                                                                           -------           -------

Cash and cash equivalents, end of period..........................................        $  6,911             3,110
                                                                                           =======           =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest .....................................        $  5,000             2,851
                                                                                           =======           =======
    Cash paid during the period for income taxes..................................        $    479             1,132
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

B.   Recent Events and Proposed Recapitalization
     -------------------------------------------

     The Company recently announced a planned recapitalization of the Company (the "Recapitalization") involving the repurchase pursuant to a tender offer (the "Tender Offer") of up to 10.5 million shares of the Company's common stock at a purchase price of $40.00 per share (up to $420 million in the aggregate) and the refinancing of certain existing indebtedness. The Company intends to finance the Recapitalization through the sale of $350 million of senior subordinated notes, $175 million of redeemable senior preferred stock, and a new senior credit facility. The Recapitalization is conditioned on the Company's having obtained sufficient financing to purchase the shares of common stock pursuant to the Tender Offer, to refinance existing indebtedness and to pay related fees and expenses. Certain pro forma financial information giving effect to the Recapitalization is included in the Form 8-K filed by the Company on May 20, 1998.

     On January 7, 1998, the Company announced it had engaged Goldman, Sachs & Co. as financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. This process ultimately resulted in the Recapitalization plan. In addition to the charges discussed below, the Company expects to record charges in the second quarter of fiscal 1999 for financial, legal and other expenses associated with the process of exploring these alternative plans which were not ultimately consummated.

     During the three months ended April 30, 1998, the Company completed a tender offer for the Series B Notes (the "Notes") and retired $52,269,000 principal amount of the Notes and paid redemption premium and other expenses of the tender offer totaling approximately $8,512,000. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the three months ended April 30, 1998. The Company's existing credit facility was amended to allow for financing the retirement of the Series B Notes from borrowings thereunder.

     On March 23, 1998, the Company announced a restructuring of its Torhout, Belgium manufacturing operations. The Company recorded a pre-tax charge of approximately $2.6 million during the three months ended April 30, 1998 in connection with the restructuring. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 111 positions.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        Unaudited Notes to Consolidated Financial Statements (Continued)

     On May 14, 1998, the Company approved a plan to further restructure its U.S. production operations to bring the unit volume and workforce in the Denver plant into line with expected sales and to achieve a better balance between fixed and variable costs with respect to this facility. The restructuring plan calls for a substantial reduction in workforce, as well as the disposal of certain molding and other equipment that represents excess capacity. As a result, during the second quarter of fiscal 1999, the Company will record a restructuring charge of approximately $5.5 million (of which approximately $2.2 million is non-cash). The Company also expects to incur additional cash costs of approximately $0.3 million in connection with the restructuring plan that will be expensed as they are incurred. The Company expects that the restructuring will be completed by approximately July 1, 1998.

     The Company is evaluating its investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China which is encountering difficulties in achieving an adequate level of sales and distribution to support operational expenses and finding qualified personnel to manage the joint venture. As a result of this evaluation, the Company may incur a charge in fiscal 1999 related to the disposal or liquidation of this investment. At April 30, 1998, the Company had a net investment of approximately $2.2 million in this joint venture.

C.   Basis of Presentation
     ---------------------

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

D.   Interim Financial Statements
     ----------------------------

     The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 1998 and results of operations for the three months ended April 30, 1998 and 1997. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

     See Note 14 to the aforementioned consolidated financial statements included in the 1998 Form 10-K for a description of litigation, commitments and contingencies. A discussion of the effect of Year 2000 issues on the Company's operations is included in the 1998 Form 10-K under Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        Unaudited Notes to Consolidated Financial Statements (Continued)

E.   Use of Estimates
     ----------------

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

F.   Per Share Data
     --------------

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

     Loss from continuing operations before extraordinary item per share and net loss per share for the three months ended April 30, 1998 is computed based on a weighted average number of shares of common stock outstanding during the period of 20,413,536. Basic earnings per share and earnings per share - assuming dilution are the same for the three months ended April 30, 1998 because of the antidilutive effect of stock options and awards when there is a loss from continuing operations.

     The following table presents a reconciliation of the numerators and denominators of basic earnings per share and the earnings per share - assuming dilution for the three months ended April 30, 1997:

                                                               Income from
                                                                Continuing                               Per-Share
                                                                Operations            Shares              Amount
                                                              --------------        ------------        ------------
Basic Earnings per Share:
  Income before extraordinary item...........................    $8,499,000          19,848,865            $  .43
                                                                                                            =====
  Added dilutive effect of stock options and awards..........          --               841,445
                                                                  ---------          ----------
Earnings per Share-Assuming Dilution:

  Income before extraordinary item available to
    common stockholders and shares including assumed
    conversions..............................................    $8,499,000          20,690,310            $  .41
                                                                  =========          ==========             =====

G.   Royalty Revenues
     ----------------

     The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $3,777,000 and $4,763,000 for the three months ended April 30, 1998 and 1997, respectively.

H.   Reclassifications
     -----------------

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 1999 presentation.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        Unaudited Notes to Consolidated Financial Statements (Continued)


2.   Inventories
     -----------

     Inventories consisted of the following:


                                                          April 30,  January 31,
                                                            1998        1998
                                                          --------   -----------
                                                              (In thousands)
        Raw Materials ................................    $ 53,909       47,814
        Work in Process ..............................       9,624       10,476
        Finished Goods ...............................     122,814      114,375
                                                          --------     --------

                                                          $186,347      172,665
                                                          ========     ========


3.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

                                                          April 30,  January 31,
                                                            1998         1998
                                                            ----         ----
                                                              (In thousands)
        Land .........................................   $  11,996       12,266
        Buildings ....................................      64,438       60,524
        Machinery, equipment and other ...............     130,259      133,778
                                                         ---------    ---------
                                                           206,693      206,568
        Less accumulated amortization and depreciation     (65,729)     (64,217)
                                                         ---------    ---------
                                                         $ 140,964      142,351
                                                         =========    =========

     Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following (in thousands):

                                                                              Three months ended April 30,
                                                                              ----------------------------
                                                                              1998                   1997
                                                                              ----                   ----
                                                                                     (In thousands)
        "Fresh Start" Depreciation in Cost of Goods Sold...............        $411                    685
        "Fresh Start" Depreciation in Selling, General and
             Administrative Expenses...................................          90                    151
                                                                               ----                  -----
             Total "Fresh Start" Depreciation..........................        $501                    836
                                                                               ====                  =====

     Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

4.   Intangible Assets

     Intangible assets, net of accumulated amortization, consisted of the following:

                                                  April 30,     January 31,
                                                    1998           1998
                                                    ----           ----
                                                      (In thousands)
        Trademarks .........................      $107,682       108,556
        Licenses, Patents and Other ........         7,824         8,352
                                                   -------      --------
                                                  $115,506       116,908
                                                   =======      ========

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        Unaudited Notes to Consolidated Financial Statements (Continued)


     Amortization of intangible assets, including amortization related to the adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7, consisted of the following (in thousands)

                                                                                    Three Months Ended April 30,
                                                                                    ----------------------------
                                                                                        1998            1997
                                                                                        ----            ----
                                                                                            (In thousands)
            "Fresh Start" Amortization of Tradenames, Licenses, Patents
                and Other...................................................            $1,432          1,607
            Other...........................................................                94            217
                                                                                         -----          -----
                                                                                        $1,526          1,824
                                                                                         =====          =====

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

5.   Debt

     Debt consisted of the following:

                                                                                 April 30,          January 31,
                                                                                    1998                1998
                                                                                    ----                ----
                                                                                        (In thousands)
      Senior Credit Facility (a)..................................                $185,596            102,533
      Other (b) ..................................................                  24,771             25,227
      Capital lease obligations...................................                   6,476              4,302
      Series B Senior Subordinated Notes (c)......................                     532             52,801
                                                                                   -------            -------
          Total debt..............................................                 217,375            184,863
       Less short-term debt and current installments of
          long-term obligations...................................                 (13,746)           (12,617)
                                                                                   -------            -------
                                                                                  $203,629            172,246
                                                                                   =======            =======

(a) The Senior Credit Facility provides for a $200 million revolving credit facility due June 12, 2002 ("Revolving Credit Facility A") and a $50 million revolving credit facility ("Revolving Credit Facility B") due June 10, 1999. The Revolving Credit Facility A is a multicurrency facility which allows for loans of $160 million U.S. dollars and $40 million in various European currencies.

     The following amounts were outstanding at April 30, 1998 under the Senior Credit Facility:

     Revolving Credit Facility A:
         Borrowings ............................       $135.5 million
         Letters of Credit .....................       $15.6 million
     Revolving Credit Facility B ...............       $50.0 million

     Available borrowings were $48.9 million at April 30, 1998.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        Unaudited Notes to Consolidated Financial Statements (Continued)

     The Senior Credit Facility is secured by 100% of the stock of significant domestic subsidiaries and 66% of the stock of the Company's principal foreign subsidiaries. The agreement contains financial covenants requiring the Company to maintain certain financial ratios and minimum stockholders' equity. The agreement also contains covenants which limits the incurrance of additional indebtedness, the payment of dividends, the disposition of assets, and other restrictions. The agreement generally allows the Company to pay dividends not to exceed 30% of its net income.

(b) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $19.6 million and $5.1 million of secured financing arrangements with foreign banks.

(c)  The Series B Senior Subordinated Notes (the "Notes") bear interest at
     11 1/8% and have a maturity date of July 15, 2005. During the three months ended April 30, 1998, the Company completed a tender offer for the Series B Notes and retired $52,269,000 principal amount of the Notes and paid redemption premium and other expenses of the tender offer totaling approximately $8,512,000. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the three months ended April 30, 1998.

6.   Other Income (Expense) - Net

     Other income (expense) - net consisted of the following:

                                                                              Three Months Ended April 30,
                                                                              ----------------------------
                                                                                1998                 1997
                                                                                ----                 ----
                                                                                      (In thousands)
Net gains from foreign currency forward delivery contracts (a)......          $ 1,428                3,647
Rental income.......................................................              252                  522
Equity in loss of unconsolidated affiliate..........................             (235)                 (61)
Pension expense related to merged plans.............................               --                   --
Foreign currency transaction losses, net............................              (77)                (370)
Gain (loss) on disposition of fixed assets, net.....................              737                   (7)
Other, net..........................................................           (1,107)                (418)
Favorable settlement of claims (b)..................................               --                2,128
Adjustment of allowances relating to previous operations (c)........               --                1,458
                                                                               ------               ------
                                                                              $   998                6,899
                                                                               ======               ======

(a) Net gains from foreign currency forward delivery contracts for the three months ended April 30, 1998 includes $753,000 of unrealized exchange gains related to open forward exchange contracts entered into to reduce foreign currency exposure on certain foreign operations.

(b) Other income of $2,128,000 for the three months ended April 30, 1997 resulted from the favorable settlement for approximately $11,000, including legal expenses, of claims against the Company. The Company had previously accrued $2,139,000 for such claims as part of its reorganization in bankruptcy. The claims are part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements in the 1998 Form 10-K and relate to interest on overdue installments of interest occurring prior to the bankruptcy of the Company's predecessor in 1993.

(c) During the three months ended April 30, 1997, the Company recorded other income of $1,458,000 for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of receivables for which such allowances were established.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        Unaudited Notes to Consolidated Financial Statements (Continued)

7.   Employee Stock Options

     The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan. See Note 10 to the consolidated financial statements included in the 1998 Form 10-K for a description of such plan. In addition, the Company has outstanding options and stock bonus awards to current executives in connection with employment agreements.

     At April 30, 1998, the Company had outstanding options for a total of 2,494,319 shares at options prices ranging from $10.875 to $47.875 per share. Options for 1,042,357 shares were exercisable at April 30, 1998 at a weighted average exercise price of $21.93 per share. Options for 9,573 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $13.875 per share during the three months ended April 30, 1998.

     In May 1996, the Company granted stock bonuses for a total of 116,667 shares to certain officers payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event or in the event of certain types of termination. The Company is recognizing compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the vesting period. Upon the termination of one of the executive's employment with the Company, 38,889 of such shares vested and were issued to the executive during the three months ended April 30, 1998.

8.   Segment Information

     The Company has one line of business: the manufacture and distribution of luggage and other travel-related products. Management of the business and evaluation of operating results is organized along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States, Canada, Mexico, and South America; Europe; Asia, which includes India, China, Singapore, South Korea, and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company and royalties from the Japanese luggage licensee, and corporate overhead. Net outside sales and operating income by segment for the three months ended April 30, 1998 and 1997 are as follows:

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                    1998                 1997
                                                    ----                 ----
                                                         (In thousands)
Net outside sales:
     Europe (a)............................        $ 71,949              65,700
     Americas..............................          77,470              95,296
     Asia..................................           4,889               5,035
     Other.................................           2,368               3,531
                                                    -------             -------
                                                   $156,676             169,562
                                                    =======             =======
Operating income (loss):
     Europe (a)............................        $  5,872               8,564
     Americas..............................          (8,130)              7,493
     Asia..................................             (81)                 87
     Other.................................          (1,253)               (218)
     Eliminations..........................            (760)             (1,537)
                                                    --------            -------
                                                   $ (4,352)             14,389
                                                    =======             =======

                     SAMSONITE CORPORATION AND SUBSIDIARIES
        Unaudited Notes to Consolidated Financial Statements (Continued)

(a) Without the effect of the provision for restructuring operations, Europe's operating income would have been approximately $8.5 million for the three months ended April 30, 1998. Additionally, the depressing effects of the strengthened U.S. dollar versus the Belgian franc causes reported sales and operating income for the three months ended April 30, 1998 to be reduced by approximately $8.0 million and $0.7 million, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three Months Ended April 30, 1998 ("fiscal 1999" or "current year") Compared to Three Months Ended April 30, 1997 ("fiscal 1998" or "prior year")

General. The following discussion analyzes the Company's results of operations along the lines of the Company's organizational structure as disclosed in Note 8 to the consolidated financial statements included elsewhere herein as follows:
(i) "European operations" which consist of its European sales manufacturing and distribution operations whose reporting currency is the Belgian franc, (ii) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Mexico, Canada, Latin America, (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea and Hong Kong, and (iv) non-luggage licensing operations and corporate overhead.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1999 and fiscal 1998 at average rates of approximately 37.60 and 33.86 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 10% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 1999 compared to fiscal 1998. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 1999, the Company had net gains from such instruments of $1.4 million ($0.8 million of which was unrealized); during fiscal 1998, the Company had net gains on such instruments of $3.6 million ($2.7 million of which was unrealized). The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $0.7 million and $1.1 million for the three months ended April 30, 1998 and 1997, respectively.

Net Sales. Consolidated net sales decreased from $169.6 million in fiscal 1998 to $156.7 million in fiscal 1999, a decrease of $12.9 million. Fiscal 1999 sales were adversely affected by depressed U.S. wholesale sales and the strengthening of the U.S. dollar versus the Belgian franc.

Sales from European operations increased from $65.7 million in fiscal 1998 to $71.9 million in fiscal 1999, an increase of $6.2 million. Expressed in the local European reporting currency (Belgian francs), fiscal 1999 sales increased by 21.6%, or the U.S. constant dollar equivalent of $14.2 million, from fiscal 1998; however, the increase was offset by an $8.0 million exchange rate difference. Sales of hardside product were increased by approximately 18% from prior year while softside product sales were increased by approximately 17%. Sales in almost all the European countries showed significant improvement from the prior year.

Sales from the Americas operations decreased from $95.3 million in fiscal 1998 to $77.5 million in fiscal 1999, a decrease of $17.8 million or 18.7%. U.S. wholesale sales for the first quarter decreased by $25.3 million from the prior year, retail sales increased by $5.6 million, and sales in the other Americas operations increased by $1.9 million from the prior year. U.S. wholesale sales were adversely affected by the impact of price increases and other pricing strategies instituted during fiscal 1998 and market disruptions and retailer discounting taken in connection with various forms of cross distribution-channel selling during fiscal 1998. For a further discussion of the issues affecting U.S. Wholesale operations and actions being taken with respect to such operations, see Recent Events and Proposed Recapitalization. U.S. retail sales continued to improve, increasing from $20.2 million in the prior year to $25.8 million in the first quarter of fiscal 1999, an increase of 28%. Comparable store sales increased by approximately $1.0 million or 4.9% from the same quarter in the prior year.

First quarter sales in fiscal 1999 from Asian operations of $4.9 million were approximately equal to the prior year sales of $5.0 million. Sales in the Pacific Rim operations were decreased by approximately $1.7 million or 34% from the prior year due to the effect of the Asian economic difficulties. This decrease was offset by sales from the new manufacturing and distribution facility in India of approximately $1.6 million.

Revenues from the Japanese licensee declined $0.7 million due to Asian economic problems and non-luggage licensing revenues also declined $0.3 million from the prior year.

Gross profit. Consolidated gross profit for fiscal 1999 declined from fiscal 1998 by $10.9 million. Consolidated gross margin decreased by 3.5 margin points, from 41.4% in fiscal 1998 to 37.9% in fiscal 1999.

Gross margins from European operations declined 3.1 percentage points, from 41.4% in fiscal 1998 to 38.3% in fiscal 1999. The decrease in gross profit margins is due to a higher sales mix of lower gross profit margin mass merchant sales and obsolescence reserves.

Gross margins for the Americas declined from 41.3% in fiscal 1998 to 36.0% in fiscal 1999. Margins decreased due to lower absorption of manufacturing overhead due to the decrease in sales, discounting on slow moving and obsolete product lines, price reductions on certain product lines, and price markdowns given to customers for existing inventories.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $5.0 million from fiscal 1998 to fiscal 1999. As a percent of sales, SG&A was 38.1% in fiscal 1999 and 32.2% in fiscal 1998.

As a percent of sales, Europe's SG&A was 25.8% in fiscal 1999 versus 27.7% in fiscal 1998. On an absolute basis, SG&A for European operations increased by $0.4 million from fiscal 1998 to fiscal 1999. The exchange rate difference caused SG&A to decrease by $2.1 million. The remainder, an increase of $2.5 million, resulted from an increase in SG&A expressed in Belgian francs of 13.7%. The increase in SG&A was primarily to support the increased sales levels in fiscal 1999.

Combined SG&A for the Americas increased by $4.5 million due primarily to an increase of $3.7 million in the retail division related to the increase in the number of stores over the prior year and an increase in SG&A for operations in Mexico and Brazil of $0.7 million.

SG&A for Asia increased by $0.7 million from the prior year primarily due to operations of the new India manufacturing plant.

SG&A for non-luggage licensing declined by $0.2 million and corporate overhead declined by $0.4 million.

Provision for restructuring operations. The provision for restructuring operations in the first quarter of fiscal 1999 results from the a restructuring of its Torhout, Belgian manufacturing operations. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 111 positions. In fiscal 1998, certain excess restructuring reserves of $0.6 million were reversed.

Amortization of intangible assets. Amortization of intangible assets decreased from $1.8 million in fiscal 1998 to $1.5 million in fiscal 1999 primarily because the cost of intangibles was reduced in fiscal 1998 as a result of the sale of certain trademarks.

Operating income (loss). Operating income decreased from $14.4 million in fiscal 1998 to an operating loss in fiscal 1999 of $4.4 million, a decrease of $18.8 million. This decrease is a result of the decline in sales and resulting reduction of gross profit of $10.9 million, the increase in SG&A of $5.0 million, the increase in the restructuring provision of $3.2 million, net of the decrease in amortization of intangibles of $0.3 million.

Interest income. Interest income increased by $0.3 million due to interest income received on a refund of state income taxes.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $6.2 million in fiscal 1998 to $4.8 million in fiscal 1999. The decrease was caused primarily by lower average interest rates during fiscal 1999 as a result of the retirement throughout fiscal 1998 and fiscal 1999 of the 11 1/8% Series B Subordinated Notes with the proceeds of lower rate bank financing and an equity offering in fiscal 1998 and lower debt levels in fiscal 1999 as compared to the prior year.

Other, net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $0.7 million and $1.1 million for the three months ended April 30, 1998 and 1997, respectively. Other income for the first quarter of fiscal 1999 includes income from forward exchange contracts of $1.4 million, $0.8 million of which was unrealized. In the first quarter of fiscal 1998, such transactions resulted in income of $3.6 million, $2.7 million of which was unrealized. The income recorded for the three months ended April 30, 1998 results primarily from forward exchange contracts selling forward the Belgian franc which has declined against the U.S. dollar since the contracts were executed. Of the income recorded through April 30, 1998, approximately $0.7 million is unrealized; the ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

Other income for the three months ended April 30, 1997 includes $2.1 million from favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. Other income for the three months ended April 30, 1997 also includes income of approximately $1.5 million for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of the receivables for which such allowances were established. See Notes 6(b) and 6(c) to the consolidated financial statements included elsewhere herein for further discussion of these items.

Income tax benefit (expense). Income tax expense decreased from $6.8 million in fiscal 1998 to an income tax benefit of $2.9 million in fiscal 1999. The decrease in tax expense is due primarily to the consolidated pretax loss in fiscal 1999 and the receipt of $0.8 million of state income tax refunds which related to taxes accrued and paid in prior years. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pretax income (loss) and income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, and (ii) state and local income taxes.

Extraordinary loss. The extraordinary loss for the three months ended April 30, 1998 resulted from the completion of a tender offer for the Company's 11 1/8% Series B Subordinated Notes. The Company retired $52,269,000 principal amount of the Notes and paid redemption premiums and other expenses of the tender offer totaling approximately $8,512,000. These costs along with $1,527,000 of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, for the three months ended April 30, 1998. The extraordinary loss for the three months ended April 30, 1997 resulted from redemption premiums of $8.7 million on the early retirement of $80.8 million principal amount of the Notes and the write-off of related deferred financing costs of $2.6 million, net of tax effects.

Earnings Before Interest and Taxes. The Company's EBIT (earnings (loss) before net interest expense and taxes), adjusted for certain items recorded in other income which the Company believes should be included in its calculation of EBIT, was $(1.1) million and $15.3 million for the three months ended April 30, 1998 and 1997, respectively. The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) was $5.9 million and $23.2 million for the three months ended April 30, 1998 and 1997, respectively. Items recorded in other income (expense) which management believes should be included in the calculation of EBIT and EBITDA in order to reflect recurring operating performance include realized gains from foreign currency forward delivery contracts, rental income, and equity in loss of unconsolidated affiliate. Other companies may calculate EBIT and EBITDA in a different manner than the Company. EBIT or EBITDA do not take into consideration substantial costs and cash flows of doing business such as interest expense, income taxes, extraordinary items, restructuring provisions, depreciation and amortization and should not be considered in isolation to or as a substitute for other measures of performance. EBIT and EBITDA are not accounting terms and are not used in generally accept accounting principles.

Net income (loss). The Company had net income in fiscal 1998 of $1.9 million and a net loss in fiscal 1999 of $10.9 million. The decrease in the net income from the prior year of $12.8 million is caused by the effect of the decreases in operating and other income, offset by the decrease in income taxes, interest expense, and extraordinary loss.

Liquidity and Capital Resources
-------------------------------

For the three months ended April 30, 1998, cash used in operations as reflected on the Consolidated Statements of Cash Flows included elsewhere herein was $17.4 million; primarily as a result of the loss from operations for the first quarter, increases in inventory, and decreases in accrued liabilities and accounts payable, net of the decrease in accounts receivable, since January 31, 1998. At April 30, 1998, the Company had working capital of $216.2 million compared to $187.2 million at January 31, 1998, an increase of $29.0 million. Current assets increased by $11.7 million primarily due to an increase in inventory of $13.7 million, an increase in cash of $3.8 million, increases in other current assets of $0.8 million, net of the decrease in receivables of $6.6 million. Inventories increased primarily because of sales forecasting issues which caused excess production in the U.S. wholesale division and depressed U.S. wholesale sales as discussed elsewhere herein (see Recent Events and Proposed Recapitalization). Current liabilities decreased from $147.2 million at January 31, 1998 to $138.0 million at April 30, 1998, a decrease of $9.2 million. A decrease in accrued liabilities of $9.2 million primarily caused the decrease in total current liabilities and was due to decreases in co-op advertising accruals, returned goods allowances, and current income tax liabilities.

Long-term obligations increased from $172.2 million at January 31, 1998 to $203.6 million at April 30, 1998, an increase of $31.4 million. Approximately $8.5 million of additional borrowings were used to fund redemption premiums and expenses of the tender offer for the Notes (as discussed elsewhere herein) and the remainder was used to fund operational and investing requirements. At April 30, 1998, the Company had available borrowings on its Senior Credit Facility of approximately $48.9 million.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund first quarter fiscal 1999 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations. As discussed in the Company's Annual Report on Form 10-K under Liquidity and Capital Resources for the year ended January 31, 1998, part of the Company's foreign operations are in Asia where many of the local economies and currencies are slumping. Because of the relatively small part of the Company's revenues and assets related to Asia, the Company does not believe the Asian economic problems will have a material impact on the overall Company operations or financial position. However, if such conditions continue, the Company's expected growth in this area of the world could be adversely affected.

Recent Events and Proposed Recapitalization

The Company recently announced a planned recapitalization of the Company (the "Recapitalization") involving the repurchase pursuant to a tender offer (the "Tender Offer") of up to 10.5 million shares of Common Stock at a purchase price of $40.00 per share (up to $420 million in the aggregate) and the refinancing of certain existing indebtedness. The Company intends to finance the Recapitalization through the sale of $350 million of senior subordinated notes, $175 million of redeemable senior preferred stock, and a new senior credit facility. The Recapitalization is conditioned on the Company's having obtained sufficient financing to purchase the shares of common stock pursuant to the Tender Offer, to refinance existing indebtedness, and to pay related fees and expenses.

On January 7, 1998, the Company announced it had engaged Goldman, Sachs & Co. as financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. This process ultimately resulted in the Recapitalization plan. In addition to the charge discussed below, the Company expects to record charges in the second quarter of fiscal 1999 for financial, legal and other expenses associated with the process of exploring these alternative plans which were not ultimately consummated.

The Company expects U.S. wholesale sales to continue to be depressed through at least the second quarter of fiscal 1999 because of various market factors which affected U.S. wholesale sales in fiscal 1998, including the adverse impact on sell through of price increases and pricing strategies, market disruptions and retailer discounting issues associated with various forms of cross distribution-channel sales, forecasting and production scheduling errors and the rapid growth of the Company's retail operations which has caused conflicts with wholesale customers. Commencing in February 1998, management began a detailed study and evaluation of the Company's U.S. hardside production operations in light of declining U.S. hardside sales and various marketing issues that the Company is encountering in the United States. These issues, as well as the decision to source international hardside products from other production facilities located closer to the Company's international customers for competitive reasons, instead of from its Denver plant, have resulted in an inventory build-up and reduced hardside production requirements in the United States. Based on management's evaluation, on May 14, 1998, the Company approved a plan to further restructure its U.S. production operations to bring the unit volume and workforce in the Denver plant into line with expected sales and to achieve a better balance between fixed and variable costs with respect to this facility. The restructuring plan calls for a substantial reduction in workforce, as well as the disposal of molding and other equipment that represents excess capacity. As a result, during the second quarter of fiscal 1999, the Company will record a restructuring charge of approximately $5.5 million (of which approximately $2.2 million is non-cash). The Company also expects to incur additional cash costs of approximately $0.3 million in connection with the restructuring plan that will be expensed as they are incurred. The Company expects that the restructuring will be completed by approximately July 1, 1998, and that the annualized cost savings from the restructuring will be approximately $5.9 million. The foregoing estimate of annual cost savings constitutes forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual cost savings to be materially different from the foregoing estimate. Such factors include, among others, the following: general economic and business conditions; industry capacity; changes in customer preferences; demographic changes; competition; changes in methods of distribution and technology; the loss of any significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors beyond the Company's control. In addition, such estimate of annual cost savings is based on a variety of other factors and was derived utilizing numerous important assumptions, including (i) achieving estimated reductions in headcount at currently projected severance cost levels while maintaining work flow, (ii) achieving a sufficient level of sales necessary to yield planned production efficiencies and absorption of fixed costs, (iii) eliminating certain components of fixed overhead without affecting the Company's ability to manage the downsized production facility efficiently, (iv) the willingness of the affected employees to accept more flexible work rules and (v) no disruption to planned production schedules. The failure of one or more of these assumptions to be realized may cause the actual annual cost savings to differ materially from the foregoing estimate.

The Company is evaluating its investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China which is encountering difficulties in achieving an adequate level of sales and distribution to support operational expenses and finding qualified personnel to manage the joint venture. As a result of this evaluation, the Company may incur a charge in fiscal 1999 related to the disposal or liquidation of this investment. At April 30, 1998, the Company had a net investment of approximately $2.2 million in this joint venture.

                              SAMSONITE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item I - Legal Proceedings
         -----------------

Reference is made to Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 which describes litigation, commitments and contingencies.

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

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)       See Exhibit Index.
(b)       Reports on Form 8-K.
          Reports dated March 24, 1998; May 13, 1998; and May 20, 1998.
          Item 5.  Other Events

                                    SIGNATURE
                                    ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SAMSONITE CORPORATION
                               (Registrant)





                               By  /s/ Richard H. Wiley
                                   ---------------------------------------
                                   Name:  Richard H. Wiley
                                   Title: Senior Vice President, Chief
                                          Financial Officer, and Treasurer

Date: June 12, 1998
      --------------

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

4.4 Description of the Company's common stock, par value $.01 per share, and the associated preferred stock purchase rights./3/

10.1 Third Amendment to Amended and Restated Credit Agreement, dated as of June 12, 1997, between the Company, Samsonite Europe N.V. and BankBoston, N.A., Generale Bank N.V., Credit Lyonnais New York Branch, and other lending institutions, dated as of June 11, 1998.

27       Financial Data Schedule.


------------------

/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
/3/ Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).