Form 10-Q
period 1998-07-31
SAMSONITE CORP/FL
filed 1998-09-14
CIK 914478

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

For the quarterly period ended July 31, 1998
                                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  __________________________ to ___________

Commission File Number:   0-23214
                          -----------

                             SAMSONITE CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                              36-3511556
--------------------------                                   -------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

11200 East 45th Avenue, Denver, CO                                80239
----------------------------------                               -------
(Address of principal executive offices)                        (Zip Code)

                                (303)  373-2000
                 --------------------------------------------
             (Registrant's telephone number, including area code)

                            ----------------------
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           X   Yes           No
                         ------         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,433,756 shares of common stock, par value $0.01 per share, as of September 1, 1998.

--------------------------------------------------------------------------------

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------


                                                                                              Page Number
                                                                                              -----------
PART I       FINANCIAL INFORMATION
             ---------------------

Item 1.      Financial Statements

             Unaudited Consolidated Balance Sheets as of July 31, 1998
             and January 31, 1998..................................................................    1

             Unaudited Consolidated Statements of Operations for the three months
             ended July 31, 1998 and 1997..........................................................    3

             Unaudited Consolidated Statements of Operations for the six months
             ended July 31, 1998 and 1997..........................................................    4

             Unaudited Consolidated Statement of Stockholders' Equity
             for the six months ended July 31, 1998................................................    5

             Unaudited Consolidated Statements of Cash Flows for the six months
             ended July 31, 1998 and 1997..........................................................    6

             Unaudited Notes to Consolidated Financial Statements..................................    8

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................................   19

Item 3.      Quantitative and Qualitative Disclosures About Market Risks...........................   27


PART II    OTHER INFORMATION
           -----------------


Item 1.      Legal Proceedings.....................................................................   28

Item 2.      Changes in Securities.................................................................   28

Item 3.      Defaults Upon Senior Securities.......................................................   28

Item 4.      Submission of Matters to a Vote of Security Holders...................................   29

Item 5.      Other Information.....................................................................   29

Item 6.      Exhibits and Reports on Form 8-K......................................................   29

Signature..........................................................................................   30

Index to Exhibits..................................................................................   31

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 31, 1998 AND JANUARY 31, 1998
                                 (IN THOUSANDS)




                                                                                July 31,   January 31,
Assets                                                                             1998          1998
------                                                                        ---------   -----------

Current assets:
 Cash and cash equivalents..................................................    $ 20,957         3,134
 Trade receivables, net of allowances for doubtful accounts
     of $8,089 and $8,766.....................................................    77,055        99,620
 Notes and other receivables..................................................    12,315        10,129
 Inventories (Note 2).........................................................   193,534       172,665
 Deferred income tax assets...................................................    31,335        31,623
 Prepaid expenses and other current assets....................................    17,072        13,873
 Assets held for sale.........................................................       112        11,471
                                                                                --------       -------

  Total current assets.......................................................    352,380       342,515

Investments in affiliates....................................................      1,593         2,425

Property, plant and equipment, net (Note 3)..................................    141,076       142,351

Intangible assets, less accumulated amortization of $209,295 and
  $206,260 (Note 4)..........................................................    116,466       116,908

Other assets and long-term receivables, net of allowances
  for doubtful accounts of $706..............................................     19,338         5,850
                                                                                --------       -------

                                                                                $630,853       610,049
                                                                                ========       =======

                                                                                       (Continued)



          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF JULY 31, 1998 AND JANUARY 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     July 31,    January 31,
Liabilities and Stockholders' Equity                                                   1998          1998
------------------------------------                                                ----------   ------------

Current liabilities:
  Short-term debt (Note 5).......................................................  $   9,079          5,640
  Current installments of long-term obligations (Note 5).........................      5,738          6,977
  Accounts payable...............................................................     40,552         49,221
  Accrued liabilities............................................................     82,272         85,368
                                                                                   ---------       --------

    Total current liabilities....................................................    137,641        147,206

Long-term obligations, less current installments (Note 5)........................    475,146        172,246
Deferred income tax liabilities..................................................     17,121         15,730
Other noncurrent liabilities.....................................................     58,223         59,838
                                                                                   ---------       --------

    Total liabilities............................................................    688,131        395,020
                                                                                   ---------       --------

Minority interests in consolidated subsidiaries..................................      8,687          6,143
Redeemable preferred stock (175,000 shares issued and outstanding) (Note 6)......    165,659             --

Stockholders' equity (deficit) (Notes 1B, 1C, 5, 6 and 8):
  Preferred stock ($.01 par value; 2,000,000 shares authorized;
    175,000 redeemable shares issued)............................................         --             --
  Common stock ($.01 par value; 60,000,000 shares authorized;
    20,933,756 and 20,371,068 shares issued; 10,433,756 and 20,371,068 shares
    outstanding).................................................................        209            204
  Additional paid-in capital.....................................................    438,139        418,462
  Accumulated other comprehensive income.........................................    (13,964)       (14,449)
  Accumulated deficit............................................................   (236,008)      (195,171)
  Unearned compensation - restricted shares......................................         --           (160)
                                                                                   ---------       --------
                                                                                     188,376        208,886
  Treasury stock, at cost (10,500,000 shares) (Note 1B)..........................   (420,000)            --
                                                                                   ---------       --------

    Total stockholders' equity (deficit).........................................   (231,624)       208,886
                                                                                   ---------       --------

Commitments and contingencies (Notes 1D and 10)
                                                                                   $ 630,853        610,049
                                                                                   =========       ========

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Three Months Ended July 31,
                                                                      -----------------------------
                                                                           1998            1997
                                                                           ----            ----

Net sales (Note 1G)......................................................  $163,662        179,545
Cost of goods sold  (Note 3).............................................    99,534        101,317
                                                                           --------        -------
  Gross profit...........................................................    64,128         78,228

Selling, general and administrative expenses (Notes 1B, 3 and 8).........    70,828         57,179
Provision for restructuring operations (Note 1B).........................     5,606             --
Amortization of intangible assets (Note 4)...............................     1,512          1,830
                                                                           --------        -------
  Operating income (loss)................................................   (13,818)        19,219

Other income (expense):
  Interest income........................................................       755            138
  Interest expense and amortization of debt issue costs..................    (7,532)        (4,898)
  Other - net (Note 7)...................................................     1,798          8,970
                                                                           --------        -------

  Income (loss) before income taxes, minority interest,
      and extraordinary item.............................................   (18,797)        23,429

Income tax expense.......................................................    (8,136)        (3,242)
Minority interest in loss (earnings) of subsidiaries.....................      (165)           104
                                                                           --------        -------
  Income (loss) before extraordinary item................................   (27,098)        20,291
Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $144 and $1,289 (Notes 1B and 5)..........      (235)        (2,990)
                                                                           --------        -------

  Net income (loss).....................................................   $(27,333)        17,301

Redeemable preferred stock dividends and accretion
  of preferred stock discount............................................    (2,579)            --
                                                                           --------        -------

  Net income (loss) available to common stockholders.....................  $(29,912)        17,301
                                                                           ========        =======

  Income (loss) per share - basic (Note 1F):
    Continuing operations before extraordinary item......................  $  (1.81)          1.00
    Extraordinary loss...................................................      (.01)          (.15)
                                                                           --------        -------
      Net income (loss) per share........................................  $  (1.82)           .85
                                                                           ========        =======

  Income (loss) per share - assuming dilution (Note 1F):
    Continuing operations before extraordinary item......................  $  (1.81)           .96
    Extraordinary loss...................................................      (.01)          (.14)
                                                                           --------        -------
      Net income (loss) per share........................................  $  (1.82)           .82
                                                                           ========        =======

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Six Months Ended July 31,
                                                                       ---------------------------
                                                                           1998           1997
                                                                           ----           ----

Net sales (Note 1G).....................................................   $320,338       349,106
Cost of goods sold (Note 3).............................................    196,805       200,610
                                                                           --------       -------
  Gross profit..........................................................    123,533       148,496

Selling, general and administrative expenses (Notes 1B, 3 and 8)........    130,448       111,834
Provision for restructuring operations (Note 1B)........................      8,214          (600)
Amortization of intangible assets (Note 4)..............................      3,038         3,654
                                                                           --------       -------
  Operating income (loss)...............................................    (18,167)       33,608

Other income (expense):
  Interest income.......................................................      1,547           603
  Interest expense and amortization of debt issue costs.................    (12,341)      (11,105)
  Other - net (Note 7)..................................................      2,796        15,869
                                                                           --------       -------
  Income (loss) before income taxes, minority interest
    and extraordinary item..............................................    (26,165)       38,975

Income tax expense......................................................     (5,213)      (10,071)
Minority interest in earnings of subsidiaries...........................       (420)         (114)
                                                                           --------       -------
  Income (loss) before extraordinary item...............................    (31,798)       28,790
Extraordinary item - loss on extinguishments of debt,
  net of income tax benefit of $3,959 and $5,898 (Notes 1B and 5).......     (6,460)       (9,623)
                                                                           --------       -------
  Net income (loss).....................................................   $(38,258)       19,167

Redeemable preferred stock dividends and accretion of
  preferred stock discount..............................................     (2,579)           --
                                                                           --------       -------
  Net income (loss) available to common stockholders....................   $(40,837)       19,167
                                                                           ========       =======

  Net income (loss) per share - basic (Note 1F):
    Continuing operations before extraordinary item.....................   $  (1.87)         1.43
    Extraordinary loss..................................................       (.35)         (.48)
                                                                           --------       -------
      Net income (loss) per share.......................................   $  (2.22)          .95
                                                                           ========       =======

  Income (loss) per share - assuming dilution (Note 1F):
    Continuing operations before extraordinary item.....................   $  (1.87)         1.38
    Extraordinary loss..................................................       (.35)         (.46)
                                                                           --------       -------
      Net income (loss) per share.......................................   $  (2.22)          .92
                                                                           ========       =======

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JULY 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           ACCUMULATED                       UNEARNED
                                                             ADDITIONAL       OTHER                       COMPENSATION -
                                        PREFERRED   COMMON    PAID-IN     COMPREHENSIVE    ACCUMULATED      RESTRICTED     TREASURY
                                          STOCK     STOCK     CAPITAL         INCOME         DEFICIT          SHARES         STOCK
                                        ---------   ------   ----------   --------------   ------------   ---------------  ---------


Balance, February 1, 1998                 $  --      204      418,462         (14,449)      (195,171)             (160)         --

Issuance of 1,372 shares to
 directors for services                      --       --           44              --             --                --          --

Amortization of restricted stock
 award to compensation expense               --       --           --              --             --               160          --

Compensation expense accrued for
 stock bonus awards                          --       --          236              --             --                --          --

Non-cash compensation expense
 for stock options (Note 8)                  --       --        3,722              --             --                --          --

Exercise of employee stock
 options, issuance of stock award
 shares, and related income tax
 benefits                                    --        5        9,855              --             --                --          --

Foreign currency translation
 adjustment                                  --       --           --             485             --                --          --

Common stock warrants issued
 with redeemable preferred stock
 (Note 6)                                    --       --        5,820              --             --                --          --

Preferred stock dividends (Note 6)           --       --           --              --         (2,496)               --          --

Accretion of redeemable preferred
 stock discount (Note 6)                     --       --           --              --            (83)               --          --

Purchase of 10,500,000 shares for
 treasury (Note 1B)                          --       --           --              --             --                --    (420,000)


Net loss                                     --       --           --              --        (38,258)               --          --
                                      ---------     ----      -------         -------       --------          --------    --------
Balance, July 31, 1998                   $   --      209      438,139         (13,964)      (236,008)               --    (420,000)
                                      =========     ====      =======         =======       ========          ========    ========

         See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                         Six Months Ended July 31,
                                                                        ---------------------------
                                                                            1998           1997
                                                                            ----           ----
Cash flows provided by (used in) operating activities:
  Net income (loss)...................................................      $(38,258)       19,167
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Loss on extinguishment of debt....................................         6,460         9,623
    Depreciation and amortization of property,
      plant and equipment.............................................        10,579        10,601
    Amortization of intangible assets.................................         3,038         3,654
    Amortization of debt issue costs..................................           183           813
    Provision for doubtful accounts...................................           682         1,552
    Amortization of stock awards and stock issued for services........           750           716
    Adjustment of reserve for discontinued operations.................            --        (1,458)
    Compensation expense for adjustment of stock options..............         3,722            --
    Provision (adjustment) to restructuring reserve...................         5,606          (600)

    Changes in operating assets and liabilities:
      Trade and other receivables.....................................        19,716       (14,902)
      Inventories.....................................................       (20,869)       (9,258)
      Prepaid expenses and other current assets.......................        (3,199)       (2,223)
      Accounts payable................................................        (8,669)       12,770
      Accrued liabilities.............................................        (3,033)      (23,991)
    Other adjustments - net...........................................           633        (1,992)
                                                                            --------       -------


  Net cash provided by (used in) operating activities.................      $(22,659)        4,472
                                                                            --------       -------

                                                                                  (Continued)


          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                              Six Months Ended July 31,
                                                                              -------------------------
                                                                                 1998          1997
                                                                                 ----          ----
Cash flows provided by (used in) investing activities:
  Purchases of property, plant and equipment...............................   $ (12,946)     (16,435)
  Net cash received from (used in) operations discontinued
    and sold...............................................................      (1,905)      (3,671)
  Proceeds from sale of assets held for sale and property and equipment....      14,744          681
  Excess of purchase price over net assets acquired of
    South American distributorships........................................      (2,574)          --
                                                                              ---------      -------
    Net cash provided by (used in) investing activities....................      (2,681)     (19,425)
                                                                              ---------      -------

Cash flows provided by (used in) financing activities:
  Proceeds from public stock offering, net of offering costs...............          --      130,244
  Proceeds from exercise of employee stock options.........................       7,114        7,419
  Proceeds from issuance of senior subordinated notes......................     350,000           --
  Proceeds from issuance of senior preferred stock.........................     175,000           --
  Issuance costs of senior subordinated notes, senior preferred
    stock, and new senior credit facility..................................     (20,712)          --
  Purchase of treasury stock...............................................    (420,000)          --
  Retirement of subordinated notes.........................................     (52,269)     (80,800)
  Redemption premium and expenses on retirement of long-term
     obligations...........................................................      (8,512)      (8,974)
  Net borrowings (payments) of short-term obligations......................       3,439        2,041
  Net borrowings (payments) on long-term obligations.......................       4,592      (32,176)
  Other, net...............................................................       3,463        1,940
                                                                              ---------      -------

    Net cash provided by (used in) financing activities....................      42,115       19,694
                                                                              ---------      -------

Effect of exchange rate changes on cash and cash equivalents...............       1,048       (6,724)
                                                                              ---------      -------

    Net increase (decrease) in cash and cash equivalents...................      17,823       (1,983)

Cash and cash equivalents, beginning of period.............................       3,134        9,343
                                                                              ---------      -------

Cash and cash equivalents, end of period...................................   $  20,957        7,360
                                                                              =========      =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.................................   $   8,446       11,315
                                                                              =========      =======
  Cash paid during the period for income taxes, net........................   $   2,208        2,576
                                                                              =========      =======

          See accompanying notes to consolidated financial statements.

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

B.  RECENT EVENTS AND RECAPITALIZATION
    ----------------------------------

    On June 24, 1998, the Company completed a recapitalization of the Company (the "Recapitalization") involving the repurchase pursuant to a tender offer (the "Tender Offer") of 10.5 million shares of the Company's common stock at a purchase price of $40.00 per share ($420 million in the aggregate) and the refinancing of certain existing indebtedness. The Company financed the Recapitalization through the sale of $350 million of 10 3/4% senior subordinated notes, $175 million of 13 7/8% redeemable senior preferred stock, and a new senior credit facility.

    On January 7, 1998, the Company announced it had engaged Goldman, Sachs & Co. as financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. This process ultimately resulted in the Recapitalization plan. In addition to the charges discussed below, the Company recorded charges of approximately $4.8 million during the three months ended July 31, 1998 for financial, legal and other expenses associated with the Tender Offer and the process of exploring alternative plans which were not ultimately consummated.

    During the six months ended July 31, 1998, the Company completed a Tender Offer for the 11 1/8% Series B Subordinated Notes (the "Series B Notes") and retired $52,269,000 principal amount of the Series B Notes and paid redemption premiums and other expenses of the tender offer totaling approximately $8,512,000. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the six months ended July 31, 1998. Also, in connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statements of operations for the three-month and six-month periods ended July 31, 1998.

    On March 23, 1998, the Company announced a restructuring of its Torhout, Belgium manufacturing operations. The Company recorded a pre-tax charge of approximately $2.6 million during the six months ended July 31, 1998 in connection with the restructuring. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 111 positions.

    On May 14, 1998, the Company approved a plan to further restructure its U.S. production operations to bring the unit volume and workforce in the Denver plant into line with expected sales and to achieve a better balance between fixed and variable costs with respect to this facility. The restructuring plan calls for a substantial reduction in workforce, as well as the disposal of certain molding and other equipment that represents excess capacity. As a result, during the three months ended July 31, 1998, the Company recorded a restructuring charge of approximately $5.6 million (of which approximately $2.2 million is non-cash). The restructuring was substantially completed by July 31, 1998.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present other comprehensive income, which represents total non-stockholder changes in equity. Comprehensive loss [net income (loss) adjusted for foreign currency translation adjustments] for the three and six month periods ended July 31, 1998 was $25,440,000 and $37,773,000, respectively. Comprehensive income for the three and six month periods ended July 31, 1997 was $13,456,000 and $10,401,000, respectively. The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the consolidated balance sheet as "accumulated other comprehensive income."

D.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

    The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 1998 and results of operations for the three-month and six-month periods ended July 31, 1998 and 1997. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

    A discussion of the effect of Year 2000 issues on the Company's operations is included in the 1998 Form 10-K under Item 7., Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method.

    Loss from continuing operations before extraordinary item per share and net loss per share for the three-month and six-month periods ended July 31, 1998 is computed based on a weighted average number of shares of common stock outstanding during the period of 16,402,301 and 18,407,919, respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the three-month and six-month periods ended July 31, 1998 because of the antidilutive effect of stock options and awards when there is a loss from continuing operations.

    The following table presents a reconciliation of the numerators and denominators of basic earnings per share and the earnings per share - assuming dilution for the three and six month periods ended July 31, 1997:

                                                            Income from
                                                             Continuing                 Per-Share
                                                             Operations      Shares      Amount
                                                          ---------------  ----------  ----------
THREE MONTHS ENDED JULY 31, 1997:
Basic Earnings per Share:
 Income before extraordinary item.......................     $20,291,000   20,357,000       $1.00
                                                                                            =====
 Added dilutive effect of stock options and awards......              --      800,000
                                                             -----------   ----------
Earnings per Share-Assuming Dilution:
 Income before extraordinary item available to
   common stockholders and shares including assumed
   conversions..........................................     $20,291,000   21,157,000       $ .96
                                                             ===========   ==========       =====
SIX MONTHS ENDED JULY 31, 1997:
Basic Earnings per Share:
 Income before extraordinary item.......................     $28,790,000   20,103,000       $1.43
                                                                                            =====
 Added dilutive effect of stock options and awards......              --      821,000
                                                             -----------   ----------

Earnings per Share-Assuming Dilution:
 Income before extraordinary item available to
   common stockholders and shares including assumed
   conversions..........................................     $28,790,000   20,924,000       $1.38
                                                             ===========   ==========       =====

G.  ROYALTY REVENUES
    ----------------

    The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $7,349,000 and $8,578,000 for the six months ended July 31, 1998 and 1997, respectively, and $3,572,000 and $3,815,000 for the three months ended July 31, 1998 and 1997, respectively.

H.  RECLASSIFICATIONS
    -----------------

    Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 1999 presentation.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  INVENTORIES
    Inventories consisted of the following:

                                                                     July 31,                 January 31,
                                                                       1998                      1998
                                                                   -----------              --------------
                                                                              (In thousands)
       Raw Materials......................................           $ 48,893                     47,814
       Work in Process....................................              8,332                     10,476
       Finished Goods.....................................            136,309                    114,375
                                                                     --------                    -------

                                                                     $193,534                    172,665
                                                                     ========                    =======

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                                     July 31,                  January 31,
                                                                       1998                       1998
                                                                   -----------               --------------
                                                                               (In thousands)
       Land...............................................           $ 12,144                     12,266
       Buildings..........................................             66,192                     60,524
       Machinery, equipment and other.....................            131,187                    133,778
                                                                     --------                    -------
                                                                      209,523                    206,568
       Less accumulated amortization and depreciation.....            (68,447)                   (64,217)
                                                                     --------                    -------
                                                                     $141,076                    142,351
                                                                     ========                    =======

    Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following:

                                                  Three months ended July 31,      Six months ended July 31,
                                                  ---------------------------      -------------------------
                                                     1998           1997            1998            1997
                                                     -----          ----            ----            ----
                                                                        (In thousands)
    "Fresh Start" Depreciation in Cost of Goods
         Sold..................................     $ 137            586             723           1,271
    "Fresh Start" Depreciation in Selling,
         General and Administrative Expenses...        31            130             161             281
                                                    -----           ----            ----           -----
         Total "Fresh Start" Depreciation......     $ 168            716             884           1,552
                                                    =====           ====            ====           =====

    Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

4.  INTANGIBLE ASSETS

    Intangible assets, net of accumulated amortization, consisted of the following:

                                                    July 31,           January 31,
                                                     1998                 1998
                                                     ----                 ----
                                                           (In thousands)
    Trademarks................................       106,807            108,556
    Licenses, Patents and Other...............         9,659              8,352
                                                    --------            -------
                                                    $116,466            116,908
                                                    ========            =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Amortization of intangible assets, including amortization related to the adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7, consisted of the following:

                                                        Three Months Ended July 31,    Six Months Ended July 31,
                                                        --------------------------    --------------------------
                                                           1998            1997          1998            1997
                                                           ----           -----          ----            ----
                                                                             (In thousands)
       "Fresh Start" Amortization of Tradenames,
         Licenses, Patents and Other................     $1,431           1,606         2,863           3,213
       Other........................................         81             224           175             441
                                                         ------           -----         -----           -----
                                                         $1,512           1,830         3,038           3,654
                                                         ======           =====         =====           =====

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

5.  DEBT

    Debt consisted of the following:

                                                                   July 31,    January 31,
                                                                     1998          1998
                                                                   --------    -----------
                                                                       (In thousands)
     Senior Credit Facility (a)..........................          $109,847        102,533
     Senior Subordinated Notes (b).......................           350,000             --
     Other (c)...........................................            23,434         25,227
     Capital lease obligations...........................             6,150          4,302
     Series B Senior Subordinated Notes (d)..............               532         52,801
                                                                   --------        -------
        Total debt.......................................           489,963        184,863
     Less short-term debt and current installments of
        long-term obligations............................           (14,817)       (12,617)
                                                                   --------        -------
                                                                   $475,146        172,246
                                                                   ========        =======

(a) On June 24, 1998, the Company entered into a new senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a $100 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a $50 million term loan facility (the "European Term Loan Facility") which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. The Revolving Credit Facility and the European Term Loan Facility mature on June 24, 2003. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and principal repayments in each of the sixth and seventh years of 47.5% of the original principal balance. Borrowings under the Senior Credit Facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility.

    The obligations under the U.S. Term Loan Facility and the Revolving Credit Facility are secured by inventory, accounts receivable, personal property, intellectual property and other intangibles of Samsonite Corporation, 100% of the capital stock of Samsonite Corporation's major domestic subsidiaries, and 66% of the capital stock of Samsonite Europe N.V. and other major non-domestic subsidiaries.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Senior Credit Facility contains financial and other covenants that, among other things, limit the ability of the Company (subject to negotiated exceptions) to incur additional liens, incur additional indebtedness, make certain kinds of investments, prepay subordinate indebtedness, make distributions and dividend payments to its stockholders, engage in affiliate transactions, make certain asset dispositions, make acquisitions, and participate in certain mergers.

(b) On June 24, 1998, the Company issued and sold $350,000,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008 (the "Old Notes"). The Old Notes were issued as part of the financing necessary to effect the Recapitalization described in Note 1B. On August 26, 1998, the Company commenced an exchange offer to exchange up to $350,000,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008, registered under the Securities Act of 1933, as amended (the "New Notes" and, together with the Old Notes, the "Notes") for a like principal amount of the Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes. The exchange offer expires on September 28, 1998.

    Interest on the Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998. The Notes will mature on June 15, 2008. The Notes will be redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. In addition, the Company, at its option, may redeem in the aggregate up to 40% of the principal amount of the Notes originally issued at any time and from time to time prior to June 15, 2001, at a redemption price equal to 110.75% of the principal amount thereof, plus accrued interest, with the proceeds of one or more equity offerings, provided that at least $210 million aggregate principal amount of Notes remains outstanding immediately after the occurrence of any such redemption.

    The indenture under which the Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

(c) Other obligations consist of various notes payable to banks by foreign subsidiaries aggregating $18.5 million and $4.7 million of secured financing arrangements with foreign banks.

(d) The Series B Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005. During the six months ended July 31, 1998, the Company completed a tender offer for the Series B Notes and retired $52,269,000 principal amount of the Notes and paid redemption premium and other expenses of the tender offer totaling approximately $8,512,000. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying unaudited statement of operations for the six months ended July 31, 1998.

6.  REDEEMABLE SENIOR PREFERRED STOCK

    On June 24, 1998, the Company issued and sold 175,000 units consisting of $175,000,000 aggregate liquidation preference of its 13 7/8% Senior Redeemable Exchangeable Preferred Stock, liquidation preference $1,000 per share (the "Old Senior Preferred Stock") and warrants to acquire an aggregate of 1,959,000 shares of the Company's common stock at an exercise price of $13.02 per share, subject to antidilution adjustments.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On August 26, 1998, the Company commenced an exchange offer to exchange up to 175,000 shares of its 13 7/8% Senior Redeemable Exchangeable Preferred Stock, liquidation preference $1,000 per share, which has been registered under the Securities Act of 1933, as amended (the "New Senior Preferred Stock" and, together with the Old Senior Preferred Stock, the "Senior Preferred Stock"), for a like number of shares of the Old Senior Preferred Stock. The terms of the New Senior Preferred Stock are identical in all material respects to the Old Senior Preferred Stock. The exchange offer expires on September 28, 1998.

    The Old Senior Preferred Stock was issued as part of the financing necessary to effect the Recapitalization described in Note 1B. The Senior Preferred Stock is recorded at its liquidation preference discounted for estimated issuance costs of $6,100,000 and the value assigned to the warrants of $5,820,000. The preferred stock discount is being accreted by charging accumulated deficit over the twelve-year term of the Senior Preferred Stock.

    Holders of the Senior Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company out of funds legally available therefor, dividends on the Senior Preferred stock at a rate per annum of 13 7/8% of the liquidation preference per share of Senior Preferred Stock, payable quarterly in arrears on each March 15, June 15, September 15 and December 15 commencing September 15, 1998. All dividends are cumulative, whether or not earned or declared, on a daily basis from June 24, 1998 and compound on a quarterly basis. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to June 15, 2003, either in cash or by the issuance of additional shares of Senior Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be payable in cash. Dividends on the Senior Preferred Stock are accrued monthly to the liquidation preference amount by charges to accumulated deficit for dividends expected to be paid by issuing additional shares of Senior Preferred Stock. The dividend rate on the Senior Preferred Stock is subject to increase by 2% upon the occurrence of certain events including the failure to pay dividends in cash after June 15, 2003 and failure to comply with certain covenants and conditions. The Company's Senior Credit Facility and the indenture under its Notes contain limitations on the Company's ability to pay cash dividends on the Senior Preferred Stock.

    The Company is required to redeem all of the Senior Preferred Stock outstanding on June 15, 2010, at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, all accumulated and unpaid dividends to the redemption date. The Senior Preferred Stock is redeemable at the option of the Company in whole or in part, at any time and from time to time on or after June 15, 2001, at redemption prices ranging from 110% of the liquidation preference to 100% of the liquidation preference depending on the redemption date.

    The Senior Preferred Stock is exchangeable at the option of the Company at any time for junior subordinated debentures of the Company or, at the option of the Company, debentures of a holding company of the Company (in either case, the "Exchange Debentures"), with an interest rate equal to the dividend rate on the Senior Preferred Stock, payable in cash or in additional Exchange Debentures at the option of the issuer thereof until the fifth anniversary of the issuance of the Senior Preferred Stock and in cash thereafter. The Senior Preferred Stock and the Exchange Debentures, if issued, will be redeemable at the option of the holders thereof upon a change of control of the Company at a redemption price of 101% of liquidation preference or principal amount as the case may be, plus all accumulated and unpaid dividends or interest thereon, as the case may be, to the redemption date. The Senior Preferred Stock contains, and the Exchange Debentures, if issued, will contain, certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and make certain other distributions, enter into transactions with affiliates or merge or consolidate.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. OTHER INCOME (EXPENSE) - NET

   Other income (expense) - net consisted of the following:

                                                         Three Months Ended July 31,    Six Months ended July 31,
                                                        -----------------------------   -------------------------
                                                          1998               1997        1998               1997
                                                          ----               ----        ----               ----
                                                                       (In thousands)
     Net realized gains from foreign currency
       forward  delivery contracts...................   $   749               1,459        1,425              2,521
     Rental income...................................       113                 544          365              1,066
     Equity in loss of unconsolidated affiliate......      (638)               (102)        (873)              (163)
     Pension expense related to merged plans.........        --                (350)          --               (350)
     Foreign currency transaction income, net........        93                 289           16                (80)
     Unrealized gain (loss) from foreign
       currency forward delivery contracts...........      (562)                170          190              2,754
     Gain (loss) on disposition of assets held for
       sale and fixed assets, net....................     3,578                  --          772                 --
     Favorable settlement of claims (a)..............        --                  --           --              2,128
     Adjustment of allowances relating to previous
       operations (b)................................        --                  --           --              1,458
     Adjustment of contingent tax accrual (c)........        --               7,700           --              7,700
     Other, net......................................    (1,535)               (740)         901             (1,165)
                                                        -------               -----        -----             ------
                                                        $ 1,798               8,970        2,796             15,869
                                                        =======               =====        =====             ======

(a) Other income of $2,128,000 for the six months ended July 31, 1997 resulted from the favorable settlement for approximately $11,000, including legal expenses, of claims against the Company. The Company had previously accrued $2,139,000 for such claims as part of its reorganization in bankruptcy. The claims are part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements in the 1998 Form 10-K and relate to interest on overdue installments of interest occurring prior to the bankruptcy of the Company's predecessor in 1993.

(b) During the six months ended July 31, 1997, the Company recorded other income of $1,458,000 for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of receivables for which such allowances were established.

(c) During the three and six-month periods ended July 31, 1997, certain contingencies related to tax matters arising prior to and accrued in conjunction with the Restructuring were resolved; as a result, the Company reduced the related accrual by $7,700,000. The resolution of such matters did not result in any cash payment or additional liability for taxes.

8. EMPLOYEE STOCK OPTIONS

   The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the 1998 Form 10-K for a description of such plan. The Company also has outstanding options and stock bonus awards to current executives in connection with employment agreements. On July 15, 1998, the Board of Directors of the Company adopted the FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan"), which was approved by the Company's stockholders on August 28, 1998. The 1999 Plan has 750,000 shares reserved

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of July 31, 1998, no awards have been made under the 1999 Plan.

   In connection with the Tender Offer, the Company determined to adjust all options that remained unexercised after the Tender Offer by reducing the exercise price of each option by $12.50, but not to less than 25% of the average trading price of the Company's common stock for a specified period following the completion of the Tender Offer. If the $12.50 adjustment resulted in the exercise price of an option being reduced to less than 25% of such average trading price, the option holder has the right to receive cash in lieu of further reduction of the option price when such options become exercisable. As an alternative to accepting a $12.50 reduction in option price, the Company allowed holders of options to voluntarily surrender their options to the Company and in exchange receive new options to purchase a reduced number of shares of Company common stock at $10.00 per share and with the same proportional vesting schedule and performance criteria, if any, as the options surrendered. As a result of the $12.50 reduction in option prices for certain of the outstanding options, the Company recorded a charge to compensation expense during the three months ended July 31, 1998 of approximately $4.3 million for the difference between the aggregate adjusted option prices and the post-Tender Offer trading price of $10.00 per share. Approximately $0.6 million of such compensation expense is payable in cash to option holders in lieu of reducing option prices to less than 25% of the post-Tender Offer trading price.

   As adjusted to reflect the aforementioned reduction in exercise prices and number of shares subject to options, at July 31, 1998, the Company had outstanding options for a total of 1,739,054 shares at options prices ranging from $2.50 to $25.875 per share. Options for 829,518 shares were exercisable at July 31, 1998 at a weighted average exercise price of $6.35 per share. Options for 444,649 shares under the 1995 Stock Option and Incentive Award Plan were exercised at an average exercise price of $16.01 per share during the six months ended July 31, 1998.

   In May 1996, the Company granted stock bonuses for a total of 116,667 shares to certain officers payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event or in the event of certain types of termination. The Company is recognizing compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the vesting period. Upon the termination of one of the executive's employment with the Company, 38,889 of such shares vested and were issued to the executive during the six months ended July 31, 1998. In connection with the Tender Offer, the Company determined to permit the holders of the 77,778 outstanding shares of restricted stock to tender such shares. As a result, 40,052 of such restricted shares were purchased in the Tender Offer and the remaining 37,726 shares remain subject to the original vesting requirements.

9. SEGMENT INFORMATION

   The Company has one line of business: the manufacture and distribution of luggage and other travel-related products. Management of the business and evaluation of operating results is organized along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States, Canada, Latin America, and South America; Europe; Asia, which includes India, China, Singapore, South Korea, and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company and royalties from the Japanese luggage licensee, and corporate overhead. Net outside sales and operating income (loss) by segment for the three-month and six-month periods ended July 31, 1998 and 1997 are as follows:

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  Three Months Ended July 31,   Six Months Ended July 31,
                                  ---------------------------   -------------------------
                                    1998             1997         1998            1997
                                    ----             ----         ----            ----
                                                       (In thousands)
Net outside sales:
  Europe (a)..............    $    72,628           64,786       144,577        130,486
  Americas................         81,032          105,849       158,502        201,145
  Asia....................          5,230            5,094        10,119         10,129
  Other...................          4,772            3,816         7,140          7,346
                                  -------          -------       -------        -------
                              $   163,662          179,545       320,338        349,106
                                  =======          =======       =======        =======
Operating income (loss):
  Europe (a)..............    $    11,436           10,586        17,308         19,150
  Americas (b)............        (16,160)           9,675       (24,290)        17,168
  Asia....................            163            2,531            82          2,618
  Other...................         (9,257)          (2,852)      (10,507)        (3,070)
  Eliminations............             --             (721)         (760)        (2,258)
                                  -------          -------       -------        -------
                              $   (13,818)          19,219       (18,167)        33,608
                                  =======          =======       =======        =======

(a) Without the effect of the provision for restructuring operations, Europe's operating income would have been approximately $11.2 and $19.7 million for the three and six month periods ended July 31, 1998, respectively. Additionally, the adverse effects of the strengthened U.S. dollar versus the Belgian franc causes reported sales for the three and six month periods ended July 31, 1998 to be reduced by approximately $3.7 million and $11.6 million, respectively. The adverse effects of the strengthened U.S. dollar versus the Belgian franc causes operating income for the three and six month periods ended July 31, 1998 to be reduced by approximately $0.5 million and $1.3 million, respectively.

(b) Without the effect of the provision for restructuring operations, the Americas operating loss would have been approximately $10.4 million and $18.6 million for the three and six month periods ended July 31, 1998, respectively.


10. LITIGATION, COMMITMENTS AND CONTINGENCIES

    On March 13, 1998, a complaint was filed in Colorado State District Court, County of Denver, against the Company, certain current and former directors of the Company, Apollo Investment Fund, L.P. and Apollo Advisors, L.P. The purported class action brought on behalf of an alleged class of purchasers of Samsonite common stock during the period from September 10, 1996 to December 1, 1997, alleges, among other things, that certain statements and earnings forecasts made in the last 18 months were misleading and/or misrepresented material facts and that the Company is also liable for certain allegedly misleading statements contained in various analysts' reports. In addition, on or about August 18, 1998, a complaint making substantially similar claims and seeking substantially similar relief as the above complaint was filed by a different purported class of purchasers of Samsonite common stock during the same alleged class period. The Company believes that these complaints are without merit and intends to contest them vigorously. These class actions seek, among other things, unspecified compensatory and rescissory damages, as well as pre-judgment and post-judgment interest, attorney's fees, expert witness fees and other costs.

    On July 1, 1998, a complaint was filed in Delaware Court of Chancery against the Company and certain members of its Board of Directors. The purported class action brought on behalf of holders of Samsonite common stock challenges the Tender Offer. The purported class action initially sought an order temporarily restraining consummation of the Tender Offer but that application was subsequently withdrawn. The

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Company believes that the complaint is without merit and intends to contest it vigorously. The complaint, which seeks compensatory and/or rescissory damages as well as other relief, alleges disclosure violations with respect to the Tender Offer and that the Tender Offer was coercive, the product of unfair dealing and violated the directors' duties.

    Between August 28, 1998 and September 4, 1998, four complaints were filed in United States District Court for the District of Colorado against the Company, certain officers and directors of the Company, and Apollo Advisors, L.P. Each of the purported class actions seeks to maintain an action on behalf of a class consisting of purchasers of Samsonite common stock during the period from June 4, 1997 to August 11, 1998. Each complaint seeks unspecified damages and alleges, among other things, that the Company made materially false and misleading announcements concerning the financial condition of the Company and reported materially overstated revenues and net income throughout the class period. The Company believes that it has meritorious defenses to each of the complaints and intends to contest each of them vigorously.

    In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position, results of operations or liquidity. Refer to Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 which describes other contingencies and commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JULY 31, 1998 ("FISCAL 1999" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED JULY 31, 1997 ("FISCAL 1998" OR "PRIOR YEAR")

General. The following discussion analyzes the Company's results of operations along the lines of the Company's organizational structure as disclosed in Note 9 to the consolidated financial statements included elsewhere herein as follows:
(i) "European operations" which consist of its European sales manufacturing and distribution operations whose reporting currency is the Belgian franc, (ii) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Canada, Latin America, Mexico, Argentina and Uruguay, (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea and Hong Kong, and (iv) non-luggage licensing operations and corporate overhead.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1999 and fiscal 1998 at average rates of approximately 37.15 and 35.33 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 4.9% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 1999 compared to fiscal 1998. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference." The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During the three months ended July 31, 1998, the Company had net gains from such instruments of $0.2 million (including a loss of $0.6 million which was unrealized); during the three months ended July 31, 1997, the Company had net gains on such instruments of $1.6 million ($0.2 million of which was unrealized). The Company estimates the reduction in reported operating income because of translation from the strengthening of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $0.5 million and $1.2 million for the three months ended July 31, 1998 and 1997, respectively.

Net Sales. Consolidated net sales decreased from $179.5 million in fiscal 1998 to $163.7 million in fiscal 1999, a decrease of $15.8 million. Fiscal 1999 sales were adversely affected by depressed U.S. wholesale sales and the strengthening of the U.S. dollar versus the Belgian franc.

Sales from European operations increased from $64.8 million in fiscal 1998 to $72.6 million in fiscal 1999, an increase of $7.8 million. Expressed in the local European reporting currency (Belgian francs), fiscal 1999 sales increased by 17.9%, or the U.S. constant dollar equivalent of $11.5 million, from fiscal 1998; however, the increase was offset by a $3.7 million exchange rate difference. Sales of hardside product were increased by approximately 16.1% from prior year while softside product sales were increased by approximately 13.2%. Sales in almost all the European countries showed significant improvement from the prior year.

Sales from the Americas operations declined from $105.8 million in fiscal 1998 to $82.3 million in fiscal 1999, a decrease of $23.5 million or 22.2%. U.S. wholesale sales for the second quarter decreased by $30.8 million from the prior year, retail sales increased by $6.3 million, and sales in the other Americas operations increased by $1.0 million from the prior year.

U.S. Wholesale sales were negatively impacted in fiscal 1999 by a computer conversion problem which virtually halted shipments to customers during the first 20 days of July and disrupted all aspects of the distribution process in the U.S., including invoicing. In addition, computer problems caused the U.S. Wholesale business to suspend processing through Electronic Data Interchange
(EDI) with its customers and normal sales efforts, and caused inventory stockouts in the U.S. Retail store division resulting in additional lost sales. Shipments were resumed during the remainder of the month, but at less than full capacity and through means of circumventing certain aspects of the computer system. Conversion of the U.S. distribution system was the last phase of the project to upgrade computer systems in the United States, which included the installation of the new financial, manufacturing and distribution software. The sales decline in the U.S. Wholesale business was also attributable to a number of industry factors affecting the U.S. luggage market in general, including weaker than anticipated demand, numerous discount luggage promotions and excess inventory levels at retail industry-wide. These factors contributed to higher than expected returns and put pressure on the U.S. Wholesale business to offer additional markdowns and advertising allowances to move excess inventory through the system and clear space on customer shelves for the introduction of new product in the third fiscal quarter.

U.S. Retail sales continued to improve, increasing from $27.8 million in the prior year to $34.1 million in the second quarter of fiscal 1999, an increase of 22.8%. Comparable store sales increased by approximately $0.4 million or 1.6% from the same quarter in the prior year.

Second quarter sales from Asian operations, including India, increased from $5.0 million in fiscal 1998 to $5.2 million in fiscal 1999. Sales in the Pacific Rim operations decreased by approximately $0.9 million or 19.7% from the prior year due to the effect of the Asian economic difficulties. This decrease was offset by increased sales from the new manufacturing and distribution facility in India of approximately $1.1 million.

Revenues from licensing declined $0.3 million due to a decline in revenues from aging non-luggage McGregor brands and reduced revenues from the Japanese licensee due largely to the effects of the strengthening U.S. dollar on currency translation rates.

Gross profit. Consolidated gross profit for fiscal 1999 declined from fiscal 1998 by $14.1 million. Consolidated gross margin decreased by 4.4 margin points, from 43.6% in fiscal 1998 to 39.2% in fiscal 1999.

Gross margins from European operations declined 1.2 margin points, from 41.9% in fiscal 1998 to 40.7% in fiscal 1999. The decrease in gross profit margins is due to a higher sales mix of lower gross profit margin on mass merchant sales as European sales grow in this marketing channel.

Gross margins for the Americas declined from 43.8% in fiscal 1998 to 34.8% in fiscal 1999. Margins decreased primarily because of U.S. Wholesale operations and is due to lower absorption of manufacturing overhead due to the decrease in sales, discounting on slow moving and obsolete product lines, price reductions on certain product lines, price markdowns given to customers for existing inventories, and unfavorable plant production variances.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $13.6 million from fiscal 1998 to fiscal 1999. As a percent of sales, SG&A was 43.3% in fiscal 1999 and 31.8% in fiscal 1998.

On a U.S. dollar basis, SG&A for European operations increased by $1.8 million from fiscal 1998 to fiscal 1999. The exchange rate difference caused SG&A to decrease by $0.9 million. The remainder, an increase of $2.7 million, resulted from an increase in SG&A expressed in Belgian francs of 16.8%. The increase in SG&A was primarily to support the increased sales levels in fiscal 1999. As a percent of sales, Europe's SG&A was 24.6% in fiscal 1999 versus 24.9% in fiscal 1998.

Combined SG&A for the Americas increased by $2.4 million due primarily to an increase of $3.0 million in the retail division related to the increase in the number of stores over the prior year and an increase in SG&A relating to the Latin American operations of $1.0 million, offset by a $1.6 million decrease in SG&A for U.S. Wholesale operations.

SG&A for Asia remained consistent with the prior year expense.

SG&A for the licensing business declined by $0.1 million. Corporate overhead increased by $9.5 million due primarily to expenses totaling $9.1 million associated with the stock tender offer in the second quarter of fiscal 1999 including expenses associated with adjustments to employee stock options.

Provision for restructuring operations. The provision for restructuring operations in the second quarter of fiscal 1999 of $5.6 million results primarily from the restructuring of the U.S. Wholesale business. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. See also
Note 1B to the consolidated financial statements included elsewhere herein.

Amortization of intangible assets. Amortization of intangible assets decreased from $1.8 million in fiscal 1998 to $1.5 million in fiscal 1999 primarily because the cost of intangibles was reduced in fiscal 1998 as a result of the sale of certain trademarks.

Operating income (loss). Operating income decreased from $19.2 million in fiscal 1998 to an operating loss in fiscal 1999 of $13.8 million, a decrease of $33.0 million. This decrease is a result of the decline in sales and resulting reduction of gross profit of $14.1 million, the increase in SG&A of $13.6 million, the increase in the restructuring provision of $5.6 million, net of the decrease in amortization of intangibles of $0.3 million.

Interest income. Interest income increased by $0.6 million due primarily to interest income received on temporary investment of funds from proceeds of the Recapitalization financing until the Tender Offer was completed. See Note 1B to the consolidated financial statements includes elsewhere herein.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $4.9 million in fiscal 1998 to $7.5 million in fiscal 1999. The increase was caused primarily by an increase in interest related to debt incurred on June 24, 1998 to finance the Recapitalization described in Note 1B to the consolidated financial statements included elsewhere herein.

Other, net. See Note 7 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc to be approximately $0.5 million and $1.2 million for the three months ended July 31, 1998 and 1997, respectively. Other income for the second quarter of fiscal 1999 includes income from forward exchange contracts of $0.2 million including a loss of $0.6 million which was unrealized. In the second quarter of fiscal 1998, such transactions resulted in income of $1.6 million, $0.2 million of which was unrealized. The income recorded for the three months ended July 31, 1998 results primarily from forward exchange contracts selling forward the Belgian franc which has declined against the U.S. dollar since the contracts were executed.

Other income for fiscal 1998 includes an adjustment for $7.7 million to reduce the accrual for certain tax contingencies established in conjunction with the June 30, 1993 Restructuring (see Note 1C of the consolidated financial statements included elsewhere herein). The adjustment was made upon the resolution of these contingencies. The resolution did not result in any cash payment or additional liability for taxes.

Income tax benefit (expense). Income tax expense increased from $3.2 million in fiscal 1998 to $8.1 million in fiscal 1999. The increase in income tax expense is due primarily to the tax effect in the U.S. of a $30 million dividend received from Samsonite Europe N.V. ("Samsonite Europe") in connection with the sale and transfer of certain Asian subsidiaries to Samsonite Europe. Deferred taxes had not been previously provided on these European earnings. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pretax income (loss) and income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of the dividend from Samsonite Europe, and (iii) state and local income taxes.

Extraordinary loss. In connection with the Recapitalization described in Note 1B to the consolidated financial statements included elsewhere herein, deferred financing costs related to the refinanced senior credit facility of $379,000 were charged to expense and classified as an extraordinary item for the three months ended July 31, 1998, net of tax effects. The extraordinary loss for the three months ended July 31, 1997 resulted from the write-off of the balance of deferred financing costs related to the previous bank credit facility of $4,279,000, net of tax effects, which was refinanced on June 12, 1997.

Earnings Before Interest and Taxes. The Company's EBIT [income (loss) before income taxes, minority interest and extraordinary item plus net interest expense] was $(12.0) million and $28.2 million for the three months ended July 31, 1998 and 1997, respectively. The Company's adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and minority interest adjusted for certain items management believes should be excluded in order to reflect recurring operating performance) was $7.8 million and $27.8 million for the three months ended July 31, 1998 and 1997, respectively. Items excluded in the calculation of adjusted EBITDA include (i) other income (expense) - net, except for certain recurring transactions including net realized gains from foreign currency forward delivery contracts, rental income, equity in loss of unconsolidated affiliate, and pension expense related to merged plans (which are reflected in the first four line items in Note 7 to the consolidated financial statements included elsewhere herein), (ii) the provision for restructuring operations of $5.6 million in fiscal 1999, and (iii) expenses of $9.1 million in fiscal 1999 related to the Recapitalization including compensation expense recorded as a result of adjusting the terms of outstanding stock options for the Recapitalization. Other companies may calculate EBIT and EBITDA in a different manner than the Company. EBIT or EBITDA do not take into consideration substantial costs and cash flows of doing business such as interest expense, income taxes, extraordinary items, restructuring provisions, depreciation and amortization and should not be considered in isolation to or as a substitute for other measures of performance. EBIT and EBITDA are not accounting terms and are not used in generally accepted accounting principles.

Net income (loss). The Company had net income in fiscal 1998 of $17.3 million and a net loss in fiscal 1999 of $27.3 million. The decrease in the net income from the prior year of $44.6 million is caused by the effect of the decreases in operating and other income and the increase in income taxes and interest expense, offset by the decrease in extraordinary loss.

Redeemable preferred stock dividends and accretion of preferred stock discount. In fiscal 1999, this item represents the accrual of cumulative dividends on the Senior Preferred Stock issued in connection with the Recapitalization on June 24, 1998 and the accretion of the discount over the twelve-year term of the Senior Preferred Stock.

Net income (loss) available to common stockholders. This amount represents net income (loss) reduced for dividends payable and the accretion of discount on the Senior Preferred Stock and is the amount used to calculate net income (loss) per share.

RESULTS OF OPERATIONS
---------------------

SIX MONTHS ENDED JULY 31, 1998 ("FISCAL 1999" OR "CURRENT YEAR") COMPARED TO SIX MONTHS ENDED JULY 31, 1997 ("FISCAL 1998" OR "PRIOR YEAR")

General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1999 and fiscal 1998 at average rates of approximately
37.38 and 34.59 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 7.5% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 1999 compared to fiscal 1998. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 1999, the Company had net gains from such instruments of $1.6 million ($0.2 million of which was unrealized); during fiscal 1998, the Company had net gains on such instruments of $5.3 million ($2.8 million of which was unrealized). The Company estimates the reduction in reported operating income because of translation from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $1.3 million and $2.4 million for the six months ended July 31, 1998 and 1997, respectively.

Net Sales. Consolidated net sales decreased from $349.1 million in fiscal 1998 to $320.3 million in fiscal 1999, a decrease of $28.8 million. Fiscal 1999 sales were adversely affected by depressed U.S. wholesale sales and the strengthening of the U.S. dollar versus the Belgian franc as well as the economic difficulties in Asia.

Sales from European operations increased from $130.5 million in fiscal 1998 to $144.5 million in fiscal 1999, an increase of $14.0 million. Expressed in the local European reporting currency (Belgian francs), fiscal 1999 sales increased by 19.7%, or the U.S. constant dollar equivalent of $25.7 million, from fiscal 1998; however, the increase was offset by an $11.7 million exchange rate difference. Sales of hardside product increased by approximately 16.9% from prior year while softside product sales increased by approximately 15.0%. Sales in almost all the European countries showed significant improvement from the prior year.

Sales from the Americas operations decreased from $200.3 million in fiscal 1998 to $158.5 million in fiscal 1999, a decrease of $41.8 million or 20.9%. U.S. wholesale sales for the period decreased by $56.7 million from the prior year, retail sales increased by $12.0 million, and sales in the other Americas operations increased by $2.9 million from the prior year.

U.S. Wholesale sales in fiscal 1999 were adversely affected by the impact of price increases and other pricing strategies instituted during fiscal 1998, and forecasting and production errors which occurred in fiscal 1998. Sales were also negatively impacted by a computer conversion problem in the second quarter of fiscal 1999 which virtually halted shipments to customers during the first 20 days of July and disrupted all aspects of the distribution process in the U.S., including invoicing. In addition, computer problems caused the U.S. Wholesale business to suspend processing through Electronic Data Interchange (EDI) with its customers and normal sales efforts, and caused inventory stockouts in the U.S. Retail store division resulting in additional lost sales. Shipments were resumed during the remainder of the month, but at less than full capacity and through means of circumventing certain aspects of the computer system. Conversion of the U.S. distribution system was the last phase of the project to upgrade computer systems in the United States, which included the installation of the new financial, manufacturing and distribution software. The sales decline in the U.S. Wholesale business was also attributable to a number of industry factors affecting the U.S. luggage market in general, including weaker than anticipated demand, numerous discount luggage promotions and excess inventory levels at retail industry-wide. These factors contributed to higher than expected returns and put pressure on the U.S. Wholesale business to offer additional markdowns and advertising allowances to move excess inventory through the system and clear space on customer shelves for the introduction of new product in the third fiscal quarter.

U.S. Retail sales continued to improve, increasing from $48.0 million in the prior year to $60.0 million in fiscal 1999, an increase of 25%. Comparable store sales increased by approximately $1.3 million or 3.0% from sales in the prior year.

Sales in fiscal 1999 from Asian operations, including India, of $10.1 million were approximately equal to the prior year sales. Sales in the Pacific Rim operations decreased by approximately $2.7 million or 27.8% from the prior year due to the effect of the Asian economic difficulties. This decrease was offset by increased sales from the new manufacturing and distribution facility in India of approximately $2.7 million.

Revenues from licensing during fiscal 1999 declined $1.0 million compared to revenues in the prior year because of a decline in revenues from aging non-luggage McGregor brands and reduced revenues from the Japanese licensee due to Asian economic difficulties.

Gross profit. Consolidated gross profit for fiscal 1999 declined from fiscal 1998 by $25.0 million. Consolidated gross margin decreased by 3.9 margin points, from 42.5% in fiscal 1998 to 38.6% in fiscal 1999.

Gross margins from European operations declined 2.2 margin points, from 41.7% in fiscal 1998 to 39.5% in fiscal 1999. The decrease in gross profit margins is due to a higher sales mix of lower gross profit margin mass merchant sales and obsolescence reserves.

Gross margins for the Americas declined from 42.6% in fiscal 1998 to 34.9% in fiscal 1999. Margins decreased primarily because of the U.S. Wholesale business and is due to lower absorption of manufacturing overhead due to the decrease in sales, discounting on slow moving and obsolete product lines, price reductions on certain product lines, and price markdowns given to customers for existing inventories.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $18.6 million from fiscal 1998 to fiscal 1999. As a percent of sales, SG&A was 40.7% in fiscal 1999 and 32.0% in fiscal 1998.

On an absolute basis, SG&A for European operations increased by $2.2 million from fiscal 1998 to fiscal 1999. The exchange rate difference caused SG&A to decrease by $2.9 million. The remainder, an increase of $5.1 million, resulted from an increase in SG&A expressed in Belgian francs of 15.2%. The increase in SG&A was primarily to support the increased sales levels in fiscal 1999. As a percent of sales, Europe's SG&A was 25.2% in fiscal 1999 versus 26.3% in fiscal 1998.

SG&A for the Americas increased by $6.9 million due primarily to an increase of $6.7 million in the retail division related to the increase in the number of stores over the prior year and an increase in SG&A for operations in Latin America of $1.6 million due to increased sales and higher SG&A expense as a percent of sales for Latin America, offset by a decrease in SG&A of $1.4 million from U.S. Wholesale operations.

SG&A for Asia increased by $0.7 million from the prior year primarily due to operations of the new India manufacturing plant.

SG&A for the licensing business declined by $0.4 million. Corporate overhead SG&A increased by $9.2 million primarily due to expenses associated with the Tender Offer in the second quarter of fiscal 1999, including expenses associated with adjustments to employee stock options.

Provision for restructuring operations. The provision for restructuring operations in fiscal 1999 results primarily from the restructuring of the U.S. Wholesale operations and the restructuring of the Torhout, Belgium manufacturing operations. The U.S. Wholesale restructuring provision of $5.6 million is primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. The Torhout, Belgium restructuring provision of $2.6 million is primarily related to termination and severance costs for the elimination of approximately 111 positions. In fiscal 1998, certain excess restructuring reserves of $0.6 million were reversed.

Amortization of intangible assets. Amortization of intangible assets decreased by $0.6 million in fiscal 1999 from fiscal 1998 primarily because the cost of intangibles was reduced in fiscal 1998 as a result of the sale of certain trademarks.

Operating income (loss). Operating income decreased from $33.6 million in fiscal 1998 to an operating loss in fiscal 1999 of $18.2 million, a decrease of $51.8 million. This decrease is a result of the decline in sales and resulting reduction of gross profit of $25.0 million, the increase in SG&A of $18.6 million, the increase in the restructuring provision of $8.8 million, net of the decrease in amortization of intangibles of $0.6 million.

Interest income. Interest income increased by $0.9 million due primarily to interest income received from temporary investment of funds from proceeds of the Recapitalization financing until the Tender Offer was completed and interest income received on a refund of state income taxes.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $11.1 million in fiscal 1998 to $12.3 million in fiscal 1999. The increase was caused primarily by an increase in interest expense related to debt incurred on June 24, 1998 to finance the Recapitalization described in Note 1B to the consolidated financial statements included elsewhere herein.

Other, net. See Note 7 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $1.3 million and $2.4 million for the six months ended July 31, 1998 and 1997, respectively. Other income for the first half of fiscal 1999 includes income from forward exchange contracts of $1.6 million, $0.2 million of which was unrealized. In fiscal 1998, such transactions resulted in income of $5.3 million, $2.8 million of which was unrealized. The income recorded for the six months ended July 31, 1998 results primarily from forward exchange contracts selling forward the Belgian franc which has declined against the U.S. dollar since the contracts were executed. Income recorded through July 31, 1998, includes an unrealized gain of approximately $0.2 million; the ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

Other income for the six months ended July 31, 1997 includes $2.1 million from favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. Other income for the six months ended July 31, 1997 also includes income of approximately $1.5 million for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of the receivables for which such allowances were established. See Note 7 to the consolidated financial statements included elsewhere herein for further discussion of these items.

Income tax benefit (expense). Income tax expense decreased from $10.1 million in fiscal 1998 to $5.2 million in fiscal 1999. The decrease in tax expense is due primarily to the consolidated pretax loss in fiscal 1999 and the receipt of $0.8 million of state income tax refunds which related to taxes accrued and paid in prior years, offset by income tax expense related to the tax effect in the U.S. of a $30 million dividend received from Samsonite Europe in connection with the sale and transfer of certain Asian subsidiaries to Samsonite Europe. Deferred taxes for the distribution of these earnings to the U.S. had not been previously provided. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pretax income (loss) and income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the tax effect of the dividend from Samsonite Europe, and (iii) state and local income taxes.

Extraordinary loss. During the six months ended July 31, 1998 the Company completed a tender offer for the Company's Series B Notes. The Company retired $52,269,000 principal amount of the Series B Notes and paid redemption premiums and other expenses of the tender offer totaling approximately $8,512,000. These costs along with $1,527,000 of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, for the six months ended July 31, 1998. On June 24, 1998, the Company completed the Recapitalization. In connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects.

Earnings Before Interest and Taxes. The Company's EBIT [income (loss) before income taxes, minority interest and extraordinary item plus net interest expense] was $(15.4) million and $49.5 million for the six months ended July 31, 1998 and 1997, respectively. The Company's adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and minority interest adjusted for certain items management believes should be excluded in order to reflect recurring operating performance) was $13.7 million and $50.9 million for the six months ended July 31, 1998 and 1997, respectively. Items excluded in the calculation of adjusted EBITDA include (i) other income (expense) - net, except for certain recurring transactions including net realized gains from foreign currency forward delivery contracts, rental income, equity in loss of unconsolidated affiliate, and pension expense related to merged plans (which are reflected in the first four line items in Note 7 to the consolidated financial statements included elsewhere herein), (ii) the provision for restructuring operations of $8.2 million in fiscal 1999, and (iii) expenses of $9.1 million in fiscal 1999 related to the Recapitalization including compensation expense recorded as a result of adjusting the terms of outstanding stock options for the Recapitalization. Other companies may calculate EBIT and EBITDA in a different manner than the Company. EBIT or EBITDA do not take into consideration substantial costs and cash flows of doing business such as interest expense, income taxes, extraordinary items, restructuring provisions, depreciation and amortization and should not be considered in isolation to or as a substitute for other measures of performance. EBIT and EBITDA are not accounting terms and are not used in generally accepted accounting principles.

Net income (loss). The Company had net income in fiscal 1998 of $19.2 million and a net loss in fiscal 1999 of $38.3 million. The decrease in the net income from the prior year of $57.5 million is caused by the effect of the decreases in operating and other income and the increase in interest expense, offset by the decrease in income taxes, and extraordinary loss.

Redeemable preferred stock dividends and accretion of preferred stock discount. In fiscal 1999, this item represents the accrual of cumulative dividends on the Senior Preferred Stock issued in connection with the Recapitalization on June 24, 1998 and the accretion of the discount over the twelve-year term of the Senior Preferred Stock.

Net income (loss) available to common stockholders. This amount represents net income (loss) reduced for dividends payable and the accretion of discount on the Senior Preferred Stock and is the amount used to calculate net income (loss) per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended July 31, 1998, cash used in operations as reflected on the Consolidated Statements of Cash Flows included elsewhere herein was $22.7 million, primarily as a result of the loss from operations for the first six months of fiscal 1999, increases in inventory, and decreases in accrued liabilities and accounts payable, net of the decrease in accounts receivable, since January 31, 1998. At July 31, 1998, the Company had working capital of $214.8 million compared to $195.3 million at January 31, 1998, an increase of $19.5 million. Current assets increased by $9.9 million primarily due to an increase in inventory of $20.8 million, an increase in cash of $17.9 million, increases in other current assets of $2.9 million, net of the decrease in receivables of $20.4 million and the decrease in assets held for sale of $11.3 million. Inventories increased primarily because of sales forecasting issues which caused excess production and purchases of finished goods in the U.S. wholesale division and depressed U.S. wholesale sales as discussed elsewhere herein. Accounts receivable decreased from January 31, 1998 because of seasonal fluctuations and the decrease in U.S. Wholesale sales. Assets held for sale decreased as a result of the sale of the Company's Murfreesboro, Tennessee building which had previously been leased to third parties. Current liabilities decreased from $147.2 million at January 31, 1998 to $137.6 million at July 31, 1998, a decrease of $9.6 million, caused primarily by a decline in accounts payable of $8.7 million from seasonal fluctuations.

Long-term obligations increased from $172.2 million at January 31, 1998 to $475.1 million at July 31, 1998, an increase of $302.9 million as a result of the Recapitalization discussed in Note 1B to the consolidated financial statements included elsewhere herein. At July 31, 1998, the Company had available borrowings on its Senior Credit Facility of approximately $87.5 million and $21.0 million in cash.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund operations for the first half of fiscal 1999, payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations. As discussed in the Company's Annual Report on Form 10-K under Liquidity and Capital Resources for the year ended January 31, 1998, part of the Company's foreign operations are in Asia where many of the local economies and currencies are depressed. Because of the relatively small part of the Company's revenues and assets related to Asia, the Company does not believe the Asian economic difficulties will have a material impact on the Company's overall Company operations or financial position. However, if such conditions continue, the Company's expected growth in this area of the world could be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

                             SAMSONITE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

On March 13, 1998, a complaint was filed in Colorado State District Court, County of Denver, against the Company, certain current and former directors of the Company, Apollo Investment Fund, L.P. and Apollo Advisors, L.P. The purported class action brought on behalf of an alleged class of purchasers of Samsonite common stock during the period from September 10, 1996 to December 1, 1997, alleges, among other things, that certain statements and earnings forecasts made in the last 18 months were misleading and/or misrepresented material facts and that the Company is also liable for certain allegedly misleading statements contained in various analysts' reports. In addition, on or about August 18, 1998, a complaint making substantially similar claims and seeking substantially similar relief as the above complaint was filed by a different purported class of purchasers of Samsonite common stock during the same alleged class period. The Company believes that these complaints are without merit and intends to contest them vigorously. These class actions seek, among other things, unspecified compensatory and rescissory damages, as well as pre-judgment and post-judgment interest, attorney's fees, expert witness fees and other costs.

On July 1, 1998, a complaint was filed in Delaware Court of Chancery against the Company and certain members of its Board of Directors. The purported class action brought on behalf of holders of Samsonite common stock challenges the Tender Offer. The purported class action initially sought an order temporarily restraining consummation of the Tender Offer but that application was subsequently withdrawn. The Company believes that the complaint is without merit and intends to contest it vigorously. The complaint, which seeks compensatory and/or rescissory damages as well as other relief, alleges disclosure violations with respect to the Tender Offer and that the Tender Offer was coercive, the product of unfair dealing and violated the directors' duties.

Between August 28, 1998 and September 4, 1998, four complaints were filed in United States District Court for the District of Colorado against the Company, certain officers and directors of the Company, and Apollo Advisors, L.P. Each of the purported class actions seeks to maintain an action on behalf of a class consisting of purchasers of Samsonite common stock during the period from June 4, 1997 to August 11, 1998. Each complaint seeks unspecified damages and alleges, among other things, that the Company made materially false and misleading announcements concerning the financial condition of the Company and reported materially overstated revenues and net income throughout the class period. The Company believes that it has meritorious defenses to each of the complaints and intends to contest each of them vigorously.

In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position, results of operations or liquidity. Refer to
Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 which describes other contingencies and commitments.

Item 2  Changes in Securities
        ---------------------

None.

Item 3  Defaults Upon Senior Securities
        -------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5.  Other Information
         -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     See Exhibit Index.
(b)     Reports on Form 8-K.
        Reports dated March 24, 1998; May 13, 1998; May 20, 1998; June 17, 1998;
        June 19, 1998;  July 7, 1998; August 12, 1998; and September 4, 1998.
        Item 5.  Other Events

                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  SAMSONITE CORPORATION
                  (REGISTRANT)



                   BY  /S/ Richard H. Wiley
                       ---------------------------------------------------------
                       Name:     Richard H. Wiley
                       Title:    Senior Vice President, Chief Financial Officer,
                                 Treasurer, and Secretary

Date:     September 14, 1998
        -----------------------

                               INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
-------   -----------
3.1       Amended and Restated Certificate of Incorporation of the Company./(1)/

3.2       Certificate of Ownership and Merger dated July 14, 1995./(2)/

3.3       By-Laws of the Company./(1)/

4.1       Indenture, dated as of June 24, 1998, between the Company and United States Trust
          Company./(3)/

4.2       Registration Rights Agreement, dated as of June 24, 1998, by and among the Company,
          CIBC Oppenheimer Corp., BancAmerica Robertson Stephens, BancBoston Securities Inc.
          and Goldman, Sachs & Co./(3)/

4.3       Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and
          other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and
          Qualifications, Limitations and Restrictions thereof./(4)/

4.4       Certificate of Correction to the Certificate of Designation of the Powers, Preferences and
          Relative, Participating, Option and other Special Rights of 13 7/8% Senior Redeemable
          Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof./(4)/

4.5       Indenture, in respect of the 13 7/8% Junior Subordinated Debentures due 2010 of the
          Company, dated as of June 24, 1998, between the Company and United States Trust
          Company of New York./(4)/

4.6       Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Holdings, to be
          dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust
          Company of New York./(4)/

4.7       Registration Rights Agreement, in respect of the 13 7/8% Senior Redeemable Exchangeable
          Preferred Stock, dated as of June 24, 1998, between the Company and CIBC Oppenheimer
          Corp./(4)/

10.1      Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement,
          dated as of June 24, 1998, between the Company, Samsonite Europe N.V. and Bank of
          America National Trust and Savings Association, BankBoston N.A. and various other lending institutions, Bank of America National Trust and Savings Association, as
          Administrative Agent, BankBoston, N.A., as Syndication Agent, Canadian Imperial Bank of
          Commerce, as Documentation Agent and BancAmerica Robertson Stephens and BancBoston
          Securities Inc., as Arrangers./(3)/

10.2      Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and
          Luc Van Nevel.

10.3      Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and
          Thomas R. Sandler.

10.4      Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and
          Karlheinz Tretter.

10.5      Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and
          Richard H. Wiley.

EXHIBIT   DESCRIPTION
-------   -----------
10.6      Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and
          D. Michael Clayton.

10.7      Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A.
          as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights
          setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of
          Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit C./(5)/

10.8      Agreement, made as of June 11, 1998, between the Company and Luc Van Nevel./(3)/

10.9      Agreement, made as of June 11, 1998, between the Company and Thomas R. Sandler./(3)/

10.10     Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston,
          N.A.

10.11     Common Stock Registration Rights Agreement, dated as of June 24, 1998, between the
          Company and CIBC Oppenheimer Corp.

10.12     First amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A.

27        Financial Data Schedule.

---------------

(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
(2) Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
(3) Incorporated by reference from the Registration Statement on Form S-4 (Registration Statement No. 333-61521).
(4) Incorporated by reference from the Registration Statement on Form S-4 (Registration Statement No. 333-61519).
(5) Incorporated by reference from the Company's Registration Statement on Form 8-A filed May 13, 1998 (File No. 0-23214).