Form 10-Q
period 1998-10-31
SAMSONITE CORP/FL
filed 1998-12-14
CIK 914478

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

For the quarterly period ended October 31, 1998

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number:   0-23214
                       ---------------

                             SAMSONITE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                             36-3511556
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


11200 East 45th Avenue, Denver, CO                                  80239
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (303)  373-2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,445,929 shares of common stock, par value $0.01 per share, as of November 24, 1998.

--------------------------------------------------------------------------------

                                   FORM 10-Q
                                   ---------

                                    CONTENTS
                                    --------


                                                                                            Page Number
                                                                                            -----------
PART I     FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements

           Unaudited Consolidated Balance Sheets as of October 31, 1998
           and January 31, 1998................................................                     1

           Unaudited Consolidated Statements of Operations for the three months
           ended October 31, 1998 and 1997.....................................                     3

           Unaudited Consolidated Statements of Operations for the nine months
           ended October 31, 1998 and 1997.....................................                     4

           Unaudited Consolidated Statement of Stockholders' Equity
           for the nine months ended October 31, 1998..........................                     5

           Unaudited Consolidated Statements of Cash Flows for the nine months
           ended October 31, 1998 and 1997.....................................                     6

           Unaudited Notes to Consolidated Financial Statements................                     8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................                    20

Item 3.    Quantitative and Qualitative Disclosures About Market Risks.........                    29


PART II    OTHER INFORMATION
           -----------------

Item 1.    Legal Proceedings...................................................                    30

Item 2.    Changes in Securities...............................................                    31

Item 3.    Defaults Upon Senior Securities.....................................                    31

Item 4.    Submission of Matters to a Vote of Security Holders.................                    31

Item 5.    Other Information...................................................                    31

Item 6.    Exhibits and Reports on Form 8-K....................................                    31

Signature......................................................................                    32

Index to Exhibits..............................................................                    33


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 31, 1998 AND JANUARY 31, 1998
                                 (IN THOUSANDS)


                                                                    October 31,           January 31,
Assets                                                                  1998                  1998
------                                                              -----------           -----------
Current assets:
  Cash and cash equivalents......................................... $   30,377                 3,134
  Trade receivables, net of allowances for doubtful accounts
    of $8,287 and $8,766............................................    101,510                99,620
  Notes and other receivables.......................................     13,461                10,129
  Inventories (Note 2)..............................................    191,492               172,665
  Deferred income tax assets........................................     31,101                31,623
  Prepaid expenses and other current assets.........................     15,960                13,873
  Assets held for sale..............................................        112                11,471
                                                                        -------               -------

     Total current assets...........................................    384,013               342,515

Investments in affiliates...........................................      1,671                 2,425

Property, plant and equipment, net (Note 3).........................    148,290               142,351

Intangible assets, less accumulated amortization of $210,512 and
  $206,260 (Note 4).................................................    115,752               116,908

Other assets and long-term receivables, net of allowances
  for doubtful accounts of $706.....................................     21,961                 5,850
                                                                        -------               -------

                                                                     $  671,687               610,049
                                                                        =======               =======


                                                                        (Continued)




          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                  AS OF OCTOBER 31, 1998 AND JANUARY 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 October 31,              January 31,
Liabilities and Stockholders' Equity                                                1998                     1998
------------------------------------                                             ------------             -----------
Current liabilities:
  Short-term debt (Note 5)....................................................... $   10,537                    5,640
  Current installments of long-term obligations (Note 5).........................      5,296                    6,977
  Accounts payable...............................................................     52,024                   49,221
  Accrued liabilities............................................................     99,587                   85,368
                                                                                    --------                 --------

    Total current liabilities....................................................    167,444                  147,206

Long-term obligations, less current installments (Note 5)........................    480,600                  172,246
Deferred income tax liabilities..................................................     17,106                   15,730
Other noncurrent liabilities.....................................................     57,577                   59,838
                                                                                    --------                 --------

    Total liabilities............................................................    722,727                  395,020
                                                                                    --------                 --------

Minority interests in consolidated subsidiaries..................................      9,383                    6,143
Redeemable preferred stock (180,463 shares issued and outstanding) (Note 6)......    171,725                       --

Stockholders' equity (deficit) (Notes 1B, 1C, 5, 6 and 8):
  Preferred stock ($.01 par value; 2,000,000 shares authorized;
    180,463 redeemable shares issued)............................................         --                       --
  Common stock ($.01 par value; 60,000,000 shares authorized;
    20,945,929 and 20,371,068 shares issued; 10,445,929 and 20,371,068 shares
     outstanding)................................................................        209                      204
  Additional paid-in capital.....................................................    438,345                  418,462
  Accumulated other comprehensive income.........................................    (11,277)                 (14,449)
  Accumulated deficit............................................................   (239,425)                (195,171)
  Unearned compensation - restricted shares......................................         --                     (160)
                                                                                    --------                 --------
                                                                                     187,852                  208,886
  Treasury stock, at cost (10,500,000 shares) (Note 1B)..........................   (420,000)                      --
                                                                                    --------                 --------

    Total stockholders' equity (deficit).........................................   (232,148)                 208,886
                                                                                    --------                 --------

Commitments and contingencies (Notes 1D and 10)
                                                                                  $  671,687                  610,049
                                                                                    ========                 ========

         See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended October 31,
                                                                       --------------------------------
                                                                               1998         1997
                                                                               ----         ----

Net sales (Note 1G)................................................      $     199,079      211,104
Cost of goods sold  (Note 3).......................................            112,487      121,245
                                                                               -------      -------
  Gross profit.....................................................             86,592       89,859

Selling, general and administrative expenses (Notes 1B, 3 and 8)...             64,533       63,379
Amortization of intangible assets (Note 4).........................              1,117        1,831
Provision for restructuring operations (Note 1B)...................                 --         (903)
                                                                               -------      -------
  Operating income (loss)..........................................             20,942       25,552

Other income (expense):
  Interest income..................................................                534        1,456
  Interest expense and amortization of debt issue costs............            (14,034)      (4,672)
  Other - net (Note 7).............................................             (2,342)      14,183
                                                                               -------      -------

Income before income taxes, minority interest,
    and extraordinary item.........................................              5,100       36,519

Income tax expense.................................................             (1,730)     (12,507)
Minority interest in loss (earnings) of subsidiaries...............               (404)        (493)
                                                                               -------      -------
  Income before extraordinary item.................................              2,966       23,519
Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $4,023 (Notes 1B and 5).............                 --       (6,564)
                                                                               -------      -------

  Net income.......................................................              2,966       16,955

Redeemable preferred stock dividends and accretion
  of preferred stock discount (Note 6).............................             (6,381)          --
                                                                               -------      -------

  Net income (loss) to common stockholders.........................      $      (3,415)      16,955
                                                                               =======      =======

Income (loss) per share - basic (Note 1F):
  Continuing operations before extraordinary item..................      $       (0.33)        1.15
  Extraordinary loss...............................................                 --        (0.32)
                                                                               -------      -------
      Net income (loss) per share..................................      $       (0.33)        0.83
                                                                               =======      =======

Income (loss) per share - assuming dilution (Note 1F):
  Continuing operations before extraordinary item..................      $       (0.33)        1.11
  Extraordinary loss...............................................                 --        (0.31)
                                                                               -------      -------
      Net income (loss) per share..................................      $       (0.33)        0.80
                                                                               =======      =======

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Nine months Ended October 31,
                                                                     -------------------------------
                                                                           1998             1997
                                                                     -------------     -------------
Net sales (Note 1G)................................................. $     519,415           560,210
Cost of goods sold (Note 3).........................................       309,292           321,855
                                                                           -------           -------
  Gross profit......................................................       210,123           238,355

Selling, general and administrative expenses (Notes 1B, 3 and 8)....       194,981           175,201
Amortization of intangible assets (Note 4)..........................         4,155             5,485
Provision for restructuring operations (Note 1B)....................         8,214            (1,491)
                                                                           -------           -------
  Operating income (loss)...........................................         2,773            59,160

Other income (expense):
  Interest income...................................................         1,832             2,059
  Interest expense and amortization of debt issue costs.............       (26,375)          (15,777)
  Other - net (Note 7)..............................................           702            30,052
                                                                           -------           -------
  Income (loss) before income taxes, minority interest
    and extraordinary item..........................................       (21,068)           75,494

Income tax expense..................................................        (6,943)          (22,578)
Minority interest in earnings of subsidiaries.......................          (823)             (607)
                                                                           -------           -------
  Income (loss) before extraordinary item...........................       (28,834)           52,309
Extraordinary item - loss on extinguishments of debt,
  net of income tax benefit of $3,959 and $9,921 (Notes 1B and 5)...        (6,460)          (16,187)
                                                                           -------           -------

  Net income (loss)................................................. $     (35,294)           36,122

Redeemable preferred stock dividends and accretion of
  preferred stock discount (Note 6).................................        (8,960)               --
                                                                           -------           -------

  Net income (loss) to common stockholders.......................... $     (44,254)           36,122
                                                                           =======           =======

  Net income (loss) per share - basic (Note 1F):
    Continuing operations before extraordinary item................. $       (2.40)             2.59
    Extraordinary loss..............................................         (0.41)            (0.80)
                                                                           -------           -------
      Net income (loss) per share................................... $       (2.81)             1.79
                                                                           =======           =======

  Income (loss) per share - assuming dilution (Note 1F):
    Continuing operations before extraordinary item................. $       (2.40)             2.49
    Extraordinary loss..............................................         (0.41)            (0.77)
                                                                           -------           -------
      Net income (loss) per share................................... $       (2.81)             1.72
                                                                           =======           =======

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     ACCUMULATED                     UNEARNED
                                                        ADDITIONAL      OTHER                     COMPENSATION -
                                     PREFERRED  COMMON   PAID-IN    COMPREHENSIVE   ACCUMULATED     RESTRICTED     TREASURY
                                       STOCK    STOCK    CAPITAL        INCOME        DEFICIT         SHARES         STOCK
                                     ---------  ------  ----------  --------------  ------------  ---------------  ---------
Balance, February 1, 1998              $    --     204     418,462        (14,449)     (195,171)            (160)        --

Issuance of 13,545 shares to                --      --         131             --            --               --         --
 directors for services

Amortization of restricted stock            --      --         355             --            --              160         --
 award to compensation expense

Compensation expense accrued for            --      --                         --            --               --         --
 stock bonus awards

Non-cash compensation expense               --      --       3,722             --            --               --         --
 for stock options (Note 8)

Exercise of employee stock                  --       5       9,855             --            --               --         --
 options, issuance of stock award
 shares, and related income tax
 benefits

Foreign currency translation                --      --          --          3,172            --               --         --
 adjustment

Common stock warrants issued                --      --       5,820             --            --               --         --
 with redeemable preferred stock
 (Note 6)

Preferred stock dividends and               --      --          --             --        (8,960)              --         --
 accretion of discount (Note 6)

Purchase of 10,500,000 shares for           --      --          --             --            --               --   (420,000)
 treasury (Note 1B)

Net loss                                    --      --          --             --       (35,294)              --         --
                                     ---------     ---     -------        -------      --------   --------------   --------
Balance, October 31, 1998              $    --     209     438,345        (11,277)     (239,425)              --   (420,000)
                                     =========     ===     =======        =======      ========   ==============   ========

                                    See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                            Nine Months Ended October 31,
                                                                           -------------------------------
                                                                                 1998          1997
                                                                                 ----          ----
Cash flows provided by (used in) operating activities:
  Net income (loss)..................................................      $    (35,294)      36,122
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Loss on extinguishment of debt...................................             6,460       16,187
    Depreciation and amortization of property,                                   15,911       16,032
      plant and equipment............................................
    Amortization of intangible assets................................             4,155        5,485
    Amortization of debt issue costs.................................               823          839
    Provision for doubtful accounts..................................             1,150        3,820
    Amortization of stock awards and stock issued for services.......               956        1,072
    Adjustment of reserve for discontinued operations................                --       (5,299)
    Adjustment of allowance for loan to settlement trust.............                --       (4,850)
    Compensation expense for adjustment of stock options.............             3,722           --
    Provision (adjustment) to restructuring reserve..................             8,214       (1,491)
    Changes in deferred taxes net....................................             3,800        3,879

    Changes in operating assets and liabilities:
      Trade and other receivables....................................            (6,580)     (50,705)
      Inventories....................................................           (18,827)     (18,793)
      Prepaid expenses and other current assets......................            (2,087)      (1,436)
      Accounts payable...............................................             2,803       15,709
      Accrued liabilities............................................             9,146       (9,547)
      Other adjustments - net........................................            (3,868)       5,138
                                                                                -------      -------

  Net cash provided by (used in) operating activities................      $     (9,516)      12,162
                                                                                -------      -------

                                                                                   (Continued)


          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                              Nine Months Ended October 31,
                                                                              -----------------------------
                                                                                   1998          1997
                                                                                   ----          ----
Cash flows provided by (used in) investing activities:
  Purchases of property, plant and equipment.............................  $       (20,495)     (26,447)
  Net cash used in operations discontinued
    and sold.............................................................           (2,807)      (3,098)
  Proceeds from sale of assets held for sale and property and equipment..           14,054          877
  Excess of purchase price over net assets acquired......................           (2,451)          --
  Other..................................................................             (483)       3,702
                                                                                  --------     --------

    Net cash used in investing activities................................          (12,182)     (24,966)
                                                                                  --------     --------
Cash flows provided by (used in) financing activities:
  Proceeds from public stock offering, net of offering costs.............               --      130,244
  Proceeds from exercise of employee stock options.......................            7,114        7,504
  Proceeds from issuance of senior subordinated notes....................          350,000           --
  Proceeds from issuance of senior preferred stock.......................          175,000           --
  Issuance costs of senior subordinated notes, senior preferred
    stock, and new senior credit facility................................          (21,027)          --
  Purchase of treasury stock.............................................         (420,000)          --
  Retirement of Series B Subordinated Notes, including
    redemption premiums..................................................          (60,781)    (154,755)
  Net borrowings of short-term obligations...............................            4,897        2,887
  Net borrowings of long-term obligations................................            4,933       40,330
  Other, net.............................................................            3,886        2,811
                                                                                  --------     --------

    Net cash provided by financing activities............................           44,022       29,021
                                                                                  --------     --------

Effect of exchange rate changes on cash and cash equivalents.............            4,919       (9,794)

    Net increase in cash and cash equivalents............................           27,243        6,423

Cash and cash equivalents, beginning of period...........................            3,134        9,343
                                                                                  --------     --------

Cash and cash equivalents, end of period.................................  $        30,377       15,766
                                                                                  ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...............................  $        10,850       14,331
                                                                                  ========     ========
  Cash paid during the period for income taxes, net......................  $         4,403        5,172
                                                                                  ========     ========

          See accompanying notes to consolidated financial statements.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
             UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL

A.  BUSINESS

    Samsonite Corporation and subsidiaries (the "Company") is engaged in the manufacture and sale of luggage and related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel related products through its Company-owned stores.

B.  RECENT EVENTS AND RECAPITALIZATION
    ----------------------------------

    On June 24, 1998, the Company completed a recapitalization of the Company (the "Recapitalization") involving the repurchase pursuant to a tender offer (the "Tender Offer") of 10.5 million shares of the Company's common stock at a purchase price of $40.00 per share ($420 million in the aggregate) and the refinancing of certain existing indebtedness. The Company financed the Recapitalization through the sale of $350 million of 10 3/4% senior subordinated notes, $175 million of 13 7/8% redeemable senior preferred stock and warrants, and a new bank senior credit facility.

    On January 7, 1998, the Company announced it had engaged Goldman, Sachs & Co. as financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. This process ultimately resulted in the Recapitalization plan. In addition to the charges discussed below, the Company recorded charges of approximately $4.8 million during the nine months ended October 31, 1998 for financial, legal and other expenses associated with the Tender Offer and the process of exploring alternative plans which were not ultimately consummated.

    During the nine months ended October 31, 1998, the Company completed a tender offer and retired $52,269,000 principal amount of 11 1/8% Series B Subordinated Notes (the "Series B Notes") representing 99% of the
    outstanding Series B Notes.   The Company paid a redemption premium and
    incurred other expenses of the tender offer totaling approximately $8,512,000 to complete the tender offer. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the nine months ended October 31, 1998. Also, in connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the nine month period ended October 31, 1998.

    On March 23, 1998, the Company announced a restructuring of its Torhout, Belgium manufacturing operations. The Company recorded a pre-tax charge of approximately $2.6 million during the nine months ended October 31, 1998 in connection with the restructuring. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 111 positions.

    On May 14, 1998, the Company approved a second plan to restructure its U.S. production operations to bring the unit volume and workforce in the Denver plant into line with expected sales and to achieve a better balance between fixed and variable costs with respect to this facility. The restructuring plan calls for a substantial reduction in workforce, as well as the disposal of certain molding and other equipment that represents excess capacity. As a result, during the nine months ended October 31, 1998, the Company recorded a restructuring charge of approximately $5.6 million (of which approximately $2.2 million is non-cash). The workforce reduction portion of the restructuring was substantially completed by October 31, 1998.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C.  BASIS OF PRESENTATION
    ---------------------

    On May 25, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Amended Plan of Reorganization (the "Plan") for the Company, then known as Astrum International Corp. ("Astrum"). Pursuant to the terms of the Plan, which became effective on June 8, 1993, Astrum completed a comprehensive financial reorganization which reduced debt and annual interest expense (the "Restructuring").

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

    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present other comprehensive income, which represents total non-stockholder changes in equity. Comprehensive loss [net income (loss) adjusted for foreign currency translation adjustments] for the three and nine month periods ended October 31, 1998 was $5,651,000 and $32,122,000, respectively. Comprehensive income for the three and nine month periods ended October 31, 1997 was $16,584,000 and $26,985,000, respectively. The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the consolidated balance sheet as "Accumulated other comprehensive income."

D.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

    The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of October 31, 1998 and results of operations for the three-month and nine-month periods ended October 31, 1998 and 1997. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Loss from continuing operations before extraordinary item per share and net loss per share for the three-month and nine-month periods ended October 31, 1998 is computed based on the weighted average number of shares of common stock outstanding during the period of 10,442,000 and 15,753,000, respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the three-month and nine-month periods ended October 31, 1998 because of the antidilutive effect of stock options and awards when there is a loss from continuing operations adjusted for preferred stock dividends.

    The following table presents a reconciliation of the numerators and denominators of basic earnings per share and the earnings per share - assuming dilution for the three and nine-month periods ended October 31, 1997:

                                                     Income from
                                                     Continuing               Per-Share
                                                     Operations     Shares      Amount
                                                     -----------  ----------  ---------
THREE MONTHS ENDED OCTOBER 31, 1997:
Basic Earnings per Share:
Income before extraordinary item.................... $23,519,000  20,365,000      $1.15
Added dilutive effect of stock options and awards...          --     778,000
                                                     -----------  ----------
Earnings per Share-Assuming Dilution:
Income before extraordinary item to
 common stockholders and shares including assumed
  conversions....................................... $23,519,000  21,143,000      $1.11
NINE MONTHS ENDED OCTOBER 31, 1997:................. ===========  ==========
Basic Earnings per Share:
Income before extraordinary item.................... $52,309,000  20,229,000      $2.59
Added dilutive effect of stock options and awards...          --     768,000
                                                     -----------  ----------
Earnings per Share-Assuming Dilution:
Income before extraordinary item to
 common stockholders and shares including assumed
  conversions....................................... $52,309,000  20,997,000      $2.49
                                                     ===========  ==========


G.  ROYALTY REVENUES
    ----------------
    The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $12,108,000 and $15,757,000 for the nine months ended October 31, 1998 and 1997, respectively, and $4,759,000 and $7,179,000 for the three months ended October 31, 1998 and 1997, respectively.

H.  RECLASSIFICATIONS
    -----------------

    Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 1999 presentation.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  INVENTORIES
    Inventories consisted of the following :
                                                     October 31,              January 31,
                                                         1998                     1998
                                                   -------------            -------------
                                                               (In thousands)
     Raw Materials.................................     $ 58,544                   47,814
     Work in Process...............................        8,878                   10,476
     Finished Goods................................      124,070                  114,375
                                                        --------                  -------

                                                        $191,492                  172,665
                                                        =========                 =======

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted
      of the following:
                                                     October 31,              January 31,
                                                        1998                     1998
                                                   -------------            -------------
                                                               (In thousands)
     Land...........................................    $ 12,604                   12,266
     Buildings......................................      70,863                   60,524
     Machinery, equipment and other.................     140,069                  133,778
                                                        --------                  -------
                                                         223,536                  206,568
     Less accumulated amortization and depreciation      (75,246)                 (64,217)
                                                        --------                  -------
                                                        $148,290                  142,351
                                                        =========                 =======

    Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following:



                                                              Three Months       Nine Months
                                                                 Ended             Ended
                                                               October 31,       October 31,
                                                             --------------------------------
                                                             1998     1997      1998     1997
                                                             ----     ----      ----     ----
                                                                      (In thousands)
    "Fresh Start" Depreciation in Cost of Goods
    Sold...............................................     $ 128      410       851     1,681
    "Fresh Start" Depreciation in Selling,
    General and Administrative Expenses................        32       90       193       371
                                                            -----     ----     -----     -----
    Total "Fresh Start" Depreciation...................     $ 160      500     1,044     2,052
                                                            =====     ====     =====     =====



    Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

4.  INTANGIBLE ASSETS

    Intangible assets, net of accumulated amortization, consisted of the following:

                                                 October 31,         January 31,
                                                    1998                1998
                                                 -----------         -----------
                                                         (In thousands)
      Trademarks.............................       $105,933             108,556
      Licenses, Patents and Other............          9,819               8,352
                                                    --------             -------
                                                    $115,752             116,908
                                                    ========             =======


    Amortization of intangible assets, including amortization related to the adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7, consisted of the following:

                                                 Three Months Ended                   Nine Months Ended
                                                    October 31,                          October 31,
                                                 --------------------            --------------------------
                                                    1998      1997                1998               1997
                                                    ----      ----                -----              -----
                                                                      (In thousands)
      "Fresh Start" Amortization of Tradenames,     $    715  1,607               3,578              4,820
          Licenses, Patents and Other...........
      Other.....................................         402    224                 577                665
                                                    --------  -----               -----              -----
                                                    $  1,117  1,831               4,155              5,485
                                                    ========  =====               =====              =====

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

5.  DEBT

Debt consisted of the following:

                                                        October 31,   January 31,
                                                           1998          1998
                                                      ------------   -------------
                                                            (In thousands)

     Senior Credit Facility (a)......................      $117,128       102,533
     Senior Subordinated Notes (b)...................       350,000            --
     Other (c).......................................        22,534        25,227
     Capital lease obligations.......................         6,239         4,302
     Series B Senior Subordinated Notes (d)..........           532        52,801
                                                           --------       -------
          Total debt.................................       496,433       184,863
     Less short-term debt and current installments of       (15,833)      (12,617)
        long-term obligations........................      --------       -------

                                                           $480,600       172,246
                                                           ========       =======

(a) On June 24, 1998, the Company entered into a new senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a $100 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility denominated in Belgian francs, equivalent to $50 million on the closing date of the facility (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as parties to

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. The Revolving Credit Facility and the European Term Loan Facility mature on June 24, 2003. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and principal repayments in each of the sixth and seventh years of 47.5% of the original principal balance. Borrowings under the Senior Credit Facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. In addition, the Company is required to pay a commitment fee on the unused portion of the Revolving Credit Facility.

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

    The Senior Credit Facility contains financial and other covenants that, among other things, limit the ability of the Company (subject to negotiated exceptions) to incur additional liens, incur additional indebtedness, make certain kinds of investments, prepay subordinate indebtedness, make distributions and dividend payments to its stockholders, engage in affiliate transactions, make certain asset dispositions, make acquisitions, and participate in certain mergers. Such covenants were amended as of October 1, 1998 to give the Company additional margin to operate under the covenants.

(b) On June 24, 1998, the Company issued and sold $350,000,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008 (the "Old Notes"). The Old Notes were issued as part of the financing necessary to effect the Recapitalization described in Note 1B. On September 28, 1998, the Company completed an exchange offer to exchange $350,000,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008, registered under the Securities Act of 1933, as amended (the "New Notes" and, together with the Old Notes, the "Notes") for a like principal amount of the Old Notes. The terms of the New Notes are identical in all material respects to the Old Notes. The exchange offer expired on September 28, 1998.

    Interest on the New Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998, and mature on June 15, 2008. The New Notes will be redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. In addition, the Company, at its option, may redeem in the aggregate up to 40% of the principal amount of the New Notes originally issued at any time and from time to time prior to June 15, 2001, at a redemption price equal to 110.75% of the principal amount thereof, plus accrued interest, with the proceeds of one or more equity offerings, provided that at least $210 million aggregate principal amount of New Notes remains outstanding immediately after the occurrence of any such redemption.

    The indenture under which the New Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

(c) Other obligations consist primarily of various notes payable to banks by foreign subsidiaries aggregating $17.5 million and $4.5 million of secured financing arrangements with foreign banks.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (d) The Series B Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005. During the nine months ended October 31, 1998, the Company completed a tender offer for the Series B Notes and retired $52,269,000 principal amount of the Notes and paid redemption premium and other expenses of the tender offer totaling approximately $8,512,000. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying unaudited statement of operations for the nine months ended October 31, 1998.

     During the three-month and nine-month periods ended October 31, 1997, the Company retired $56,399,000 and $137,199,000 principal amount of subordinated notes, respectively. Redemption premiums totaling $8,593,000 and $17,277,000 were paid in connection with the retirement of the notes and deferred financing costs of $2,005,000 and $4,563,000 were written off during the three-month and nine-month periods ended October 31, 1997, respectively. The redemption premiums and the write-off of deferred financing costs related to the subordinated notes were classified as part of the extraordinary item from loss on extinguishment of debt, net of tax effects, in the accompanying statements of operations for the three-month and nine-month periods ended October 31, 1997.

6.  REDEEMABLE SENIOR PREFERRED STOCK

     On June 24, 1998, the Company issued and sold 175,000 units consisting of $175,000,000 aggregate liquidation preference of its 13 7/8% Senior Redeemable Exchangeable Preferred Stock, liquidation preference $1,000 per share (the "Old Senior Preferred Stock") and warrants to acquire an aggregate of 1,959,000 shares of the Company's common stock at an exercise price of $13.02 per share, subject to antidilution adjustments. On September 28, 1998, the Company completed an exchange offer to exchange all of the outstanding shares of its 13 7/8% Senior Redeemable Exchangeable Preferred Stock, liquidation preference $1,000 per share, which has been registered under the Securities Act of 1933, as amended (the "New Senior Preferred Stock" and, together with the Old Senior Preferred Stock, the "Senior Preferred Stock"), for a like number of shares of the Old Senior Preferred Stock. The terms of the New Senior Preferred Stock are identical in all material respects to the Old Senior Preferred Stock.

     The Old Senior Preferred Stock was issued as part of the financing necessary to effect the Recapitalization described in Note 1B. The Senior Preferred Stock is recorded at its liquidation preference discounted for issuance costs of $6,415,000 and the value assigned to the warrants of $5,820,000. The preferred stock discount is being accreted by charging accumulated deficit over the twelve-year term of the Senior Preferred Stock.

     Holders of the Senior Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company out of funds legally available therefor, dividends on the Senior Preferred Stock at a rate per annum of 13 7/8% of the liquidation preference per share of Senior Preferred Stock, payable quarterly in arrears on each March 15, June 15, September 15 and December 15 commencing September 15, 1998. All dividends are cumulative, whether or not earned or declared, on a daily basis from June 24, 1998 and compound on a quarterly basis. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to June 15, 2003, either in cash or by the issuance of additional shares of Senior Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be payable in cash. Dividends on the Senior Preferred Stock are accrued monthly to the liquidation preference amount by charges to accumulated deficit for dividends expected to be paid by issuing additional shares of Senior Preferred Stock. The dividend rate on the Senior Preferred Stock is subject to increase by 2% upon the occurrence of certain events including the failure to pay dividends in cash after June 15, 2003 and failure to comply with certain covenants and conditions. The Company's Senior Credit Facility and the indenture under its Notes, contain limitations on the Company's ability to pay cash dividends on the Senior Preferred Stock.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

7. OTHER INCOME (EXPENSE) - NET

  Other income (expense) - net consisted of the following:

                                                  Three Months Ended      Nine Months Ended
                                                     October 31,             October 31,
                                               --------------------------------------------
                                                    1998       1997     1998        1997
                                                 ----------  --------  -------   ----------
                                                               (In thousands)
Net realized gains from foreign currency           $     3     1,716    1,428       4,237
  forward  delivery contracts.................
Rental income.................................          26       248      391       1,314
Equity in loss of unconsolidated affiliate....         104      (144)    (769)       (307)
Pension expense related to merged plans.......          --        --       --        (350)
Foreign currency transaction income, net......        (280)      235     (264)        155
Unrealized gain (loss) from foreign                 (1,966)   (1,145)  (1,776)      1,609
  currency forward delivery contracts.........
Gain (loss) on disposition of assets held for           (5)      (92)     767         (92)
  sale and fixed assets, net..................
Favorable settlement of claims (a)............          --       (68)      --       2,060
Adjustment of allowances relating to previous           --     3,841       --       5,299
  operations (b)..............................
Adjustment of contingent tax accrual (c)......          --     5,000       --      12,700
Collection of loan to settlement trust (d)....          --     4,850       --       4,850
Other, net....................................        (224)     (258)     925      (1,423)
                                                   -------    ------   ------      ------
                                                   $(2,342)   14,183      702      30,052
                                                   =======    ======   ======      ======

(a) Other income of $2,060,000 for the nine months ended October 31, 1997 resulted from the favorable settlement of certain claims against the Company. The Company had previously accrued $2,139,000 for such claims as part of its reorganization in bankruptcy. The claims are part of the Contingent Liability with Respect to the Old Notes described in Note 14 to the consolidated financial statements in the 1998 Form

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    10-K and relate to interest on overdue installments of interest occurring prior to the bankruptcy of the Company's predecessor in 1993.

(b) During the three and nine months ended October 31, 1997, the Company recorded other income of $3,841,000 resulting from the adjustment of an accrual for a potential environmental liability related to real estate used in previous operations. By agreement with the purchasers of the real estate, the Company's liability to them for environmental matters, for which no claims were filed, terminated during the three months ended October 31, 1997.

    During the nine months ended October 31, 1997, the Company recorded other income of $1,458,000 for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of receivables for which such allowances were established.

(c) Certain contingencies related to tax matters arising prior to and accrued in conjunction with the Restructuring were resolved; as a result, the Company reduced the related accruals by $5,000,000 during the three months ended October 31, 1997 and a total of $12,700,000 for the nine months ended October 31, 1997. The resolution of such matters did not result in any cash payment or additional liability for taxes.

(d) The Company had made loans of $4.8 million to a trust (the "Trust") established for the benefit of the holders of certain classes of pre-bankruptcy claims against the Company. The Company provided allowances for the entire amount of these loans when they were made and has accrued no interest on them. The Trust repaid the Company's loan during the three months ended October 31, 1997 with interest of $1.4 million. As a result, the Company reversed the allowance for the loans receivable and recorded the interest income during the three and nine month periods ended October 31, 1997.

8. EMPLOYEE STOCK OPTIONS

    The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the 1998 Form 10-K for a description of such plan. The Company also has outstanding options and stock bonus awards to current executives in connection with employment agreements. On July 15, 1998, the Board of Directors of the Company adopted the FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan"), which was approved by the Company's stockholders on August 28, 1998. The 1999 Plan has 750,000 shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of October 31, 1998, no awards have been made under the 1999 Plan.

    In connection with the Tender Offer, the Company determined to adjust all options that remained unexercised after the Tender Offer by reducing the exercise price of each option by $12.50, but not to less than 25% of the average trading price of the Company's common stock for a specified period following the completion of the Tender Offer. If the $12.50 adjustment resulted in the exercise price of an option being reduced to less than 25% of such average trading price, the option holder has the right to receive cash in lieu of further reduction of the option price when such options become exercisable. As an alternative to accepting a $12.50 reduction in option price, the Company allowed holders of options to voluntarily surrender their options to the Company and in exchange receive new options to purchase a reduced number of shares of Company common stock at $10.00 per share with the same proportional vesting schedule and performance criteria, if any, as the options surrendered. As a result of the $12.50 reduction in option prices for certain of the outstanding options, the Company recorded a charge to compensation expense during the nine months ended October 31, 1998 of approximately $4.3 million for the difference between the aggregate adjusted option prices and the post-Tender Offer trading price of $10.00 per share. Approximately $0.7 million of such compensation expense is payable in cash to option holders in lieu of reducing option prices to less than 25% of the post-Tender Offer trading price.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


  As adjusted to reflect the aforementioned reduction in exercise prices and number of shares subject to options, at October 31, 1998, the Company had outstanding options for a total of 1,695,482 shares at options prices ranging from $2.50 to $16.00 per share. Options for 933,094 shares were exercisable at October 31, 1998 at a weighted average exercise price of $6.53 per share. Options for 444,649 shares under the 1995 Stock Option and Incentive Award Plan were exercised at an average exercise price of $16.01 per share during the nine months ended October 31, 1998.

  In May 1996, the Company granted stock bonuses for a total of 116,667 shares to certain officers payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event or in the event of certain types of termination. The Company is recognizing compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the vesting period. Upon the termination of one of the executive's employment with the Company, 38,889 of such shares vested and were issued to the executive during the nine months ended October 31, 1998. In connection with the Tender Offer, the Company determined to permit the holders of the 77,778 outstanding shares of restricted stock to tender such shares. As a result, 40,052 of such restricted shares were purchased in the Tender Offer and the remaining 37,726 shares remain subject to the original vesting requirements.

9.  SEGMENT INFORMATION

  The Company has one line of business: the manufacture and distribution of luggage and other travel-related products. Management of the business and evaluation of operating results is organized along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States, Canada, Latin America, and South America; Europe; Asia, which includes India, China, Singapore, South Korea, and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company and royalties from the Japanese luggage licensee, and corporate overhead. Net outside sales and operating income (loss) by segment for the three-month and nine-month periods ended October 31, 1998 and 1997 are as follows:

                                Three Months Ended October 31,  Nine Months Ended October 31,
                               -------------------------------  -----------------------------
                                 1998            1997                    1998          1997
                                 ----            ----                    ----          ----
                                                        (In thousands)
Net outside sales:
  Europe (a)..............  $   80,308          70,508             224,885           201,899
  Americas................     108,599         128,427             267,100           328,777
  Asia....................       5,789           5,659              15,908            14,890
  Other...................       4,383           6,510              11,522            14,644
                               -------         -------             -------           -------
                            $  199,079         211,104             519,415           560,210
                               =======         =======             =======           =======
Operating income (loss):
  Europe (a)..............  $   11,803           9,185              29,104            28,371
  Americas (b)............       8,178          10,808             (16,118)           27,787
  Asia....................         320              60                 416              (100)
  Other...................         876           5,512              (9,633)            5,330
  Eliminations............        (235)            (13)               (996)           (2,228)
                               -------         -------             -------           -------
                            $   20,942          25,552               2,773            59,160
                               =======         =======             =======           =======

(a) Without the effect of the provision for restructuring operations, Europe's operating income would have been approximately $31.7 million for the nine months ended October 31, 1998. Additionally, the effects of the weakened/(strengthened) U.S. dollar versus the Belgian franc causes reported sales for the three and nine month periods ended October 31, 1998 to be increased/(reduced) by approximately $1.9 million and $(9.4) million, respectively. The effects of the weakened/(strengthened) U.S. dollar versus the Belgian franc causes operating income for the three and nine month periods ended October 31, 1998 to be increased/(reduced) by approximately $0.3 million and $(1.2) million, respectively.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(b) Without the effect of the provision for restructuring operations, the Americas operating loss would have been approximately $10.3 million for the nine months period ended October 31, 1998.


10. LITIGATION, COMMITMENTS AND CONTINGENCIES


    On March 13, 1998, a complaint was filed in Colorado State District Court, County of Denver, against the Company, certain current and former directors of the Company, Apollo Investment Fund, L.P. and Apollo Advisors, L.P. The purported class action brought on behalf of an alleged class of purchasers of Samsonite common stock during the period from September 10, 1996 to December 1, 1997, alleges, among other things, that certain statements and earnings forecasts were misleading and/or misrepresented material facts and that the Company is also liable for certain allegedly misleading statements contained in various analysts' reports (the "Knudson Complaint"). In addition, on or about August 19, 1998, a complaint making substantially similar claims and seeking substantially similar relief as the above complaint was filed in Colorado State District Court by a different purported class of purchasers of Samsonite common stock during the same alleged class period (the "Krasner Complaint"). The Company believes that it has meritorious defenses to each of the complaints and intends to contest them vigorously. These class actions seek, among other things, unspecified compensatory and rescissory damages, as well as pre-judgment and post-judgment interest, attorney's fees, expert witness fees and other costs. The defendants have moved to dismiss both complaints. On or about October 30, 1998, the Court heard arguments on defendants' motions to dismiss the Knudson Complaint. In addition, on or about November 12, 1998, the Company and certain defendants moved to stay the state court proceedings pending a final determination in certain of the federal cases, which are described more fully below.

    Between August 28, 1998 and November 12, 1998, twelve complaints were filed in United States District Court for the District of Colorado against the Company, certain officers and directors of the Company, and Apollo Advisors, L.P. and/or Apollo Investment Fund, L.P. Most of the purported class actions seek to maintain an action on behalf of a purported class consisting of purchasers of Samsonite common stock during the period from June 4, 1997 to August 11, 1998. One federal complaint seeks to maintain an action on behalf of a purported class consisting of purchasers of Samsonite common stock during the period from December 1, 1997 through August 11, 1998. Each complaint seeks unspecified damages and alleges, among other things, that the Company made materially false and misleading announcements concerning the financial condition of the Company and reported materially overstated revenues and net income throughout the class period. The Company believes that it has meritorious defenses to each of the complaints and intends to contest each of them vigorously. Certain of the plaintiffs have filed a motion to consolidate certain of the complaints and moved for the appointment of lead plaintiff and counsel. A hearing on these motions is scheduled for December 18, 1998.

    On July 1, 1998, a complaint was filed in Delaware Court of Chancery against the Company and certain members of its Board of Directors. The purported class action brought on behalf of holders of Samsonite common stock challenges the Tender Offer. The purported class action initially sought an order temporarily restraining consummation of the Tender Offer but that application was subsequently withdrawn. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. The complaint, which seeks compensatory and/or rescissory damages as well as other relief, alleges disclosure violations with respect to the Tender Offer and that the Tender Offer was coercive, the product of unfair dealing and violated the directors' duties. Defendants filed a motion for judgment on the pleadings. The plaintiff has filed a cross-motion for partial judgment on the pleadings, and a hearing on both motions was held on December 2, 1998. No decision has yet been rendered by the court.

    The Company has determined that it is not possible at this time to predict the final outcome of the above legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
         UNITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED OCTOBER 31, 1998 ("FISCAL 1999" OR "CURRENT YEAR") COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "PRIOR YEAR")

General. The following discussion analyzes the Company's operations along the lines of the organizational structure disclosed in Note 9 to the consolidated financial statements included elsewhere herein as follows: (i) "European operations" which consist of its European sales manufacturing and distribution operations whose reporting currency is the Belgian franc, (ii) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Canada, Latin America, Mexico, Brazil, Argentina and Uruguay,
(iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea and Hong Kong, and (iv) non-luggage U.S. licensing operations and corporate overhead.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1999 and fiscal 1998 at average rates of approximately 36.22 and 37.08 francs to the U.S. dollar, respectively. This increase in the value of the Belgian franc of approximately 2.4% resulted in increases in reported sales, cost of sales and other expenses in fiscal 1999 compared to fiscal 1998. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference." The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During the three months ended October 31, 1998, the Company had net losses from such instruments of $2.0 million of which approximately all was unrealized; during the three months ended October 31, 1997, the Company had net gains on such instruments of $0.6 million including an unrealized loss of $1.1 million. The unrealized loss for the three months ended October 31, 1998 resulted primarily from forward foreign exchange contracts entered into to reduce economic exposure in fiscal year 2000 to fluctuations in currency exchange rates for the Belgian franc, which increased against the U.S. dollar subsequent to entering into the contracts. The contracts mature at each month end during fiscal 2000. The Company estimates the increase/(reduction) in reported operating income because of translation from the weakening/(strengthening) of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $0.3 million and $(1.8) million for the three months ended October 31, 1998 and 1997, respectively.

Net Sales. Consolidated net sales decreased from $211.1 million in fiscal 1998 to $199.1 million in fiscal 1999, a decrease of $12.0 million. The decrease in fiscal 1999 sales is primarily caused by depressed U.S. wholesale sales.

Sales from European operations increased from $71.4 million in fiscal 1998 to $80.3 million in fiscal 1999, an increase of $8.9 million. Of this increase, approximately $1.9 million results from the exchange rate difference. Expressed in the local European reporting currency (Belgian francs), fiscal 1999 sales increased by 9.8%, or the U.S. constant dollar equivalent of $7.0 million from fiscal 1998. Sales of hardside product increased by approximately 6.2% from prior year while softside product sales increased by approximately 16.3%. Sales in almost all the European countries showed significant improvement from the prior year.

Sales from the Americas operations declined from $128.4 million in fiscal 1998 to $108.6 million in fiscal 1999, a decrease of $19.8 million or 15.4%. U.S. wholesale sales for the third quarter decreased by $24.6 million from the prior year, retail sales increased by $4.2 million, and sales in the other Americas operations increased by $0.6 million from the prior year.

U.S. Wholesale sales were negatively impacted in fiscal 1999 by the continuation of the conditions in the U.S. economy and luggage market that adversely affected the second quarter including weaker than anticipated demand, numerous discount luggage promotions, excess inventories at retail industry-wide, and to a lesser extent, economic conditions in Asia and Latin America. U.S. Wholesale sales were also negatively impacted in fiscal 1999 by the continued effect of computer conversion issues. Although shipping issues associated with the computer conversion problem which occurred during the second quarter of fiscal 1999 have since been resolved and the Company is now shipping at normal levels, this problem slowed shipments in the United States during the first month of the Company's third quarter.

U.S. Retail sales continued to improve, increasing from $28.1 million in the prior year to $32.3 million in the third quarter of fiscal 1999, an increase of 14.9%, primarily due to an increased number of stores open in fiscal 1999. Comparable store sales decreased by approximately $0.8 million or 3.4% from the same quarter in the prior year primarily due to the aforementioned computer conversion problem which slowed shipments to stores during the second quarter and beginning of the third quarter thereby negatively affecting inventory positions and sales.

Third quarter sales from Asian operations, including India, increased from $4.8 million in fiscal 1998 to $5.8 million in fiscal 1999. Sales in the Pacific Rim operations increased by approximately $0.6 million or 17.0% from the prior year. Sales in India increased by approximately $0.4 million.

Revenues from U.S. licensing declined $2.1 million compared to revenues in the prior year due to two large license sale transactions in the prior year which totaled $2.3 million and the continued decline in revenues from aging non-luggage McGregor brands. Samsonite and American Tourister label licensing revenues were approximately equal to the prior year of $1.3 million.

Gross profit. Consolidated gross profit for fiscal 1999 declined from fiscal 1998 by $3.3 million. Consolidated gross margin increased by 0.9 margin points, from 42.6% in fiscal 1998 to 43.5% in fiscal 1999.

Gross profit margin from European operations increased 1.4 margin points, from 38.8% in fiscal 1998 to 40.2% in fiscal 1999. The increase in gross profit margins is due to strong sales of higher margin products, price increases and reduced costs.

Gross profit margin for the Americas increased from 42.0% in fiscal 1998 to 44.0% in fiscal 1999. Margins increased primarily in the U.S. Wholesale and other Americas operations. The improvement in gross profit margin in the U.S. Wholesale business is primarily due to the successful introduction of a significant product line and the resolution of production issues causing unfavorable labor efficiency variances in the past.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $1.1 million from fiscal 1998 to fiscal 1999. As a percent of sales, SG&A was 32.4% in fiscal 1999 and 30.0% in fiscal 1998.

The increase in SG&A as a percent of sales is due primarily to higher SG&A at a percent of sales incurred by U.S. Wholesale. U.S. Wholesale's SG&A was 33.1% of sales in fiscal 1999 compared to 30.1% in fiscal 1998 due to higher selling, warehouse and advertising costs as a percent of sales. Additionally, SG&A increased as a percent of sales because of adjustments made in the prior year to reduce the incentive compensation accrual.

Amortization of intangible assets. Amortization of intangible assets decreased from $1.8 million in fiscal 1998 to $1.1 million in fiscal 1999 primarily because the cost of intangibles was reduced in fiscal 1998 as a result of the sale of certain trademarks and certain intangibles which became fully amortized in the prior year.

Provision for restructuring operations. In fiscal 1998, certain excess restructuring reserves of $0.9 were reversed.

Operating income (loss). Operating income decreased from $25.6 million in fiscal 1998 to $20.9 million in fiscal 1999, a decrease of $4.7 million. This decrease is a result of the decline in sales and resulting reduction of gross profit of $3.3 million, the increase in SG&A of $1.1 million, and the change in the restructuring provision of $1.0 million, net of the decrease in amortization of intangibles of $0.7 million.

Interest income. Interest income decreased by $1.0 million from $1.5 million in fiscal 1998 to $0.5 million in fiscal 1999. Prior year interest income includes the receipt of previously unaccrued interest of $1.4 million due on a $4.8 million loan made by the Company to the settlement trust created in 1993 upon the Company's reorganization.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $4.7 million in fiscal 1998 to $14.0 million in fiscal 1999. The increase was caused primarily by an increase in interest related to debt incurred to finance the Recapitalization described in Note 1B to the consolidated financial statements included elsewhere herein.

Other, net. See Note 7 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the increase/(reduction) in operating income from the weakening/(strengthening) of the U.S. dollar versus the Belgian franc to be approximately $0.3 million and $(1.8) million for the three months ended October 31, 1998 and 1997, respectively. Other income for the third quarter of fiscal 1999 includes realized gains and losses which netted to approximately zero and unrealized losses from forward exchange contracts of approximately $2.0 million. In the third quarter of fiscal 1998, such transactions resulted in income of $0.6 million, including a loss of $1.1 million which was unrealized. The losses recorded for the three months ended October 31, 1998 results primarily from forward exchange contracts selling forward the Belgian franc which has increased against the U.S. dollar since the contracts were executed.

Other income for fiscal 1998 includes an adjustment for $5.0 million to reduce the accrual for certain tax contingencies established in conjunction with the June 30, 1993 Restructuring (see Note 1C of the consolidated financial statements included elsewhere herein). The adjustment was made upon the resolution of these contingencies. The resolution did not result in any cash payment or additional liability for taxes. The Company recorded other income of $3.8 million in the three months ended October 31, 1997 resulting from the adjustment of an accrual for potential environmental liability for which no claims were filed, which terminated by agreement with the purchasers of the real estate during the quarter. Other income for the three months ended October 31, 1997 also includes $4.8 million from the collection of a loan to a trust established for the benefit of the holders of certain classes of pre-bankruptcy claims against the Company.

Income tax benefit (expense). Income tax expense decreased from $12.5 million in fiscal 1998 to $1.7 million in fiscal 1999. The decrease in income tax expense is due primarily to lower consolidated pretax earnings in fiscal 1999. The difference between the expected income tax benefit computed by applying the U.S. statutory rate to pretax income (loss) and income tax expense recognized results primarily because of foreign income tax expense provided on foreign earnings and state and local income taxes.

Extraordinary loss. The extraordinary loss of the $6.6 million for the three months ended October 31, 1997 resulted from premiums of $8.6 million on the early retirement of $56.4 million principal amount of the Company's 11 1/8% Series B Senior Subordinated Notes bought in open market purchases, and the write-off of related deferred financing costs of $2.0 million, net of the tax effect of the transactions.

Earnings Before Interest and Taxes. The Company's EBIT [income (loss) before income taxes, minority interest and extraordinary item plus net interest expense] was $18.6 million and $39.7 million for the three months ended October 31, 1998 and 1997, respectively. The Company's adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and minority interest adjusted for certain items management believes should be excluded in order to reflect recurring operating performance) was $27.5 million and $36.1 million for the three months ended October 31, 1998 and 1997, respectively. Items excluded in the calculation of adjusted EBITDA include other income (expense) - net, except for certain recurring transactions including net realized gains from foreign currency forward delivery contracts, rental income and equity in loss of unconsolidated affiliate, (which are reflected in the first three line items in Note 7 to the consolidated financial statements included elsewhere herein). Other companies may calculate EBIT and EBITDA in a different manner than the Company. EBIT or EBITDA do not take into consideration substantial costs and cash flows of doing business such as interest expense, income taxes, extraordinary items, restructuring provisions, depreciation and amortization and should not be considered in isolation to or as a substitute for other measures of performance. EBIT and EBITDA are not accounting terms and are not used in generally accepted accounting principles.

Net income (loss). The Company had net income of $17.0 million in fiscal 1998 and $3.0 million in fiscal 1999. The decrease in the net income from the prior year of $14.0 million is caused by the effect of the decreases in operating income, interest and other income and the increase in interest expense, offset by the decrease in income tax expense and extraordinary loss.

Redeemable preferred stock dividends and accretion of preferred stock discount. In fiscal 1999, this item represents the accrual of cumulative dividends on the Senior Preferred Stock issued in connection with the Recapitalization on June 24, 1998 and the accretion of the discount over the twelve-year term of the Senior Preferred Stock.

Net income (loss) to common stockholders.  This amount represents net income
(loss) reduced for dividends payable and the accretion of discount on the Senior Preferred Stock and is the amount used to calculate net income (loss) per share.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED OCTOBER 31, 1998 ("FISCAL 1999" OR "CURRENT YEAR") COMPARED TO NINE MONTHS ENDED OCTOBER 31, 1997 ("FISCAL 1998" OR "PRIOR YEAR")

General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1999 and fiscal 1998 at average rates of approximately
36.96 and 35.47 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 4% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 1999 compared to fiscal 1998. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 1999, the Company had net losses from such instruments of $0.3 million ($1.8 million of which was unrealized); during fiscal 1998, the Company had net gains on such instruments of $5.8 million ($1.6 million of which was unrealized). The Company estimates the reduction in reported operating income because of translation from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $1.2 million and $4.2 million for the nine months ended October 31, 1998 and 1997, respectively.

Net Sales. Consolidated net sales decreased from $560.2 million in fiscal 1998 to $519.4 million in fiscal 1999, a decrease of $40.8 million. The decrease in fiscal 1999 sales was primarily caused by depressed U.S. Wholesale sales.

Sales from European operations increased from $201.9 million in fiscal 1998 to $224.9 million in fiscal 1999, an increase of $23.0 million. Expressed in the local European reporting currency (Belgian francs), fiscal 1999 sales increased by 16.0%, or the U.S. constant dollar equivalent of $32.4 million, from fiscal 1998; however, the increase was offset by a $9.4 million exchange rate difference. Sales of hardside product increased by approximately 13.1% from prior year while softside product sales increased by approximately 15.5%. Sales in almost all the European countries showed significant improvement from the prior year.

Sales from the Americas operations decreased from $328.8 million in fiscal 1998 to $267.1 million in fiscal 1999, a decrease of $61.7 million or 18.8%. U.S. wholesale sales for the period decreased by $81.2 million from the prior year, retail sales increased by $16.1 million, and sales in the other Americas operations increased by $3.4 million from the prior year.

U.S. Wholesale sales were adversely affected by a number of factors affecting the U.S. economy and luggage market in general, including weaker than anticipated demand, numerous discount luggage promotions, industry-wide excess inventory levels at retail, and to a lesser extent, economic conditions in Asia and Latin America. The impact of price increases and other pricing strategies instituted during fiscal 1998, and forecasting and production errors which occurred in fiscal 1998 also negatively affected sales during the early part of fiscal 1999. U.S. Wholesale sales in fiscal 1999 were also adversely affected by a computer conversion problem which virtually halted shipments in the United States during the first three weeks of July. Although shipping issues associated with the computer conversion problem have been resolved, and the Company is now shipping at normal levels, this problem slowed shipments in the United States during the first month of the Company's third quarter.

U.S. Retail sales continued to improve, increasing from $76.1 million in the prior year to $92.2 million in fiscal 1999, an increase of 21.2%. Comparable store sales increased by approximately $0.5 million or 0.8% from sales in the prior year.

Sales in fiscal 1999 from Asian operations, including India, of $15.9 million were approximately $1.1 million higher than prior year sales. Sales in the Pacific Rim operations decreased by approximately $2.1 million or 15.3% from the prior year due to the effect of the Asian economic difficulties. This decrease was offset by increased sales from the new manufacturing and distribution facility in India of approximately $3.2 million.

Revenues from U.S. licensing during fiscal 1999 declined $3.2 million compared to revenues in the prior year due to two large license sale transactions in the prior year which totaled $2.3 million, the continued decline in revenues from aging non-luggage McGregor brands and reduced revenues from the Japanese licensee due to Asian economic difficulties. The declines were offset by Samsonite and American Tourister label licensing revenues which increased $0.6 million compared to the prior year.

Gross profit. Consolidated gross profit for fiscal 1999 declined from fiscal 1998 by $28.2 million. Consolidated gross margin decreased by 2.0 margin points, from 42.5% in fiscal 1998 to 40.5% in fiscal 1999.

Gross profit margin from European operations declined 0.9 margin points, from 40.6% in fiscal 1998 to 39.7% in fiscal 1999. The decrease in gross profit margins is due to a higher sales mix of lower gross profit margin mass merchant sales and obsolescence reserves.

Gross profit margin for the Americas declined from 42.2% in fiscal 1998 to 38.6% in fiscal 1999. Profit margins decreased primarily because of the U.S. Wholesale business and is due to lower absorption of manufacturing overhead due to the decrease in sales, higher plant production variances as a percent of sales, discounting on slow moving and obsolete product lines, price reductions on certain product lines, and price markdowns given to customers for existing inventories.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $19.8 million from fiscal 1998 to fiscal 1999. As a percent of sales, SG&A was 37.5% in fiscal 1999 and 31.3% in fiscal 1998.

The increase in SG&A as a percent of sales is due primarily to $9.1 million in expenses associated with the Tender Offer in the second quarter of fiscal 1999, including expenses associated with adjustments to employee stock options, and higher SG&A as a percent of sales incurred within the Americas. SG&A for U.S. Wholesale was higher due primarily to higher warehouse, advertising, sales and warranty costs as a percent of sales during fiscal 1999 compared to fiscal 1998.

Amortization of intangible assets. Amortization of intangible assets decreased by $1.3 million in fiscal 1999 from fiscal 1998 primarily because the cost of intangibles was reduced in fiscal 1998 as a result of the sale of certain trademarks and certain intangibles which became fully amortized.

Provision for restructuring operations. The provision for restructuring operations in fiscal 1999 results primarily from the restructuring of the U.S. Wholesale operations and the restructuring of the Torhout, Belgium manufacturing operations. The U.S. Wholesale restructuring provision of $5.6 million is primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. The Torhout, Belgium restructuring provision of $2.6 million is primarily related to termination and severance costs for the elimination of approximately 111 positions. In fiscal 1998, certain excess restructuring reserves of $1.5 million were reversed.

Operating income (loss). Operating income decreased $56.4 million from $59.2 million in the prior year to $2.8 million in the current year. This decrease is a result of the decline in sales and resulting reduction of gross profit of $28.2 million, the increase in SG&A of $19.7 million, the increase in the restructuring provision of $9.8 million, net of the decrease in amortization of intangibles of $1.3 million.

Interest income. Interest income was approximately equal to the prior year income.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $15.8 million in fiscal 1998 to $26.4 million in fiscal 1999. The increase was caused primarily by an increase in interest expense related to debt incurred on June 24, 1998 to finance the Recapitalization described in Note 1B to the consolidated financial statements included elsewhere herein.

Other, net. See Note 7 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense). The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $1.2 million and $4.2 million for the nine months ended October 31, 1998 and 1997, respectively. Other income for the nine months ended October 31, 1998 includes losses from forward exchange contracts of $0.3 million, $1.8 million of which was unrealized. In fiscal 1998, such transactions resulted in income of $5.8 million, $1.6 million of which was unrealized. The net loss recorded for the nine months ended October 31, 1998 results primarily from forward exchange contracts selling forward the Belgian franc which has declined against the U.S. dollar since the contracts were executed. Income recorded through October 31, 1998, includes an unrealized loss of approximately $1.7 million primarily from several forward foreign exchange contracts entered into during the third quarter of fiscal 1999 to reduce economic exposure in fiscal year 2000 to fluctuations in currency exchange rates for the Belgian franc, which increased against the U.S. dollar subsequent to entering into the contracts; the ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

Other income for the nine months ended October 31, 1997 includes $2.1 million from favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. Other income for the nine months ended October 31, 1997 also includes $3.8 million from the adjustment of an accrual for potential environmental liability related to real estate used in previous operations, for which no claims were filed, which terminated by agreement with the purchasers of the real estate during the nine months ended October 31, 1997; and $1.5 million for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of the receivables for which such allowances were established. Other income for fiscal 1998 also includes an adjustment for $12,700,000 to reduce the accrual for certain tax contingencies established in conjunction with the Restructuring upon the resolution of these contingencies. The resolution did not result in any cash payment or additional liability for taxes. Additionally, other income for the nine months ended October 31, 1997 includes $4.8 million from the collection of a loan to a trust established for the benefit of the holders of certain classes of pre-bankruptcy claims against the Company. See Note 7 to the consolidated financial statements included elsewhere herein for further discussion of these items.

Income tax benefit (expense). Income tax expense decreased from $22.6 million in fiscal 1998 to $6.9 million in fiscal 1999. The decrease in tax expense is due primarily to the consolidated pretax loss in fiscal 1999 and the receipt of $0.8 million of state income tax refunds which related to taxes accrued and paid in prior years, offset by income tax expense related to the tax effect in the U.S. of a $30 million dividend received from Samsonite Europe in connection with the sale and transfer of certain Asian subsidiaries to Samsonite Europe. Deferred taxes for the distribution of these earnings to the U.S. had not been previously provided. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pretax income (loss) and income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the tax effect of the dividend from Samsonite Europe, and (iii) state and local income taxes.

Extraordinary loss. During the nine months ended October 31, 1998 the Company completed a tender offer for the Company's Series B Notes. The Company retired $52,269,000 principal amount of the Series B Notes and paid redemption premiums and other expenses of the tender offer totaling approximately $8,512,000. These costs along with $1,527,000 of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, for the nine months ended October 31, 1998. On June 24, 1998, the Company completed the Recapitalization. In connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects.

The extraordinary loss during the nine months ended October 31, 1997 resulted from redemption premium and the write-off of deferred financing costs related to the retirement of senior subordinated indebtedness and costs associated with refinancing the senior credit facility.

Earnings Before Interest and Taxes. The Company's EBIT [income (loss) before income taxes, minority interest and extraordinary item plus net interest expense] was $3.5 million and $89.2 million for the nine months ended October 31, 1998 and 1997, respectively. The Company's adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and minority interest adjusted for certain items management believes should be excluded in order to reflect recurring operating performance) was $41.2 million and $86.5 million for the nine months ended October 31, 1998 and 1997, respectively. Items excluded in the calculation of adjusted EBITDA include (i) other income (expense) - net, except for certain recurring transactions including net realized gains from foreign currency forward delivery contracts, rental income, equity in loss of unconsolidated affiliate, and pension expense related to merged plans (which are reflected in the first four line items in Note 7 to the consolidated financial statements included elsewhere herein), (ii) the provision for restructuring operations of $8.2 million in fiscal 1999, and (iii) expenses of $9.1 million in fiscal 1999 related to the Recapitalization including compensation expense recorded as a result of adjusting the terms of outstanding stock options for the Recapitalization. Other companies may calculate EBIT and EBITDA in a different manner than the Company. EBIT or EBITDA do not take into consideration substantial costs and cash flows of doing business such as interest expense, income taxes, extraordinary items, restructuring provisions, depreciation and amortization and should not be considered in isolation to or as a substitute for other measures of performance. EBIT and EBITDA are not accounting terms and are not used in generally accepted accounting principles.

Net income (loss). The Company had net income in fiscal 1998 of $36.1 million and a net loss in fiscal 1999 of $35.3 million. The decrease in the net income from the prior year of $71.4 million is caused by the effect of the decreases in operating and other income and the increase in interest expense, offset by the decrease in income taxes, and extraordinary loss.

Redeemable preferred stock dividends and accretion of preferred stock discount. In fiscal 1999, this item represents the accrual of cumulative dividends on the Senior Preferred Stock issued in connection with the Recapitalization and the accretion of the discount over the twelve-year term of the Senior Preferred Stock.

Net income (loss) to common stockholders.  This amount represents net income
(loss) reduced for dividends payable and the accretion of discount on the Senior Preferred Stock and is the amount used to calculate net income (loss) per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended October 31, 1998, cash used in operations as reflected on the Consolidated Statements of Cash Flows included elsewhere herein was $9.5 million, primarily as a result of the loss from operations for the first nine months of fiscal 1999, increases in trade and other receivables, inventories, and prepaid expenses and other current assets, net of increases in accounts payable and accrued liabilities, since January 31, 1998. At October 31, 1998, the Company had working capital of $216.6 million compared to $195.3 million at January 31, 1998, an increase of $21.3 million. Current assets increased by $41.5 million primarily due to increases in cash and cash equivalents of $27.2 million, trade and other receivables of $5.2 million, inventories of $18.8 million, and prepaid expenses and other current assets of $2.1 million, net of the decrease in deferred income tax assets of $0.5 million and the decrease in assets held for sale of $11.3 million. Inventories increased primarily because of sales forecasting issues which caused excess production and purchases of finished goods in the U.S. wholesale division and depressed U.S. wholesale sales
as discussed elsewhere herein.  Accounts receivable increased from January   31,
1998 because of seasonal fluctuations. Assets held for sale decreased as a result of the sale of the Company's Murfreesboro, Tennessee building which had previously been leased to third parties. Current liabilities increased from $147.2 million at January 31, 1998 to $167.4 million at October 31, 1998, an increase of $20.2 million, caused primarily by increases in short term debt of $4.9 million, accounts payable of $2.8 million from seasonal fluctuations and an increase in accrued liabilities of $14.2 million due to accrued costs related to the restructuring of the Company's U.S. and Torhout, Belgium manufacturing operations, and an increase in accrued interest on the debt incurred to finance the Recapitalization.

Long-term obligations increased from $172.2 million at January 31, 1998 to $480.6 million at October 31, 1998, an increase of $308.4 million as a result of debt incurred in connection with the Recapitalization discussed in Note 1B to the consolidated financial statements included elsewhere herein. At October 31, 1998, the Company had available borrowings on its Senior Credit Facility of approximately $82.6 million and $30.4 million in cash.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund operations for the first nine months of fiscal 1999, payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from operations and available borrowings under its credit facilities and new credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters beginning after June 15, 1999. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on the results of operations as a result of implementing this standard.

YEAR 2000
---------

The term "Year 2000 Problem" refers to the problems which result from computer programs being written using two digits rather than four to define the applicable year. Until recently, most computer applications were written using two digits rather that four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a major system failure or miscalculations. The potential impact of Year 2000 problems is not yet known; however, there is a worldwide concern that the Year 2000 problem could have a significant adverse effect on the global economy as a result of problems which might occur if systems are not corrected and the enormous estimated worldwide costs to remediate non-compliant Year 2000 systems.

The following is a description of the status of the Company's evaluation and remediation of its Year 2000 issues in its major operating divisions:

United States Operations. In the U.S., the Company has installed new financial, manufacturing, and distribution software in fiscal 1999 in response to general needs of the business as well as the Year 2000 problem. The Company believes such software is Year 2000 compliant.

The Year 2000 problem may also affect non-information systems which use imbedded chip technology used in hardware such as manufacturing machinery; telephone, fax and other communication systems; heating and air conditioning systems; security systems; and any other device used in the operational environment which uses microprocessors. In November 1998, the Company contracted with a third party consultant to evaluate such systems (as well as test the newly installed software) and expects the evaluation and remediation of identified issues to be completed by mid year 1999.

In the U.S., the Company derives approximately 60% of its wholesale luggage sales from orders derived through electronic interface with its customers. In addition, it uses electronic interface extensively in its cash management functions. The third party evaluation previously referred to will include an evaluation of such systems. Such evaluation will include obtaining questionnaires from its customers to determine the effect of their state of readiness on Company operations. The Company will also obtain questionnaires from its major vendors and suppliers to determine the possible effect of their Year 2000 problems on Company operations. As of October 31, 1998, the Company has not been made aware of any Year 2000 problem specific to its major customers, vendors or suppliers, municipalities, public utilities, or other service providers which could have a material effect on Company operations.

The Company has incurred costs to purchase and implement the new financial, manufacturing, and distribution software through October 31, 1998 of approximately $10 million. It expects to incur additional costs of approximately $3 million to fully implement such software, train personnel, and modify business processes.

In the U.S., the Company has not developed a likely worst case Year 2000 scenario or developed contingency plans to handle such a scenario. The Company will develop such contingency plans as it considers necessary as a result of the completion of the aforementioned evaluation of its non-information technology systems and known Year 2000 issues with customers, vendors and service suppliers.

Europe. The Company's European subsidiary ("Samsonite Europe) generally uses information technology systems which have been developed internally over many years which are not Year 2000 compliant. The Company began evaluating and remediating such systems using internal management information systems staff in calendar 1997 and plans to have the necessary modifications made and tested by mid year 1999.

In January 1998, Samsonite Europe formed a Year 2000 compliance task force to survey and remediate non-information systems using embedded chip technology and also to survey customers and suppliers which use electronic data interface for Year 2000 compliance. As of October 31, 1998, Samsonite Europe believes it has identified critical noncompliance issues with respect to embedded chip technology and has scheduled remediation through equipment upgrades or replacements by mid year 1999. It also expects its survey of customers and suppliers to be completed by that time.

Through October 31, 1998, Samsonite Europe has incurred incremental costs related to the Year 2000 issues of approximately $25,000 and estimates total costs will not exceed $100,000.

Samsonite Europe has not yet developed a likely worst case scenario or developed contingency plans to handle such a scenario. Samsonite Europe will develop such contingency plans as it considers necessary as a result of the completion of the evaluation of its non-information technology systems and customers, vendors and service providers.

Other International Operations. The Company's other operations throughout the world outside of Europe and the U.S. are generally using recently purchased and installed information software which the Company currently believes is Year 2000 compliant. The Company is currently verifying with each business unit throughout the world that its information technology systems are Year 2000 compliant.

The third party consultants used to evaluate non-information technology systems in the U.S. will also survey major systems throughout the Company's worldwide operations for Year 2000 issues to identify areas requiring remediation.

No assurance can be given that the Company can identify all Year 2000 issues which may affect Company operations, or that it can correct all such issues before a Year 2000 problem occurs. Additionally, no assurances can be given that the Company's customers, vendors or suppliers, municipalities, public utilities, or other service providers will not experience Year 2000 issues which may have a material adverse impact on the Company's operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable.

                             SAMSONITE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
         -----------------

On March 13, 1998, a complaint was filed in Colorado State District Court, County of Denver, against the Company, certain current and former directors of the Company, Apollo Investment Fund, L.P. and Apollo Advisors, L.P. The purported class action brought on behalf of an alleged class of purchasers of Samsonite common stock during the period from September 10, 1996 to December 1, 1997, alleges, among other things, that certain statements and earnings forecasts were misleading and/or misrepresented material facts and that the Company is also liable for certain allegedly misleading statements contained in various analysts' reports (the "Knudson Complaint"). In addition, on or about August 19, 1998, a complaint making substantially similar claims and seeking substantially similar relief as the above complaint was filed in Colorado State District Court by a different purported class of purchasers of Samsonite common stock during the same alleged class period (the "Krasner Complaint"). The Company believes that it has meritorious defenses to each of the complaints and intends to contest them vigorously. These class actions seek, among other things, unspecified compensatory and rescissory damages, as well as pre-judgment and post-judgment interest, attorney's fees, expert witness fees and other costs. The defendants have moved to dismiss both complaints. On or about October 30, 1998, the Court heard arguments on defendants' motions to dismiss the Knudson Complaint. In addition, on or about November 12, 1998, the Company and certain defendants moved to stay the state court proceedings pending a final determination in certain of the federal cases, which are described more fully below.

Between August 28, 1998 and November 12, 1998, twelve complaints were filed in United States District Court for the District of Colorado against the Company, certain officers and directors of the Company, and Apollo Advisors, L.P. and/or Apollo Investment Fund, L.P. Most of the purported class actions seek to maintain an action on behalf of a purported class consisting of purchasers of Samsonite common stock during the period from June 4, 1997 to August 11, 1998. One federal complaint seeks to maintain an action on behalf of a purported class consisting of purchasers of Samsonite common stock during the period from December 1, 1997 through August 11, 1998. Each complaint seeks unspecified damages and alleges, among other things, that the Company made materially false and misleading announcements concerning the financial condition of the Company and reported materially overstated revenues and net income throughout the class period. The Company believes that it has meritorious defenses to each of the complaints and intends to contest each of them vigorously. Certain of the plaintiffs have filed a motion to consolidate certain of the complaints and moved for the appointment of lead plaintiff and counsel. A hearing on these motions is scheduled for December 18, 1998.

On July 1, 1998, a complaint was filed in Delaware Court of Chancery against the Company and certain members of its Board of Directors. The purported class action brought on behalf of holders of Samsonite common stock who owned such stock during the pendency of the self tender offer, including the defendants, challenges the Tender Offer. The purported class action initially sought an order temporarily restraining consummation of the Tender Offer but that application was subsequently withdrawn. The Company believes that it has meritorious defenses to the complaint and intends to contest it vigorously. The complaint, which seeks compensatory and/or rescissory damages as well as other relief, alleges disclosure violations with respect to the Tender Offer and that the Tender Offer was coercive, the product of unfair dealing and violated the directors' duties. Defendants filed a motion for judgment on the pleadings and a motion to stay discovery. The plaintiff has filed a cross-motion for partial judgment on the pleadings, and a hearing was held on December 2, 1998. No decision has yet been rendered by the court.

The Company has determined that it is not possible at this time to predict the final outcome of the above legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any.

In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity. Refer to
Note 14 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 which describes other contingencies and commitments.

Item 2.  Changes in Securities
         ---------------------

None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's regular annual meeting of shareholders held on August 28, 1998, the Company's stockholders elected directors and approved two proposals.

Bernard Attal, Leon D. Black, Richard R. Nicolosi, and Luc Van Nevel were elected as directors. Voting on directors was as follows: Bernard Attal - 9,318,430 for, 134,130 against; Leon D. Black - 9,318,401 for, 134,159 against;
Richard R. Nicolosi - 9,302,090 for, 150,420 against; Luc Van Nevel - 9,320,245 for, 132,315 against.

A proposal to approve and ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company and its subsidiaries for fiscal 1999 was approved (9,331,182 for, 107,392 against, 13,986 abstentions).

A proposal to approve the Samsonite Corporation FY 1999 Stock Option and Incentive Stock Option and Incentive Award Plan was approved (4,910,046 for, 526,849, against, 30,207 abstentions, 3,985,457 broker non-vote).


Item 5.  Other Information
         -----------------

None.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     See Exhibit Index.
(b)     Reports on Form 8-K.
        Reports dated August 12, 1998; September 4, 1998; and October 22, 1998.
        Item 5.  Other Events

                                   SIGNATURE
                                   ---------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SAMSONITE CORPORATION
                            (REGISTRANT)



                            BY  /S/ Richard H. Wiley
                               -----------------------------------------------
                                Name: Richard H. Wiley
                                Title: Senior Vice President, Chief Financial
                                       Officer, Treasurer, and Secretary

Date:  December 14, 1998

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

   10.1  First Amendment to Second Amended and Restated Multicurrency Revolving Credit and
         Term Loan Agreement, dated as of October 1, 1998 between the Company, Samsonite
         Europe N.V. and various other lending institutions.

   27    Financial Data Schedule.

---------------------

/(1)/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
/(2)/ Incorporated by reference from the Registration Statement on Form S-4
     (Registration No. 33-95642).
/(3)/ Incorporated by reference from the Registration Statement on Form S-4
     (Registration Statement No. 333-61521).
/(4)/ Incorporated by reference from the Registration Statement on Form S-4
     (Registration Statement No. 333-61519).