Form 10-K405
period 1999-01-31
SAMSONITE CORP/FL
filed 1999-04-19
CIK 914478

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended January 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from     to

                        Commission file number 0-23214

                             SAMSONITE CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                              36-3511556
    (State or other jurisdiction of      (I.R.S. employer identification no.)
    incorporation or organization)



        11200 East 45th Avenue                          80239
           Denver, Colorado                           (Zip Code)
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (303) 373-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of April 6, 1999, the registrant had outstanding 10,508,457 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on April 15, 1999, as reported on the Nasdaq National Market was approximately $42.3 million. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I
Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  10
Item 3.   Legal Proceedings......................................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders....................................  10
PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  11
Item 6.   Selected Financial Data................................................................  12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  14
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................  27
Item 8.   Financial Statements and Supplementary Data............................................  28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  28
PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  29
Item 11.  Executive Compensation.................................................................  29
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  29
Item 13.  Certain Relationships and Related Transactions.........................................  29
PART IV
Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................  30
Signatures......................................................................................   31
Index to Consolidated Financial Statements and Schedule.........................................  F-1
Index to Exhibits...............................................................................  E-1

                                    PART I

ITEM 1. BUSINESS

General

  We are one of the world's largest manufacturers and distributors of luggage, marketing products under brands such as Samsonite(R), American Tourister(R) and Lark(R). With net sales of $697.4 million in fiscal 1999, we are a leader in the highly fragmented luggage market where the vast majority of our competitors have annual luggage sales that are less than 10% of ours. We offer a broad range of luggage and luggage-related products, including suitcases, garment bags, casual bags, business cases and other travel bags. We also license our trademarks for use on products such as travel accessories, personal leather goods, handbags and furniture.

  Our products are produced around the world at 14 Samsonite-operated manufacturing facilities or by third-party suppliers. We benefit from our large size which allows us volume-driven purchasing and manufacturing economies. We sell our products in more than 100 countries at approximately 27,000 retail locations, including department stores, specialty stores, catalog showrooms, mass merchants and warehouse clubs. In the United States, we also sell our products through 195 Samsonite-operated stores.

  Our leading position in the global luggage industry is due primarily to:

  Widely Recognized Brand Names. Samsonite and American Tourister are two of the most widely-recognized luggage brand names in the world. The Lark brand is also well established in the premium segment of the U.S. luggage market. We support our brands with brand advertising programs. We are the only luggage maker who regularly advertises on national television in the United States and Europe. For the last five fiscal years we have invested, on average, in excess of $50 million annually in national and co-op advertising programs and related promotional activities.

  Innovative, Durable Products. We design and develop innovative, consumer preferred luggage. Consumers know our products to be well made and durable. We are an industry leader in new luggage technologies as a result of our substantial product development efforts. We introduced or popularized many of today's most successful luggage products and features, including suitcases on wheels, suitcases with a built-in luggage cart and full featured structured garment bags.

  Global Manufacturing and Distribution. Our global production network consists of 14 Samsonite-operated manufacturing facilities and third party suppliers located in the Far East, Eastern Europe and the Dominican Republic. By operating our own facilities to produce hardside luggage and various softside products, we are able to control manufacturing quality and reduce production lead time and delivery costs. Our global sourcing network also enables us to opportunistically source products from countries with low production costs and favorable currency exchange rates. Our luggage distribution networks in the United States and in Europe are the largest and most technologically advanced in the industry.

  Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, and our telephone number is (303) 373-2000.

Recent Unsatisfactory Performance of the U.S. Wholesale Business

  Despite record sales and operating results achieved by our European and U.S. Retail businesses (which together accounted for approximately 62% of our consolidated net sales in fiscal 1999), our consolidated results for fiscal 1999 were depressed by the unsatisfactory performance of our U.S. Wholesale business. Beginning with the end of the third quarter of fiscal 1998, the performance of our U.S. Wholesale business has been adversely affected by a number of operating problems, as well as various industry-wide factors, including weaker than anticipated demand, numerous discount luggage promotions and excess inventories in the marketplace.

  Commencing at the beginning of fiscal 1999, we took aggressive actions to turn around our U.S. Wholesale business. These actions include:

  . Replacing the management responsible for U.S. Wholesale operations with experienced luggage industry veterans.

  . Reorganizing management along "channel management" lines that focus separately on each of our channels of distribution.

  . Improving customer relationships by substantially eliminating cross distribution channel selling and by modifying our strategy for Samsonite operated retail stores.

  . Revising our product offerings and pricing strategy to be more responsive to trade customer needs and to the competition.

  . Modifying our co-op advertising and sales promotion policies to be more cost effective.

  . Reducing production levels, particularly in our Denver hardside plant and Tucson/Nogales softside plants, to bring volume into line with expected sales.

  . Working with our trade customers and Samsonite operated stores to reduce our excess working capital.

  . Rightsizing the cost structure of our U.S. Wholesale operations and support functions, including restructuring our U.S. manufacturing operations.

  Although the foregoing actions did not have a meaningful impact on our financial results in fiscal 1999, by fiscal 1999 year-end, these measures had significantly reduced operating costs and negative plant production variances, balanced Samsonite branded inventories in the marketplace and greatly improved relationships with our trade customers. Despite these positive developments, the U.S. Wholesale business has continued to perform well below historical levels.

  In February 1999, we took further steps to restructure U.S. Wholesale sales and marketing by consolidating these functions in our Warren, Rhode Island offices and by promoting the executive responsible for the success of our U.S. Retail operation to the position of President, Samsonite USA, with responsibilities for all U.S. and Canadian operations. In February 1999, we also leased a newly constructed 322,000 square foot warehouse adjacent to our Denver headquarters, which should improve distribution service levels to our customers and permit us over time to close a significant number of the 13 other warehouses currently operated by the U.S. Wholesale business. In April 1999, we succeeded in negotiating the renewal of our labor agreement covering employees in our Denver plant to provide more flexible work rules which will further improve the efficiency of this operation. Finally, we are revising our prior marketing strategy, which we believe focused too heavily on the Samsonite brand to the detriment of our two other principal brands, American Tourister and Lark. As part of our refocused emphasis on channel management, we will be taking steps to "re-launch" our American Tourister and Lark brands with new competitively priced products in the first half of fiscal 2000.

  As a result of the on-going corrective measures described above, we believe that our U.S. Wholesale business will show significant improvement as fiscal 2000 progresses.

Our Strategy

  While our highest priority is to turn-around our U.S. Wholesale business, we will continue to implement and refine strategies used in our successful European, U.S. Retail and International businesses as described below.

  Expand Channels of Distribution and Product Offerings. We plan to increase our presence in channels of distribution where we believe we are under-represented by using targeted marketing and sales efforts tailored to each channel, and by exploiting our manufacturing and sourcing leverage. As part of this strategy, we plan to aggressively pursue opportunities to sell American Tourister and retailer labeled products to mass merchant retailers and in other high volume potential channels throughout the world. We also plan to introduce more casual bags and business cases in the U.S. in order to expand our sales in this growth category.

  Strengthen Marketing and Product Innovation. We plan to continue to expand our presence in the worldwide luggage market from both a trade and consumer standpoint. We believe that the company-wide organization of management along "channel management" lines will strengthen our marketing efforts by facilitating accurate forecasting, sound inventory management and rapid response to competitive pressures, on a channel-by-channel basis. As a result, we expect to introduce more consumer-preferred products, styles and features at price-to-value relationships appropriate to each channel, supported by more effective advertising, strengthened point-of-sales programs and better customer service.

  Continue Worldwide Expansion. We plan to continue expansion in countries where growing economies and reduced political and trade barriers provide opportunities for long-term growth. We currently have operations in a number of emerging foreign markets, including India, China, South America and the Pacific Rim.

  Improve Distribution Systems in the U.S. We plan to improve the ability of our U.S. Wholesale business to process and ship customer orders in a timely, cost effective manner, modeled after our integrated order processing, distribution and automated warehousing system in Europe. We believe that the European system has resulted in a number of benefits, including increased shipping capacity, lower distribution costs, lower customer inventory levels and fewer returns and customer disputes, and that it affords us a competitive advantage over other manufacturers and distributors of luggage in Europe. We have completed the installation of new distribution software in the U.S. and leased a newly constructed 322,000 square foot warehouse in Denver, which are the first steps in gradually moving towards our European distribution model.

The Luggage Market

  The worldwide luggage market encompasses a very wide range of products, values and price points. At the high end of the market are high quality, full featured products that have prestigious identities, higher prices and selective distribution. Beneath the luxury segment is a broad middle band in which products are differentiated by features, brand name and price. Within this band, unit sales are largest at mid and low prices. Product differentiation decreases and breadth of distribution increases at lower price levels. At the lower price levels in the market, unbranded products with few differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price. We have products designed to sell into all three segments of the luggage market.

Products

  We offer a broad range of products, including softside suitcases, hardside suitcases, casual bags, garment bags, business cases and laptop computer cases. Below are the approximate percentages of our fiscal 1999 revenues from sales of luggage and travel related products by product type:

        Softside suitcases.................................................  36%
        Hardside suitcases.................................................  32
        Casual bags .......................................................  12
        Garment bags.......................................................   5
        Business cases.....................................................   4
        Other products (primarily non-luggage).............................  11
                                                                            ---
                                                                            100%
                                                                            ===

  Below are our market positioning and targeted consumer for each of our principal luggage brands:

     Brand Name        Market Positioning         U.S. Target Consumer     Europe Target Consumer
     ----------     ------------------------   -------------------------- ------------------------
 Samsonite          Innovative, high           Business/frequent traveler Affluent traveler
                    quality, durable luggage
 American Tourister Quality luggage offering   Value conscious traveler   Value conscious traveler
                    value
 Lark               Premium luggage with       Affluent traveler          Not offered
                    luxurious styling

  In Europe, our Samsonite brand enjoys more of a premium image than in the U.S., and we offer products within the Samsonite line that compete with prestigious luxury brands.

  Softside Luggage. Approximately 70% of our softside luggage and other bags are made by numerous independent suppliers located worldwide. We produce the balance of our softside luggage in our own facilities located in several countries. We have introduced many innovative features in our softside products in response to consumer needs for better interior organization, ease of use, mobility and portability. Our softside products are sold under all of our major brands.

  We have introduced numerous softside products with proprietary features. These products include the Ultravalet(R) Garment Bag, with a unique wrinkle-free folding system, also available on wheels; the EZ Big Wheel(R) rolling system, which allows effortless passage over carpet and rough surfaces; and the EZ CART(R) system which has 4 wheels that support all the weight of the case and a push handle that provides optimum stability and mobility.

  Hardside Luggage. We manufacture all of our hardside luggage in our own factories. Hardside luggage is sold under the Samsonite brand globally. In the United States and Europe, hardside luggage is also sold under the American Tourister brand. Both in Europe and in the United States, hardside products are offered in several lines, each including a variety of sizes and styles to suit different consumer needs. In the United States, Samsonite-branded hardside products include the luxurious, leather trimmed Silhouette(R) DLX and the Silhouette(R) 700 Series in the upper range, Ultralite 3(TM) 550 Series in the upper-middle range and Epsilon(R) II 400 Series and Oyster(TM) 200 Series products in the middle and lower ranges.

  In Europe, popular Samsonite-branded hardside lines include the Classic 1000, System 4 Deluxe and System 4 Art lines, at the higher end of the market, the Epsilon, Spark and Oyster II lines in the upper-middle range and Oyster products at the lower end.

  We sell hardside suitcases that are easy to transport. These hardside suitcases include the patented Piggyback(R) product, that incorporates a luggage cart, an extendable handle and a strap allowing additional bags to be attached and transported. Hardside suitcases are also available with the EZ Cart(R) system.

  Other Luggage. We use our global manufacturing and product sourcing leverage to compete in the high-volume discount channels of retail luggage distribution by marketing luggage products under a number of secondary brands and retailer labels. These hardside and softside luggage products are generally lower priced than our Samsonite, American Tourister and Lark products and usually provide fewer features. Our secondary brands include Magnum(R) and Royal Traveler(R) in Europe, Tauro(R) in Spain, Azzura(R) and Bogey(R) in Italy and Legacy(R) in the U.S.

  Non-luggage Licensed Products. We license Samsonite brand names and apparel brand names owned by Samsonite including McGregor(R), Botany 500(R) and Bert Pulitzer(R) and others to third parties primarily for the sale of non-luggage travel related products, clothing and furniture. Licensees are selected for competency in their product categories, and usually sell parallel lines of products under their own or other brands. Currently, licensed products distributed by Samsonite or by third party licensees include apparel, furniture, travel accessories, photo and audio storage gear, personal leather goods, ladies handbags, umbrellas, binoculars, pet carriers, auto accessories, cellular phone cases, back-to-school bags and other children's products.

  New Product Design and Development. We devote significant resources to new product design and development. We use market research to identify consumers' luggage needs and style preferences and develop products that meet those needs and preferences. We employ full-time designers and development engineers and retain outside designers with whom we have long-term relationships to ensure a continuous flow of product ideas based on material developments and trends in consumer preferences and technologies. We strongly believe that our intensive product development and emphasis on innovation distinguish us from our competitors.

Distribution

  Our products are sold in more than 100 countries around the world at an estimated 27,000 retail outlets.

  North America. We sell our Samsonite brand products in North America primarily through department stores, luggage specialty stores and national retailers such as JCPenney and Sears. Discount channels such as mass merchants, warehouse clubs and factory outlets are becoming increasingly important in the distribution of our products in North America. We have a direct sales force of approximately 75 persons who serve approximately 10,000 stores in the United States.

  In addition, as of January 31, 1999, we operated 195 retail stores, largely in factory outlet centers, in the United States that distribute a line of Samsonite and American Tourister products specially designed for these stores, as well as excess, discontinued and obsolete products. Our company-operated stores allow us to efficiently balance inventories and test market new products and designs. The stores also sell a variety of travel related products.

  Europe. We distribute our Samsonite brand products in Europe through specialty luggage stores and department stores. Samsonite-branded products are generally not distributed through the discount retailers in Europe in order to preserve the premium image the Samsonite brand has in Europe. Our American Tourister brand has been introduced in Europe to help balance our retail distribution in each of the primary retail channels and is being used to establish a single pan-European brand name in the discount channel. We service an estimated 11,000 stores in Europe through a direct sales and product demonstration force of approximately 120 persons.

  To complement our business in European countries where we have a direct sales force, we also sell to other European markets through distributors and agents located in over 20 countries. These distributors and agents, as well as those mentioned under "International" below, handle various non-luggage products in addition to our products. Distribution agreements generally provide for mutual exclusivity, whereby distributors do not handle competitors' luggage products, and we do not deal with other distributors or agents in their territory.

  International. In markets outside the United States and Western Europe, we sell our products directly, through agents and distributors, and under license. Products sold in international markets are shipped from the United States, Western Europe or Asia depending upon product type, availability and exchange rate. In some instances, we have entered new markets through third party distributors and have acquired these third party distributors as markets have matured. We have a long-standing licensing arrangement to sell our products in Japan. We have joint ventures in Singapore, South Korea, India, Brazil and China, as well as wholly-owned distribution organizations in Hong Kong and Taiwan. We also have a joint venture operations in Argentina and Brazil to distribute Samsonite products in those countries as well as other major South American markets.

Advertising

  We commit substantial resources to brand advertising programs that promote the features, durability and quality of our luggage and travel products under the marketing theme "Samsonite Worldproof(R)." In connection with our efforts to re-launch a new line of American Tourister branded products in the second half of fiscal 2000, we are bringing back our very popular "gorilla" advertising theme. We are the only luggage maker who regularly advertises on national television in the United States and Europe. For the last five fiscal years we have invested, on average, in excess of $50 million annually in national and co-op advertising programs and related promotional activities.

Manufacturing and Sourcing Products

  Our global product sourcing network consists of 14 Samsonite operated manufacturing facilities and various third party suppliers located principally in the Far East, Eastern Europe and the Dominican Republic. By operating our own facilities to produce hardside luggage and more complex softside products, we are able to control manufacturing quality and reduce lead times and delivery costs. Our global sourcing network also enables us to source products from countries with lower production costs and favorable currency exchange rates. Samsonite operated manufacturing facilities are located in Belgium, France, Hungary, Italy, the Slovak Republic, Mexico, Spain, India, China and the United States.

  In fiscal 1999, approximately 30% of our revenues from softside luggage products were from products manufactured at our own facilities. We source the remainder of our softside luggage products primarily from third-party vendors in the Far East, Eastern Europe and the Dominican Republic. We believe that the significant volume of our softside luggage purchases enable us to obtain a reliable supply of high quality, low cost products and prompt order fulfillment. We are able to select different third party suppliers to take advantage of changes in manufacturing, payment terms and shipping costs. We do not rely on any single third party supplier, the loss of whom would be material to us.

  We manufacture virtually all of the hardside luggage products that we distribute. Our hardside production facilities are located in Denver, Colorado; Oudenaarde, Belgium; Nashik, India; Henin-Beaumont, France and Ningbo, China.

  We maintain a rigorous quality control program for goods manufactured at our own plants and at third party vendor facilities. Products are designed to assure durability and strength, and a prototype of each new product is put through a series of simulation and stress tests. In our manufacturing facilities and our Asian sourcing office, we use quality control inspectors, engineers and lab technicians to perform inspection and laboratory testing on raw materials, parts and finished goods.

Competition

  Competition in the worldwide luggage industry is very fragmented with the vast majority of our competitors having less than 10% of Samsonite's annual luggage sales. In the United States, we compete based on brand name, consumer advertising, product innovation, product quality, differentiation, customer service and price. Price is more important at the lower end of the luggage market where fewer differentiating features are offered. In Europe, we compete based on our premium image, brand name, product quality, access to established distribution channels and new product offerings. The manufacture of softside luggage is labor intensive but not capital intensive, so that the barriers to entry by competitors are relatively low. In addition to companies in the business of manufacturing and distributing luggage products, we compete for the business of various large retailers who have the ability to purchase private label softside luggage directly from manufacturers in low labor cost countries, primarily in Asia.

Customers

  Our customers include most major department stores that carry luggage, most specialty stores featuring luggage products and many other retailers (including catalog showrooms, mass merchants and discounters). We also sell directly to consumers through Samsonite-operated retail stores in the United States and Europe. We are not dependent on any single customer, and no single customer accounts for more than 5% of our consolidated revenues.

Trademarks and Patents

  Trademarks and patents are important to us. We are the registered owner of Samsonite, American Tourister, Lark and other trademarks. As of January 31, 1999, we had approximately 2,144 trademark registrations and approximately 250 trademark applications pending in the United States and abroad covering luggage, apparel products and retail services. We also own approximately 180 United States patents and approximately 511 patents (patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 250 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. Our patents cover features popularized in our EZ CART(R), Smart Pocket(TM), Easy Turn(R), Piggyback(R), Ultravalet(R) and Oyster(TM) luggage. We have also patented our CPX production technology for making luggage shells. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

Employees and Labor Relations

  At January 31, 1999, we had approximately 7,300 employees worldwide, with approximately 2,100 employees in the United States and approximately 5,200 employees in other countries. In the United States, approximately 500 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 1999. We employ approximately 2,100 workers in our 5 European manufacturing plants located in Belgium, France, Spain, Italy and Hungary. In Europe union membership varies from country to country and is not officially known to Samsonite; however, it is probable that most of our European workers are affiliated with a union. Most European union contracts have a one-year duration. We believe our employee relations are good.

Forward-Looking Statements

  Certain statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be indicated by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan" and "expect" and similar expressions. Variations on those or similar words, or the negatives of those words, also may indicate forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in customer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations, particularly in Europe and Asia; general levels of economic growth in emerging market countries such as India, China, Brazil, Argentina, and other Asian and South American countries; the loss of any significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and various other factors beyond the Company's control.

ITEM 2. PROPERTIES

  The following table sets forth certain information relating to our principal properties and facilities. All of our manufacturing plants, in our opinion, have been adequately maintained and are in good operating condition. We believe that our existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle our sales volumes for the foreseeable future. The Company's headquarters in Denver share the same location as a manufacturing facility.

                                                          Approximate Facility
                                               Owned or            Size
      Location                                  Leased    (thousands of sq. ft.)
      --------                               ------------ ---------------------
      Denver, CO............................ Owned/Leased         1,609
      Tucson, AZ............................ Owned/Leased            63
      Jacksonville, FL......................    Leased              510
      Warren, RI............................    Leased               94
      Stratford, Canada.....................    Owned               212
      Nogales, Mexico.......................    Leased              333
      Mexico City, Mexico................... Owned/Leased           182
      Oudenaarde, Belgium...................    Owned               649
      Ningbo, China.........................    Owned               100
      Nashik, India.........................    Owned               743
      Torhout, Belgium......................    Owned                79
      Henin-Beaumont, France................    Owned                98
      Szekszard, Hungary....................    Owned                81
      Tres Cantos, Spain....................    Owned                37
      Saltrio, Italy........................    Leased               74
      Singapore.............................    Leased               13
      Hong Kong.............................    Leased               29
      Seoul, South Korea....................    Leased               19
      Samorin, Slovak Republic..............    Owned                43
      Buenos Aires, Argentina...............    Leased               17
      Sao Paulo, Brazil.....................    Leased                1

  We also maintain numerous sales offices, retail outlets and distribution centers in the United States and abroad.

ITEM 3. LEGAL PROCEEDINGS

  Information regarding our legal proceedings is contained in Note 15 to our consolidated financial statements included elsewhere herein and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock, par value $.01 per share (the "Common Stock"), is presently traded on the Nasdaq National Market (the "NNM") under the symbol "SAMC". The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 1998 and 1999 and through April 15, 1999 (as reported on the NNM). The closing price of the Common Stock on the NNM on April 15, 1999 was $6 1/4 per share.

        Fiscal 1998                                           High      Low
        -----------                                           ----      ---
        Fiscal quarter ended:
          April 30, 1997..................................... 50 7/8    37 1/4
          July 31, 1997...................................... 51 1/4    40 3/4
          October 31, 1997................................... 53 1/8    35 7/8
          January 31, 1998................................... 46 3/4    25
        Fiscal 1999
        -----------
        Fiscal quarter ended:
          April 30, 1998..................................... 37 7/8    26 9/16
          July 31, 1998*..................................... 33 5/8     7 1/2
          October 31, 1998...................................  8 9/16    4 1/8
          January 31, 1999...................................  9 15/16   5
        Fiscal 2000
        -----------
          February 1, 1999 through April 15, 1999............  6 7/8     4 7/8

--------
* On June 24, 1998, we completed our Recapitalization as described on page 13.

  As of April 15, 1999, the number of holders of record of our Common Stock was 90.

  All holders of shares of our Common Stock share ratably in any dividends declared by our Board of Directors. Any payment of dividends are at the discretion of our Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends. The terms of our indebtedness and the certificate of designation for our 13 7/8% Senior Redeemable Exchangeable Preferred Stock (the "Senior Redeemable Preferred Stock") currently restrict us from paying dividends on our Common Stock.

  On June 18, 1998, Samsonite issued and sold an aggregate of 175,000 units (the "Units") consisting of 175,000 shares of its Senior Redeemable Preferred Stock and warrants to purchase 1,959,000 shares of Common Stock (the "Warrants") to CIBC Oppenheimer Corp. ("CIBC Oppenheimer"). The aggregate purchase price for the Units was $169.8 million. The sale of the Units to CIBC Oppenheimer was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). Following the sale to CIBC Oppenheimer, resales were permitted (i) to Qualified Institutional Buyers (as defined in Rule 144A under the Securities
Act) and (ii) outside the United States in compliance with Regulation S under the Securities Act.

  The Warrants entitle the holders thereof to purchase an aggregate of 1,959,000 shares of Common Stock at an exercise price of $13.02 per share of Common Stock. The Warrants are currently exercisable and, unless exercised, will automatically expire on June 15, 2010.

ITEM 6. SELECTED FINANCIAL DATA

  Our selected historical consolidated financial information presented below is derived from our audited consolidated financial statements.

  The selected historical consolidated financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere herein.

                                         YEAR ENDED JANUARY 31,
                             ----------------------------------------------
                               1995      1996     1997     1998      1999
                             ---------  -------  -------  -------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
 DATA
Net Sales..................  $ 635,452  675,209  741,138  736,875   697,421
Cost of Goods Sold.........    373,967  414,691  449,333  424,349   413,124
                             ---------  -------  -------  -------  --------
Gross Profit...............    261,485  260,518  291,805  312,526   284,297
Selling, General and Admin-
 istrative Expenses (a)....    197,716  203,701  233,761  234,257   263,892
Amortization of Intangible
 Assets (b)................     67,189   63,824   31,837    7,101     5,633
Provision for Restructuring
 Operations................        --     2,369   10,670    1,866     6,598
                             ---------  -------  -------  -------  --------
Operating Income (Loss)....     (3,420)  (9,376)  15,537   69,302     8,174
Interest Income............      2,909    4,709    1,419    2,574     2,453
Interest Expense and Amor-
 tization of Debt Issue
 Costs and Premium.........     37,875   39,974   35,670   19,918    39,954
Other Income (Expense)--
 Net.......................      2,729    3,967   18,821   28,294   (25,351)
Income Tax Expense.........     10,619    9,095   10,389   23,088    26,800
Minority Interest in Earn-
 ings of Subsidiaries......       (931)  (1,385)  (1,041)    (287)     (840)
                             ---------  -------  -------  -------  --------
Income (Loss) from Continu-
 ing Operations............    (47,207) (51,154) (11,323)  56,877   (82,318)
Income (Loss) from Opera-
 tions Discontinued and
 Sold, Cumulative Effect of
 Change in Accounting Prin-
 ciples and Extraordinary
 Items.....................    (64,372) (10,293)     --   (16,178)   (6,460)
                             ---------  -------  -------  -------  --------
Net Income (Loss)..........   (111,579) (61,447) (11,323)  40,699   (88,778)
Senior Redeemable Preferred
 Stock Dividends and Accre-
 tion of Senior Redeemable
 Preferred Stock Discount..        --       --       --       --    (15,632)
                             ---------  -------  -------  -------  --------
Net Income (Loss) to Common
 Stockholders..............  $(111,579) (61,447) (11,323)  40,699  (104,410)
                             =========  =======  =======  =======  ========
Income (Loss) per Common
 Share--Basic:
  Net Income (Loss) from
   Continuing Operations
   Before Extraordinary
   Item....................  $   (3.05)   (3.24)    (.71)    2.81     (6.79)
  Net Income (Loss)........  $   (7.22)   (3.89)    (.71)    2.01     (7.24)
Income (Loss) per Common
 Share--Assuming Dilution:
  Net Income (Loss) from
   Continuing Operations
   Before Extraordinary
   Item....................  $   (3.05)   (3.24)    (.71)    2.70     (6.79)
  Net Income (Loss)........  $   (7.22)   (3.89)    (.71)    1.93     (7.24)
BALANCE SHEET DATA (AS OF
 END OF PERIOD)
Property, Plant and Equip-
 ment, Net.................  $ 137,686  140,912  143,959  142,351   149,641
Total Assets...............  $ 866,000  607,443  592,658  610,049   621,435
Long-Term Obligations (In-
 cluding Current
 Installments).............  $ 417,175  310,959  290,617  179,223   503,096
Senior Redeemable Preferred
 Stock.....................        --       --       --       --    178,329
Stockholders' Equity (Defi-
 cit)......................  $ 148,472   25,116   24,998  208,886  (295,446)

                                                       See footnotes on page 14

Recapitalization

  On June 24, 1998, the Company completed a recapitalization (the "Recapitalization"). The Recapitalization involved the following: (1) the sale of 175,000 Units consisting of 175,000 shares of Senior Redeemable Preferred Stock with a stated amount of $175 million, and warrants to purchase 1,959,000 shares of Common Stock at an exercise price of $13.02 per share; (2) the sale of $350 million aggregate principal amount of the Company's 10 3/4% senior subordinated notes due 2008; (3) the repurchase pursuant to a tender offer of
10.5 million shares of Common Stock at a purchase price of $40 per share (or $420 million in the aggregate); (4) the refinancing of certain indebtedness existing at that time; and (5) entering into the Company's current bank credit facility.

Impact of Fair Value Adjustments Attributable to the Reorganization of Astrum, Restructurings and Certain Other Expenses

  Included in the Company's statements of operations are amortization and depreciation related to adjustments of assets and liabilities to fair value in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") in June 1993 in conjunction with the reorganization (the "Reorganization"), of Astrum International Corp. ("Astrum"). Prior to July 14, 1995, the Company was a subsidiary of Astrum. On July 14, 1995, Astrum merged with Samsonite Corporation and changed its name to Samsonite Corporation. The most significant adjustment related to reorganization value in excess of identifiable assets which was amortized over the three-year period ended June 1996. The Company also recorded fresh start adjustments to reflect tradenames, licenses, patents, and other intangibles at their fair values, which are being amortized over periods ranging from one to forty years. Property and equipment adjusted to fair values in connection with the adoption of SOP 90-7 are being depreciated over their respective useful lives, primarily ranging from two to six years. In addition, the Company's statements of operations include provisions for restructuring operations in fiscal years 1997 through 1999, certain other expenses associated with the fiscal 1997 restructuring and management team changes, and expenses in fiscal 1999 related to the Recapitalization.

  Due to the significance of these items, management believes that it is useful to isolate their impact on Operating Income as shown below. This information does not represent and should not be considered an alternative to Operating Income, any other measure of performance as determined by generally accepted accounting principles or as an indicator of operating performance. The information presented may not be comparable to similar presentations reported by other companies.

                                                            Year Ended January
                                                                    31,
                                                           ---------------------
                                                            1997    1998   1999
                                                           ------- ------ ------
                                                           (In thousands, except
                                                            per share amounts)
Impact on Operating Income
Operating Income.........................................  $15,537 69,302  8,174
Fresh Start Amortization and Depreciation (b)............   34,484  8,738  5,608
Provision for Restructuring Operations...................   10,670  1,866  6,598
Certain Other Expenses Associated with Restructuring
 Operations, Management Changes and the Recapitalization
 (a)                                                         5,400    --   9,083
                                                           ------- ------ ------
Operating Income Before Fresh Start Amortization and
 Depreciation, Provision for Restructuring Operations and
 Certain Other Expenses Associated with Restructuring
 Operations, Management Changes and the
 Recapitalization........................................  $66,091 79,906 29,463
                                                           ======= ====== ======

                                                       See footnotes on Page 14

--------
(a) Selling, General and Administrative Expenses include $9.1 million of expenses during the year ended January 31, 1999 for (i) legal, printing, and other expenses associated with the Recapitalization ($4.8 million); and (ii) compensation expense recorded for adjustments and modifications made to outstanding employee stock options as a result of the Recapitalization ($4.3 million). Selling, General and Administrative Expenses include $5.4 million of expenses during the year ended January 31, 1997, for consulting fees to establish the restructuring plan ($0.8 million), for the cessation of the former chief executive officer's employment and the change in management ($4.1 million), and for expenses in excess of the original provision in fiscal 1996 for the consolidation of American Tourister manufacturing facilities ($0.5 million).
(b) The Company adjusted its assets and liabilities to their fresh start values pursuant to SOP 90-7 and created a new entity for financial reporting purposes. Since June 30, 1993, the Company's statements of operations include amortization and depreciation related to these fresh start adjustments. The most significant fresh start adjustment relates to recording Reorganization Value in Excess of Identifiable Assets, which was amortized over a three-year period ending in June 1996. In addition, fresh start amortization includes amortization of fresh start adjustments to reflect the fair value of trademarks, licenses, patents and other intangibles, which are being amortized over periods from one to forty years. Fresh start amortization and depreciation also includes depreciation of fresh start adjustments to reflect the fair value of property and equipment, depreciated over their estimated useful lives ranging primarily from two to six years.

  Fresh Start Amortization and Depreciation consists of the following:

                                                             YEAR ENDED JANUARY
                                                                     31,
                                                             -------------------
                                                              1997   1998  1999
                                                             ------- ----- -----
                                                               (IN THOUSANDS)
FRESH START AMORTIZATION:
Amortization of Reorganization Value in Excess of Identifi-
 able Assets...............................................  $22,947   --    --
Amortization of Licenses, Patents and Other................    4,897 3,158 1,540
Amortization of Trademarks.................................    3,079 3,026 2,865
                                                             ------- ----- -----
  Total Fresh Start Amortization Included in Amortization
   of Intangibles .........................................   30,923 6,184 4,405
                                                             ------- ----- -----
FRESH START DEPRECIATION--PROPERTY AND EQUIPMENT:
Included in Cost of Goods Sold.............................    2,914 2,093   982
Included in Selling, General and Administrative Expenses...      647   461   221
                                                             ------- ----- -----
  Total Fresh Start Depreciation                               3,561 2,554 1,203
                                                             ------- ----- -----
  Total Fresh Start Amortization and Depreciation            $34,484 8,738 5,608
                                                             ======= ===== =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto commencing on page F-1. The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 1999" refers to the 12 months ended January 31, 1999. The Company's continuing operations consist of a single business segment, the manufacture and sale of luggage and luggage related products.

Results of Operations

  The Company analyzes its net sales and operations by the following categories: (1) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (2) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Canada and Latin America; (3) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan; and (4) licensing operations and corporate overhead. Divisions previously included in the "International" category have been reclassified to conform with the current year presentation described above.

Fiscal 1999 Compared to Fiscal 1998

  General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1999 and fiscal 1998 at average rates of approximately 36.32 and 35.67 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 1.8% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1999 compared to fiscal 1998. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure on translated earnings from foreign operations and/or royalty agreements to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)--Net. During fiscal 1999, the Company had net gains from such instruments of $0.2 million including an unrealized loss of $1.2 million; during fiscal 1998, the Company had net gains on such instruments of $6.5 million. The Company estimates the reduction in operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $0.5 million and $5.6 million in fiscal 1999 and 1998, respectively.

  Net Sales. Consolidated net sales decreased from $736.9 million in fiscal 1998 to $697.4 million in fiscal 1999, a decrease of $39.5 million. Fiscal 1999 sales were adversely affected by the decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 1998. Without the effect of the exchange rate difference, fiscal 1999 sales would have decreased by $33.9 million or approximately 4.6%.

  On a U.S. dollar basis, sales from European operations increased from $277.2 million in fiscal 1998 to $305.0 million in fiscal 1999, an increase of $27.8 million. Expressed in the local European reporting currency (Belgian francs), fiscal 1998 sales increased by 12.1%, or the U.S. constant dollar equivalent of $33.4 million, from fiscal 1998; however, the local currency increase was partially offset by a $5.6 million exchange rate difference. Sales of hardside products were 7.8% above the prior year due to the successful introduction of new product lines, growth in sales of American Tourister products, and higher business case sales. Sales of softside products were 12.8% above the prior year because of strong sales of new products, excellent growth in sales of business cases and growth of lower priced luggage products. Sales in most European countries showed significant improvement over the prior year. New product lines which contributed to sales growth in fiscal 1999 include Spark, Base Hits, and Accent softside products and Oyster II hardside.

  Sales from the Americas operations decreased from $419.3 million in fiscal 1998 to $353.8 million in fiscal 1999, a decrease of $65.5 million or 15.6%. The decrease was largely due to a decline in U.S. Wholesale sales of $90.1 million, offset by an increase in U.S. retail sales of $19.7 million from the prior year and an increase in sales from other Americas of $4.9 million.

  . U.S. Wholesale revenues of $179.6 million were less than the prior year of $269.7 million by $90.1 million, or 33.4%. U.S. Wholesale sales decreased due to a number of factors affecting the U.S. luggage industry in general, including numerous discount luggage promotions, industry-wide excess inventory levels at retail, a poor Christmas selling season for luggage, and to a lesser extent, economic conditions in Asia and Latin America affecting tourism to the U.S. An additional factor in declining sales is increased competition from luggage companies which are offering products which are similar to the Company's products in terms of style, features and durability of construction. U.S. Wholesale sales were also negatively impacted by a computer conversion problem which virtually halted shipments to customers during the first 20 days of July 1998 and slowed shipments through the remainder of July 1998 and part of August 1998. Conversion of the U.S. distribution system was the last phase of the project to upgrade computer systems in the U.S., which included the installation of the new financial, manufacturing and distribution software. The computer conversion problems were largely resolved during the third quarter of the fiscal year such that shipping and invoicing functions were restored.

     The Company expects U.S. Wholesale sales to continue to be depressed through fiscal 2000 because of the continuation of market factors which affected U.S. Wholesale sales in fiscal 1998 and 1999. The Company is executing various strategies to improve its sales and marketing functions, cost structure and product competitiveness in the U.S. Wholesale market in response to current competitive conditions.

  . U.S. retail sales increased from $108.9 million in the prior year to $128.6 million in the current year due to the effect of a full year of operations for the net increase of 40 stores during fiscal 1998 and a net increase of six stores opened during fiscal 1999. Comparable store sales decreased by $0.3 million or less than 1% from fiscal 1998.

  . Sales from other Americas operations, including Mexico, Canada, Brazil, Argentina and Uruguay, were increased from the prior year by $4.9 million, from $40.7 million in fiscal 1998 to $45.6 million in fiscal 1999. The increase in sales from other Americas operations is due to new joint venture operations in Argentina and Uruguay beginning in fiscal 1999, a full year of sales for joint venture operations established in fiscal 1998 in Brazil, and increases in Canada's sales.

  Sales from Asian operations increased from $21.9 million in fiscal 1998 to $22.9 million in fiscal 1999, an increase of $1.0 million, primarily due to a full year of operations in India, Hong Kong and Korea which were established in fiscal 1998, offset by declines in revenues from other Asian countries due to poor economic conditions in Asia and the effect of weakened Asian currencies on sales translated to U.S. dollars.

  Revenues from U.S. licensing declined $2.8 million compared to revenues in the prior year due to two large license sale transactions in the prior year which totaled $2.2 million and the continued decline in revenues from aging non-luggage McGregor brands. Samsonite and American Tourister label licensing revenues increased compared to prior year by $0.8 million because of increased marketing efforts to license the Samsonite brand.

  Gross Profit. Consolidated gross profit for fiscal 1999 decreased from fiscal 1998 by $28.2 million. Gross margin decreased by 1.6 percentage points, from 42.4% in fiscal 1998 to 40.8% in fiscal 1999. Because of the Company's excess inventory position described elsewhere herein, the Company may experience lower than normal gross profit margins on the sale of excess inventory.

  Gross margins from European operations increased by 0.3 percentage points, from 39.9% in fiscal 1998 to 40.2% in fiscal 1999. The improvement is due to stronger sales of higher margin products.

  Gross margins for the Americas operations decreased 4.1 percentage points from 42.7% in fiscal 1998 to 38.6% in fiscal 1999. This was caused primarily by the decrease in U.S. Wholesale margins from 43.1% to 30.5%, because of lower sales volume, increased sales allowances, increased sales of discontinued and obsolete goods, and higher in-bound freight costs offset by lower plant production variances, period manufacturing and global sourcing costs. Gross margins for U.S. Retail improved from 48.9% in the prior year to 52.1% in the current year due primarily to the change in product mix sold during fiscal 1999.

  Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $29.6 million from fiscal 1998 to fiscal 1999. As a percent of sales, SG&A was 37.8% in fiscal 1999 and 31.8% in fiscal 1998.

  SG&A for European operations increased by $5.9 million from fiscal 1998 to fiscal 1999. The exchange rate difference caused SG&A to decrease by $1.4 million. The remaining increase of $7.3 million was primarily to support increased sales levels in fiscal 1999. As a percent of sales, Europe's SG&A was 25.2% in 1999 compared to 25.6% in 1998.

  SG&A for the Americas operations, including worldwide corporate headquarters, increased by $22.2 million in fiscal 1999 compared to fiscal 1998. SG&A related to U.S. Wholesale operations decreased by $2.7 million, from $85.2 million in fiscal 1998 to $82.5 million in fiscal 1999. As a percent of sales, U.S. Wholesale SG&A was 45.9% in the current year compared to 31.6% in the prior year primarily due to higher expenses incurred for warehousing, national advertising and warranty in 1999 and lower sales volume in fiscal 1999. SG&A related to U.S. retail operations increased by $11.3 million because of an increase in the number of stores open and increased sales volume. As a percent of sales, retail SG&A increased from 42.6% in fiscal 1998 to 44.8% in fiscal 1999. SG&A for other Americas operations increased by $2.4 million primarily because of new joint venture operations in Argentina and Uruguay beginning in fiscal 1999 and a full year of operations since the formation of the Brazilian joint venture in 1998. Corporate SG&A increased by $11.2 million from the prior year due primarily to $9.1 million in expenses associated with the Recapitalization including expenses associated with adjustments to employee stock options, increases in legal costs, and expenses associated with assessment and implementation of Year 2000 readiness strategies.

  SG&A for Asian operations, including India, increased by $1.5 million from fiscal 1998 due to a full year of operations for new joint venture subsidiaries in Hong Kong and Korea and a full year of operations for India.

  Amortization of Intangible Assets. Amortization of intangible assets decreased from $7.1 million in fiscal 1998 to $5.6 million in fiscal 1999 due primarily to Samsonite licenses which became fully amortized in fiscal 1998 and McGregor licenses which became fully amortized in fiscal 1999.

  Provision for Restructuring Operations. The provision for restructuring operations in fiscal 1999 results primarily from the restructuring of the U.S. Wholesale and Torhout, Belgium manufacturing operations. The U.S. Wholesale restructuring provision of $5.6 million recorded in the second quarter of fiscal 1999 is primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. The Torhout, Belgium restructuring provision of $2.6 million is primarily related to termination and severance costs for the elimination of approximately 111 positions. The fiscal 1999 provisions are comprised of estimated cash expenditures of $6.0 million and estimated non-cash charges of $2.2 million. During the fourth quarter of fiscal 1999, certain excess restructuring reserves of $1.6 million were reversed, including $0.5 million related to the fiscal 1997 reserve, and $1.1 million related to the fiscal 1999 U.S. Wholesale restructuring reserve. In fiscal 1998, the Company recorded a $3.6 million restructuring provision and reduced the restructuring provision by $1.7 million for excess accruals related to the fiscal 1997 restructuring. The fiscal 1998 provision consists primarily of costs associated with involuntary employee terminations and is comprised of estimated cash expenditures of $3.3 million and estimated non-cash charges of $0.3 million. The reversals of excess reserves in fiscal 1999 and 1998 was necessary because certain expenses contemplated in the restructurings did not materialize.

  Operating Income. Operating income decreased from $69.3 million in fiscal 1998 to $8.2 million in fiscal 1999. This is a result of decreased gross profit of $28.2 million, increased SG&A of $29.6 million and an increased restructuring provision of $4.8 million, net of a decrease in amortization of intangibles of $1.5 million.

  Interest Income. Interest income decreased from the prior year by $0.1 million. Interest income in fiscal 1999 includes interest received from the temporary investment of funds from proceeds of the financing component of the Recapitalization until the Recapitalization was completed, interest income received on a refund of state income taxes, and interest income from temporary investments. Interest income in fiscal 1998 includes nonrecurring interest income of $1.4 million received upon recovery of a loan to the settlement trust created as a result of the Reorganization in 1993.

  Interest Expense and Amortization of Debt Issue Costs and Premium. Interest expense and amortization of debt issue costs increased from $19.9 million in fiscal 1998 to $40.0 million in fiscal 1999. The increase was caused primarily by an increase in interest expense related to debt incurred on June 24, 1998 to finance the Recapitalization.

  Other Income (Expense)--Net. See Note 16 to the consolidated financial statements included elsewhere herein for a comparative analysis of Other Income (Expense)--Net. The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $0.5 million and $5.6 million for fiscal 1999 and 1998, respectively. Other Income (Expense)--Net for fiscal 1999 includes gains from forward exchange contracts of $0.2 million, including a $1.2 million loss which was unrealized. In fiscal 1998, such transactions resulted in gains of $6.5 million.

  Other Income (Expense)--Net also includes $23.2 million expense in fiscal 1999 and $24.9 million income in fiscal 1998 for favorable adjustments to accruals and allowances related to previous operations and to an accrual for taxes recorded in connection with the Reorganization and accrued costs related to shareholder litigation (see Note 15 to the consolidated financial statements included elsewhere herein). Other expense of $1.8 million was recorded in fiscal 1999 compared to $0.5 million in fiscal 1998 for equity in loss of affiliates related to Samsonite's investment in the China joint venture. Gain (loss) on disposition of assets held for sale and fixed assets, net improved from a loss of $0.4 million in fiscal 1998 compared to a gain of $3.2 million in fiscal 1999 due primarily to a gain on the sale of the Company's Murfreesboro, Tennessee building in fiscal 1999 which had been previously leased to third parties.

  Income Taxes. Income tax expense increased from $23.1 million in fiscal 1998 to $26.8 million in fiscal 1999. The increase in tax expense is due primarily to the net effect of deferred tax assets which were fully reserved through valuation allowances during 1999 and the reduction in income tax expense for previously accrued taxes which were reversed in 1999, tax expense related to the tax effect in the U.S. of $45 million of deemed dividends received from Samsonite Europe in connection with the sale and transfer of certain Asian subsidiaries to Samsonite Europe, and taxes on foreign income; offset by a reduction in income tax expense due to the consolidated pretax loss in 1999. The valuation allowances were provided for deferred tax assets based on an assessment of the likelihood of their realization in view of (i) the current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the increased level of ongoing interest expense as a result of the Recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets,
(iii) certain nontaxable liability adjustments, and (iv) state and local income taxes. See Note 12 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

  Extraordinary Loss. During fiscal 1999 the Company completed a tender offer for the Company's 11 1/8% Series B Senior Subordinated Notes ("the Series B Notes"). The Company retired $52.3 million principal amount of the Series B Notes and paid redemption premiums and other related expenses totaling approximately $8.5 million. These costs along with $1.5 million of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, during fiscal 1999. On June 24, 1998, the Company completed the Recapitalization. In connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $0.4 million were charged to expense and classified as an extraordinary item, net of tax effects. The extraordinary loss of $16.2 million for fiscal 1998 resulted from (i) the payment of $17.3 million of redemption and market premiums and the write-off of deferred financing costs of $4.6 million related to the early retirement of $137.2 million principal amount of the Series B Notes, (ii) the payment of $0.3 million of early retirement fees and the write-off of $3.9 million of deferred financing costs related to refinancing of the previous senior credit facility, and (iii) the tax benefit from the aforementioned transactions of $9.9 million. See Note 9 to the consolidated financial statements included elsewhere herein.

  Net Income (Loss). The Company had net income in fiscal 1998 of $40.7 million and a net loss in fiscal 1999 of $88.8 million. The decrease in the net income from the prior year of $129.5 million is caused by the effect of the decreases in operating income and other income (expense)--net and the increase in interest expense and income tax expense, offset by the decrease in extraordinary loss.

  Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount. In fiscal 1999, this item represents the accrual of cumulative dividends on Senior Redeemable Senior Preferred Stock issued in connection with the Recapitalization and accretion of the discount over the twelve-year term of the Senior Redeemable Senior Preferred Stock.

  Net Income (Loss) to Common Stockholders. This amount represents Net Income
(Loss) reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate Income
(Loss) per Common Share.

Fiscal 1998 Compared to Fiscal 1997

  General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1998 and fiscal 1997 at average rates of approximately 35.67 and 30.93 Belgian francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 13% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1998 compared to fiscal 1997. The most significant effects from the difference in exchange rates from fiscal 1997 to fiscal 1998 are noted in the following analysis and referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)--Net. During fiscal 1998, the Company had net realized gains from such instruments of $6.5 million; during fiscal 1997, the Company had net realized gains on such instruments of $2.8 million. The Company estimates the reduction in operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $5.6 million and $2.9 million in fiscal 1998 and 1997, respectively.

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

  Sales from the Americas operations increased from $414.2 million in fiscal 1997 to $419.3 million in fiscal 1998, an increase of $5.1 million or 1.2%. The increase was largely due to an increase in U.S. retail sales of $30.4 million or 39% from the prior year. Comparable store sales increased by 15.6% from fiscal 1997 and the number of stores open increased from 149 at January 31, 1997 to 189 at January 31, 1998. The Company has rapidly expanded the number of retail locations during the past two fiscal years which, along with the increase in comparable store sales growth, contributed to the 39% growth in fiscal 1998 sales over fiscal 1997 sales. The Company does not expect to continue the rate of growth in retail store openings in fiscal 1999 and therefore will not sustain the level of retail sales growth achieved in fiscal 1998. U.S. Wholesale revenues of $269.7 million were less than the prior year by $22.6 million, or 7.7%. U.S. Wholesale sales decreased due to market disruptions caused by the adverse impact of higher pricing strategies, various forms of cross distribution-channel selling, dealer bankruptcies, and product availability problems associated with forecasting and production issues. Sales from other Americas operations, including Mexico, Canada and Latin America, were less than the prior year by an aggregate of $2.7 million, or 6.2%. The decrease in the other Americas countries was caused primarily by a decline in Canadian sales caused by issues related to product standardization requirements which were modified subsequent to January 31, 1998.

  Sales from Asian operations, including India, decreased from $26.2 million in fiscal 1997 to $21.9 million in fiscal 1998, a decrease of $4.3 million. Sales previously classified as export sales from the U.S. were moved to distributors established in Singapore, Hong Kong and South Korea in fiscal 1998. Transition issues resulting from the formation of the joint ventures and the economic problems in Asia resulted in decreased sales attributed to this region. Sales in India were $2.7 million for fiscal 1998. Samsonite products were introduced to the Indian market through the new Indian manufacturing and distribution joint venture which completed construction and began operations in April 1997.

  Revenues from licensing decreased by $1.4 million from fiscal 1997 to fiscal 1998 primarily because of lower revenues from non-luggage licenses for aging brand names held by McGregor.

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

  Gross margins for the Americas operations increased 5.0 percentage points from 37.7% in fiscal 1997 to 42.7% in fiscal 1998. U.S. wholesale margins increased from 35.0% to 43.1%, primarily as a result of price increases on product sales to both trade customers and the Company's retail division and product cost improvements from global sourcing and product design improvements. The increase in gross margins was achieved despite negative production variances incurred during the last half of fiscal 1998 of approximately $4.1 million. Margins in the Americas also benefited from a higher mix of retail versus wholesale sales compared to the prior year.

  Selling, General and Administrative Expenses. Consolidated SG&A increased by $0.5 million from fiscal 1997 to fiscal 1998. As a percent of sales, SG&A was 31.8% in fiscal 1998 and 31.5% in fiscal 1997.

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

  SG&A for the Americas operations, including worldwide corporate headquarters, increased by $4.8 million in fiscal 1998 compared to fiscal 1997. SG&A related to U.S. Wholesale operations was $0.1 million higher in fiscal 1998 compared to fiscal 1997. In fiscal 1998, U.S. Wholesale price increases and the relatively high rate of new product introductions were supported by increased co-op advertising allowances and other sales promotion credits given to customers, particularly during the second half of fiscal 1998. SG&A related to U.S. retail operations increased by $10.4 million because of an increase in the number of stores open and increased sales volume. As a percent of sales, retail SG&A decreased from 45.9% of sales in fiscal 1997 to 42.6% of sales in fiscal 1998. SG&A for other Americas operations increased by $1.5 million primarily because of a new Brazilian joint venture. Corporate SG&A decreased by $7.2 million from the prior year due primarily to expenses incurred in the prior year related to a restructuring and changing organization structure in fiscal 1997.

  SG&A for Asian operations, including India, increased by $1.4 million from fiscal 1997 due to the addition of new joint venture subsidiaries in the Far East and startup of operations in India, net of various cost savings from the reorganization of export operations from the U.S. to Europe and the Far East.

  SG&A related to non-luggage licensing of McGregor brands was consistent with the prior year, declining by $0.1 million.

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

  Provision for Restructuring Operations. Over the past three fiscal years the Company has recorded a series of restructuring provisions to accrue the costs of consolidating and reorganizing various operations and realigning its management and workforce structure. Net restructuring provisions decreased from $10.7 million in fiscal 1997 to $1.9 million in fiscal 1998. In fiscal 1998, the Company recorded a $3.6 million restructuring provision and reduced the restructuring provision by $1.7 million for excess accruals related to the fiscal 1997 restructuring. The fiscal 1998 restructuring includes the elimination of approximately 180 positions in the Mexico City manufacturing plant and 20 management positions in the U.S. and is expected to be completed by July 31, 1998. The provision consists primarily of costs associated with involuntary employee terminations and is comprised of estimated cash expenditures of $3.3 million and estimated non-cash charges of $0.3 million. The fiscal 1997 provision of $10.7 million resulted from a program to further consolidate functions and operations in North America, Europe and the Far East, and to reduce or eliminate certain other operations. The fiscal 1997 restructuring plan included further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, Colorado from other locations in the Americas, as well as eventual consolidation of many administrative and control functions, primarily to Denver. The fiscal 1997 plan included the elimination of as many as 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. The restructuring provision consisted primarily of costs associated with involuntary employee terminations and was comprised of estimated cash expenditures of $9.7 million and estimated non-cash charges of $1.0 million, both on a pretax basis.

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

  Other Income (Expenses)--Net. See Note 16 to the consolidated financial statements included elsewhere herein for a comparative analysis of Other Income (Expense)--Net. The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $5.6 million and $2.9 million for fiscal 1998 and 1997, respectively. Other income for fiscal 1998 includes gains from forward exchange contracts of $6.5 million. In fiscal 1997, such transactions resulted in income of $2.8 million.

  Other income for fiscal 1998 includes $2.1 million from favorable settlement of claims for interest on overdue installments of interest accruing prior to the commencement of the bankruptcy of the Company's predecessor in 1993. Other income for fiscal 1998 also includes $3.8 million from the adjustment of an accrual for potential environmental liability related to real estate used in previous operations, for which no claims were filed, which terminated by agreement with the purchasers of the real estate during fiscal 1998; and $1.5 million for the reversal of allowances for factored receivables from previous operations which were no longer necessary upon the favorable settlement of the receivables for which such allowances were established. Other income for fiscal 1998 also includes an adjustment for $12.7 million related to an accrual for taxes recorded in connection with the Reorganization. Additionally, other income for fiscal 1998 includes $4.9 million from the collection of a loan to a trust established for the benefit of the holders of certain classes of pre-bankruptcy claims against the Company. Other income for fiscal 1997 included $15.4 million which also related to favorable settlements of claims and adjustments of allowances related to previous operations.

  Interest Expense and Amortization of Debt Issue Costs and Premium. Interest expense and amortization of debt issue costs decreased from $35.7 million in fiscal 1997 to $19.9 million in fiscal 1998. The decrease was caused primarily by retirement of indebtedness out of the proceeds of a public stock offering completed in February 1997, a lower interest rate on borrowings under the senior credit facility which was refinanced in June 1997, and interest savings from the retirement of high interest rate subordinated debt financed by lower rate bank borrowings. See Notes 9 and 19 to the consolidated financial statements included elsewhere herein.

  Income Taxes. Income tax expense increased from $10.4 million in fiscal 1997 to $23.1 million in fiscal 1998. The increase in tax expense is due primarily to higher consolidated pretax earnings in fiscal 1998. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) the nondeductibility for tax purposes of amortization of reorganization value in excess of identifiable assets, (ii) foreign income tax expense provided on foreign earnings, (iii) certain nontaxable liability adjustments, (iv) foreign tax credits and (v) state and local income taxes. See Note 12 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

  Extraordinary Loss. The extraordinary loss of $16.2 million for fiscal 1998 resulted from (i) the payment of $17.3 million of redemption and market premiums and the write-off of deferred financing costs of $4.6 million related to the early retirement of $137.2 million principal amount of the Company's Series B Notes, (ii) the payment of $0.3 million of early retirement fees and the write-off of $3.9 million of deferred financing costs related to refinancing of the previous senior credit facility and (iii) the tax benefit from the aforementioned transactions of $9.9 million. See Note 9 to the consolidated financial statements included elsewhere herein.

  Net Income (Loss). The Company had a net loss in fiscal 1997 of $11.3 million and net income in fiscal 1998 of $40.7 million. The increase in the net income from the prior year of $52.0 million was caused by the effect of the increases in operating income and other income and the decrease in interest expense, offset by the increase in income tax expense and the extraordinary loss.

Liquidity and Capital Resources

  As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities decreased by $19.3 million in fiscal 1999 from fiscal 1998. Cash flows from net income, adjusted for nonoperating and noncash charges, decreased by $93.1 million, primarily as a result of the decreases in operating income described above, while cash flow used for increases in working capital and other operating assets decreased by $73.8 million. At January 31, 1999, the Company had working capital of $174.2 million compared to $195.3 million at January 31, 1998, a decrease of $21.1 million. Current assets decreased by $6.0 million primarily due to the net effect of increases in cash of $38.8 million, inventories of $14.9 million, prepaid expenses and other current assets of $0.6 million, offset by decreases in assets held for sale of $11.4 million, receivables of $19.8 million and deferred taxes of $29.1 million. The increase in inventories occurred primarily in U.S. Wholesale operations and resulted from sales and forecasting issues during fiscal 1998 and 1999 which caused excess production and purchases of finished goods in the U.S. Wholesale division and from depressed U.S. wholesale sales as discussed elsewhere herein. Excess inventories in the U.S. are comprised primarily of current product line items for which the Company has inventory in excess of six months' forecasted sales. Because of the excess inventory position, the Company may experience lower than normal gross profit margins on the sale of these products. The Company's strategy is to gradually reduce inventory levels in the U.S. over the next eighteen months by improving the forecasting function, reducing purchases and production to meet changes in customer demand, and selling discontinued products through its retail stores and in limited amounts at discounts to its wholesale customers. Assets held for sale decreased as a result of the sale of the

Murfreesboro, Tennessee building which had previously been leased to third parties. Receivables decreased primarily due to lower sales volume during fiscal 1999 compared to fiscal 1998. Deferred tax assets decreased due primarily to valuation allowances established in fiscal 1999 for U.S. deferred tax asset balances. The valuation allowances were provided for U.S. deferred tax assets based on an assessment of the likelihood of their realization in view of (i) the current year U.S. net operating loss for book and tax purposes, (ii) expiration dates for U.S. tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future U.S. taxable income taking into account the increased level of ongoing interest expense as a result of the Recapitalization.

  Cash flows used in investing activities decreased from $37.9 million in fiscal 1998 to $15.6 million in fiscal 1999, a decrease of $22.3 million. Capital expenditures were $26.7 million in fiscal 1999 compared to $36.3 million in fiscal 1998. Capital expenditures in fiscal 1999 consist primarily of costs incurred to upgrade computer systems in the U.S. including the installation of new financial, manufacturing and distribution software, costs to complete the warehouse expansion in Europe, tooling for new products, and costs incurred opening additional retail stores in the U.S. Capital expenditures of $1.9 million in fiscal 1999 were incurred in less than 100% owned subsidiaries, and were therefore financed in part by the other shareholders in the ventures. During fiscal 1999, the Company, through a 51% owned joint venture, acquired two distributors in Argentina and Uruguay. During fiscal 1999, the joint venture paid $2.5 million toward the purchase of the distributorships and recorded a liability for the estimated additional purchase price due of approximately $1.3 million.

  Cash flows provided by (used in) financing activities increased from cash provided by financing activities in fiscal 1998 of $21.1 million to cash provided by financing activities in fiscal 1999 of $51.6 million, an increase in cash of $30.5 million. The Company completed the Recapitalization on June 24, 1998 involving the repurchase pursuant to a tender offer of 10.5 million shares of the Company's common stock at a purchase price of $40.00 per share ($420 million in the aggregate) and refinancing of certain existing indebtedness. The Company financed the Recapitalization through the sale of $350 million of 10 3/4% senior subordinated notes, $175 million of 13 7/8% redeemable senior preferred stock and warrants, and a new bank senior credit facility. The Company incurred cash issuance costs for the senior subordinated notes, preferred stock and credit facility totaling $23.6 million. Additionally, during fiscal 1999, the Company completed a tender offer and retired $52.3 million principal amount of the Series B Notes representing 99% of such outstanding notes, and paid redemption premium and incurred other expenses of the tender offer totaling approximately $8.5 million to complete the transaction. During fiscal 1999, the Company received $7.4 million from the exercise of employee stock options.

  At January 31, 1999, long-term debt obligations (including current installments) were $503.1 million compared to $179.2 million at January 31, 1998, an increase of $323.9 million. The increase was caused primarily by the effect of financing the Recapitalization.

  The Company's Credit Facility requires the achievement and maintenance of certain financial ratios. Lenders under the Credit Facility agreed during fiscal 1999 and again in March 1999 to amend these financial ratios to enable the Company to maintain compliance with financial covenants while continuing to implement strategies to improve U.S. Wholesale operations. The Company's Senior Credit Facility provides for a $110 million term loan and a $100 million revolving credit facility. At January 31, 1999, the Company had used $31.4 million of availability under the revolving credit facility. Additional borrowings under the Senior Credit Facility could be limited by the Company's ability to meet and maintain the financial ratios after giving effect to any additional borrowings.

  The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 1999 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities, credit facilities in emerging markets, and equity financing will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

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

  The Company's foreign operations in Asia consist primarily of distributorships organized as joint venture subsidiaries. Economies and local currencies throughout much of Asia entered a tumultuous period beginning in fiscal 1998 as a result of political turmoil and general economic problems with principal industries. The Asian economies continued to struggle throughout fiscal 1999. The Company believes the situation has stabilized to some degree and has experienced some improvement at the end of fiscal 1999 and the beginning of fiscal 2000 in operations in certain Asian countries. During fiscal 1999, the Company had approximately $30.1 million of revenues from Asian sales, including licensing royalties, and as of January 31, 1999, approximately $13.7 million in investments and receivables from Asian subsidiaries.

  Because of the relatively small part of the Company's revenues and assets related to Asia, the Company does not believe the Asian economic problems will have a material impact on the overall Company operations. However, if such conditions were to continue, the Company's expected growth in this area of the world could be adversely affected.

  The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for the years ended January 31, 1999, 1998, and 1997 was $9.9 million, $126.2 million, and $88.2 million, respectively. However, these amounts include various items of income (expense) including (i) restructuring provisions; (ii) other income in prior years primarily related to various items from previous operations; and (iii) accrued costs related to the defense and resolution of shareholder litigation, expenses of the Recapitalization; gain (loss) on disposition of fixed assets, net; and other items, net; which items together aggregate $40.4 million, $(17.9) million, and $(3.4) million for the years ended January 31, 1999, 1998, and 1997, respectively, which management believes should be added to (deducted from) the calculation of EBITDA. As adjusted for the aggregate of these items of other income (expense), EBITDA for the years ended January 31, 1999, 1998 and 1997 is $50.3 million, $108.3 million, and $84.8 million, respectively. EBITDA for fiscal 1998 reflects a reduction of $4.1 million for negative production variances incurred during the last half of fiscal 1998.

Effect of Year 2000 Issue on Company Operations

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Following is a report on the status of the Company's actions being taken to address the Year 2000 Issue.

  United States Operations. In the United States, the Company has installed in fiscal years 1998 and 1999 new financial manufacturing and distribution software developed by J.D. Edwards in response to general needs of the business as well as the Year 2000 Issue. This software system comprises the majority of the information technology used in the U.S. operations. Based on documents provided by the developer of the software, the Company believes the software is Year 2000 compliant. The Company has incurred costs to purchase and implement this software through January 31, 1999 of approximately $10.2 million and expects to incur additional costs of approximately $0.8 million to fully implement such software, train personnel, and modify business processes. Additionally, the Company has obtained system upgrades from the provider of the information system software used in its retail operations in order to make it Year 2000 compliant. Based on documents provided by the developer of the software, the Company believes the software is Year 2000 compliant. The aforementioned cost estimates do not include significant costs of existing internal staff who have devoted significant resources to resolving Year 2000 issues.

  In order to identify and remediate Year 2000 issues associated with other information systems used by the Company, non-information technology systems, and third party organizations, the Company contracted with a third party consultant in November 1998 to coordinate the Company's Year 2000 project efforts ("the Y2K Project"). The Y2K Project scope includes an inventory of non-information technology automated systems with potential Year 2000 issues, evaluation of suspect systems, and development of a project plan schedule and budget for remediation or replacement of non-compliant systems. The Y2K Project includes identifying any Year 2000 risks associated with key business partners, product purchasers, materials suppliers, public utility providers, and other organizations with which the Company has a material relationship. Non-information technology systems being evaluated include systems using embedded chip technology (i.e. telecommunications, heating and air conditioning, manufacturing process control). The Y2K Project includes five phases as follows:

  .  Phase 1--System level inventory and business risk assessment.

  . Phase 2--Detailed inventory and evaluation to identify non-compliant systems.

  .  Phase 3--Remediation of non-compliant systems.

  . Phase 4--Acceptance testing of remediated systems in a production environment.

  .  Phase 5--Implementation of remediated systems in a production environment.

  As of April 1, 1999, Phases 1 and 2 have been completed. Phases 3 through 5 are projected to be completed at various dates through September 30, 1999 and remediation of identified non-compliant systems has been initiated throughout Phases 1 and 2. As of April 1, 1999, the Company has not identified or become aware of any Year 2000 problem specific to its major customers, vendors or suppliers, municipalities, public utilities, or other service providers which could have a material effect on Company operations. The Company has incurred consulting expenses for the Y2K Project management through April 1, 1999 of approximately $350,000. The Company has not completed a detailed estimate of costs to remediate Year 2000 problems identified as a result of the Y2K Project; however, based on preliminary evaluations, the Company expects such costs will be in the range of $750,000 to $1,500,000.

  For the U.S. operations, the Company has not developed a likely worst case Year 2000 scenario; however, the Company has begun to develop comprehensive contingency plans that consider internal systems as well as potential impacts from third party organizations. The contingency plans are expected to be substantially completed by June 30, 1999, but will continue to evolve as new information becomes available.

  Europe. The Company's European subsidiary ("Samsonite Europe") generally uses information technology systems which have been developed internally over many years. The Company began evaluating and remediating such systems for Year 2000 problems in calendar 1997 and believes that all necessary modifications have been completed as of April 1, 1999 and will be implemented and tested by midyear 1999.

  In January 1998, Samsonite Europe formed a Year 2000 compliance task force to survey and remediate non-information technology systems using embedded chip technology and to survey customers and suppliers for

Year 2000 compliance. As of January 31, 1999, Samsonite Europe believes is has identified critical noncompliance issues with respect to non-information technology systems and has scheduled remediation through equipment upgrades or replacements by midyear 1999. It also expects its survey of customers and suppliers to be completed by that time.

  Through January 31, 1999, Samsonite Europe has incurred incremental costs related to the Year 2000 issue of approximately $50,000 and estimates total costs will not exceed $100,000. Such cost estimates do not include significant costs of existing internal staff who have devoted significant resources to resolving Year 2000 issues.

  Samsonite Europe is developing a likely worst case scenario and contingency plans to handle such a scenario for potential Year 2000 problems with its non-information technology systems, customers, vendors, and service providers. It expects this plan to be completed by approximately midyear 1999.

  Other International Operations. The Company's other operations throughout the world outside of Europe and the U.S. are generally using recently purchased and installed information software which the Company currently believes is Year 2000 compliant. The same third party consultants who evaluated Year 2000 issues in the U.S. are also surveying major systems in Canada and Latin America to identify areas requiring remediation. The Company expects this evaluation to be completed by midyear 1999.

  The aforementioned cost data related to costs incurred to acquire and install software and to identify and remediate other Year 2000 issues does not include substantial internal costs which have been incurred. Such internal costs are principally payroll costs for information systems personnel and are not tracked separately as they relate to Year 2000 issues.

  No assurance can be given that the Company can identify all Year 2000 issues which may have a material adverse effect on Company operations in the U.S., Europe, or elsewhere, or that it can correct identified issues before a Year 2000 problem occurs. Additionally, no assurances can be given that the Company's customers, vendors or suppliers, municipalities, public utilities, or other third party organizations will not experience Year 2000 issues which may have a material adverse impact on the Company's operations.

Conversion to the Euro

  On January 1, 1999, eleven countries in Europe adopted a common currency, the "euro" and exchange rates between the currencies of the eleven countries were fixed against the new euro. The former currencies of those eleven countries will remain legal tender as denominations of the euro until January 1, 2002 and goods and services may be paid for using either the euro or the former currency until that time. Approximately 75% of the Company's European subsidiary's ("Samsonite Europe") sales are within these eleven countries. The euro conversion has a significant impact on the Company's operations in terms of pricing policies, currency risk and exchange, information systems, and financial reporting. Samsonite Europe has been addressing euro implementation issues since fiscal 1998 and has formed two different project teams to address euro issues: one to address competitive and marketing issues and another to address administrative, financial and computer systems issues.

  The Company believes the adoption of the euro will have a positive effect on Samsonite Europe's operations. Having a common currency among many of the countries that Samsonite Europe sells into will reduce the administrative burden of multiple currencies as well as reduce the costs of hedging and exchanging currencies and resulting exchange gains and losses. As the euro becomes accepted in the international money markets, Samsonite Europe may also reduce its currency risk against the U.S. dollar for purchases of goods in the Far East by using the euro to pay for such purchases rather than the U.S. dollar, which is currently the primary currency used in international trade.

  Samsonite Europe has adjusted its wholesale pricing to reduce product pricing differences between countries which have existed historically; however, price variations between countries will continue to exist at the retail level due to differences in transportation costs, value added tax rates, and dealer margins in the various European countries. Because of Samsonite Europe's strong competitive position throughout the countries participating in the euro conversion and significant economic barriers to entry, the Company does not believe that potential increased competition and price transparency as a result of the euro will have an adverse effect on the Company's sales or results of operations.

  Samsonite Europe currently intends to continue using the Belgian franc as its functional currency until its fiscal year beginning January 1, 2001. As of December 31, 1998, Samsonite Europe's information systems have been modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications are necessary to convert the functional currency to the euro. The target completion date for such modifications, which are being accomplished using existing internal staffing, is September 15, 1999. Most system modifications to date have also been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through January 31, 1999 of approximately $37,000 to implement the euro conversion and estimates that it will spend a total of approximately $85,000 to fully implement its euro conversion. All costs related to the Euro conversion have been charged to expense.

Effect of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which is effective for fiscal quarters beginning after June 15, 1999. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

  The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company enters into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with major financial institutions. The Company does not use financial instruments to any significant degree to manage interest rate risk. The Company does not use financial instruments to manage changes in commodity prices. The Company does not hold or issue financial instruments for trading purposes.

Foreign Exchange Contracts

  The Company enters into forward foreign exchange contracts to hedge its exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in Belgian francs), intercompany royalty payments from foreign subsidiaries, and certain third party royalty payments receivable in Japanese yen. The Company's European subsidiary enters into forward exchange contracts primarily to hedge purchases of goods from the Far East payable in U.S. dollars and, prior to the introduction of the euro, certain other contracts to hedge receipts payable in various European currencies.

  Contracts entered into to hedge translated earnings of foreign subsidiaries and intercompany royalties are marked to market at the end of each month and gains or losses are included in Other Income (Expense)--Net. Gains or losses on foreign exchange contracts entered into to hedge third party royalty payments, product purchases, and receipts are included in income or loss when the contracts are closed.

  At January 31, 1999, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $74.0 million with a weighted average maturity of 198 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the year ended January 31, 1999 would be approximately $7.9 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains.

Interest Rates

  At January 31, 1999, the Company had approximately $360.1 million of fixed rate long-term debt (including current maturities.) The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt (including current portion) at January 31, 1999 was $290.1 million, which was less than the carrying value by $70.0 million. Fair values were determined primarily from quoted market rates since almost all the fixed rate long-term debt at January 31, 1999 consists of the Company's outstanding publicly traded subordinated notes. A 1% decrease from prevailing interest rates at January 31, 1999, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $15.7 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference from the 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference from the 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is incorporated by reference from the 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is incorporated by reference from the 1999 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1.Financial Statements:

   See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

   2.Financial Statement Schedule:

   See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

   3.Exhibits:

   See Index to Exhibits on pages E-1 through E-5 hereof.

(b)Reports on Form 8-K.

   None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Samsonite Corporation

                                                     /s/ Luc Van Nevel
                                          By: _________________________________
                                            CHIEF EXECUTIVE OFFICER, PRESIDENT
                                                       AND DIRECTOR

                                          Date: April 19, 1999

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS LUC VAN NEVEL AND RICHARD H. WILEY, OR EITHER OF THEM, HIS ATTORNEYS-IN-FACT, WITH THE POWER OF SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO SIGN ANY AMENDMENTS TO THIS REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 31, 1999, AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT, OR THEIR SUBSTITUTE OR SUBSTITUTES, MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE                   DATE

       /s/ RICHARD R. NICOLOSI         Chairman of the          April 19, 1999
-------------------------------------   Board
         Richard R. Nicolosi

        /s/ RICHARD H. WILEY           Chief Financial          April 19, 1999
-------------------------------------   Officer, Treasurer
          Richard H. Wiley              and Secretary

          /s/ BARNARD ATTAL            Director                 April 19, 1999
-------------------------------------
            Barnard Attal

          /s/ LEON D. BLACK            Director                 April 19, 1999
-------------------------------------
            Leon D. Black

         /s/ ROBERT H. FALK            Director                 April 19, 1999
-------------------------------------
           Robert H. Falk

        /s/ MARK H. RACHESKY           Director                 April 19, 1999
-------------------------------------
          Mark H. Rachesky

         /s/ ROBERT L. ROSEN           Director                 April 19, 1999
-------------------------------------
           Robert L. Rosen

          /s/ MARC J. ROWAN            Director                 April 19, 1999
-------------------------------------
            Marc J. Rowan

        /s/ STEPHEN J. SOLARZ          Director                 April 19, 1999
-------------------------------------
          Stephen J. Solarz

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           ----
Consolidated Financial Statements:
Independent Auditors' Report..............................................  F-2
Consolidated Balance Sheets as of January 31, 1999 and 1998...............  F-3
Consolidated Statements of Operations for each of the years in the three-
 year period ended January 31, 1999.......................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for each of the years in the three-year period ended January 31, 1999....................  F-5
Consolidated Statements of Cash Flows for each of the years in the three-
 year period ended January 31, 1999.......................................  F-7
Notes to Consolidated Financial Statements................................  F-9
Schedule:
Schedule II--Valuation and Qualifying Accounts............................ F-34

                          INDEPENDENT AUDITORS' REPORT

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          KPMG LLP
Denver, Colorado
March 22, 1999, except as to
 notes 15 and 19, which are as of April 9, 1999

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           January 31, 1999 and 1998
                                 (In thousands)

                                                                    January 31,
                                                                  ----------------
                             ASSETS                                 1999    1998
                             ------                               -------- -------
Current assets:
  Cash and cash equivalents...................................... $ 41,932    3,134
  Trade receivables, net of allowances for doubtful accounts of
   $7,065 and $8,766.............................................   78,329   99,620
  Notes and other receivables....................................   11,614   10,129
  Inventories (note 5) ..........................................  187,567  172,665
  Deferred income tax assets (note 12)...........................    2,491   31,623
  Prepaid expenses and other current assets .....................   14,452   13,873
  Assets held for sale ..........................................      112   11,471
                                                                  --------  -------
    Total current assets ........................................  336,497  342,515
Investments in affiliates .......................................      518    2,425
Property, plant and equipment, net (note 6) .....................  149,641  142,351
Intangible assets, less accumulated amortization of $46,786
 and $41,043 (notes 3 and 7).....................................  114,248  116,908
Other assets and long-term receivables, net of allowances for
 doubtful accounts of $521 and $706..............................   20,531    5,850
                                                                  --------  -------
                                                                  $621,435  610,049
                                                                  ========  =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term debt (note 8)....................................... $  8,409    5,640
  Current installments of long-term obligations (note 9).........    6,923    6,977
  Accounts payable...............................................   48,375   49,221
  Accrued interest expense.......................................    5,982    1,223
  Accrued compensation and employee benefits ....................   18,897   17,228
  Other accrued expenses (note 15) ..............................   73,662   66,917
                                                                  -------- --------
    Total current liabilities ...................................  162,248  147,206
Long-term obligations, less current installments (notes 2,
 9 and 14) ......................................................  496,173  172,246
Deferred income tax liabilities (note 12)........................   17,046   15,730
Other noncurrent liabilities (note 13)...........................   53,919   59,838
                                                                  -------- --------
    Total liabilities ...........................................  729,386  395,020
                                                                  -------- --------
Minority interests in consolidated subsidiaries .................    9,166    6,143
Senior redeemable preferred stock (aggregate liquidation
 preference of $186,723) (note 10)...............................  178,329      --
Stockholders' equity (deficit) (notes 9, 10, 11 and 19):
  Preferred stock ...............................................      --       --
  Common stock...................................................      210      204
  Additional paid-in capital ....................................  436,351  418,462
  Accumulated deficit ........................................... (299,581)(195,171)
  Accumulated other comprehensive income.........................  (12,426) (14,449)
  Unearned compensation--restricted shares ......................      --      (160)
                                                                  -------- --------
                                                                   124,554  208,886
  Treasury stock, at cost (10,500,000 shares) (note 2) .......... (420,000)     --
                                                                  -------- --------
    Total stockholders' equity (deficit) ........................ (295,446) 208,886
                                                                  -------- --------
Commitments and contingencies (notes 9, 11, 13 and 15)
                                                                  $621,435  610,049
                                                                  ======== ========

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     Year ended January 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    ---------  -------  -------
Net sales.........................................  $ 697,421  736,875  741,138
Cost of goods sold................................    413,124  424,349  449,333
                                                    ---------  -------  -------
    Gross profit..................................    284,297  312,526  291,805
Selling, general and administrative expenses .....    263,892  234,257  233,761
Amortization of intangible assets ................      5,633    7,101   31,837
Provision for restructuring operations (note 4) ..      6,598    1,866   10,670
                                                    ---------  -------  -------
    Operating income..............................      8,174   69,302   15,537
Other income (expense):
  Interest income ................................      2,453    2,574    1,419
  Interest expense and amortization of debt issue
   costs and premium .............................    (39,954) (19,918) (35,670)
  Other income (expense)--net (notes 15 and 16) ..    (25,351)  28,294   18,821
                                                    ---------  -------  -------
    Income (loss) before income taxes, minority
     interest, and extraordinary item ............    (54,678)  80,252      107
Income tax expense (note 12) .....................    (26,800) (23,088) (10,389)
Minority interest in earnings of subsidiaries.....       (840)    (287)  (1,041)
                                                    ---------  -------  -------
    Income (loss) before extraordinary item ......    (82,318)  56,877  (11,323)
Extraordinary item--loss on extinguishment of
 debt, net of income tax benefit of $3,959 and
 $9,930 (notes 2 and 9) ..........................     (6,460) (16,178)     --
                                                    ---------  -------  -------
    Net income (loss) ............................    (88,778)  40,699  (11,323)
Senior redeemable preferred stock dividends and
 accretion of senior redeemable preferred stock
 discount (note 10) ..............................    (15,632)     --       --
                                                    ---------  -------  -------
    Net income (loss) to common stockholders......  $(104,410)  40,699  (11,323)
                                                    =========  =======  =======
Income (loss) per common share--basic:
    Income (loss) before extraordinary item ......  $   (6.79)    2.81     (.71)
    Extraordinary item ...........................      (0.45)    (.80)     --
                                                    ---------  -------  -------
      Net income (loss) per share.................  $   (7.24)    2.01     (.71)
                                                    =========  =======  =======
Income (loss) per common share--assuming dilution:
    Income (loss) before extraordinary item.......  $   (6.79)    2.70     (.71)
    Extraordinary item ...........................      (0.45)    (.77)     --
                                                    ---------  -------  -------
      Net income (loss) per share.................  $   (7.24)    1.93     (.71)
                                                    =========  =======  =======

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)

                                                       Accumu-
                                                        lated                       Unearned
                                                        other             Compre-   compen-      Note
                                            Additional compre-  Accumu-   hensive    sation   receivable
                         Preferred  Common   paid-in   hensive   lated    income   restricted    from    Treasury
                         stock(1)  stock(2)  capital   income   deficit   (loss)     shares    officer    stock
                         --------- -------- ---------- -------  --------  -------  ---------- ---------- --------
Balance, January 31,
 1996...................   $--       159     261,842    (2,338) (224,547)               --     (10,000)    --
 Net loss...............    --       --          --        --    (11,323) (11,323)      --         --      --
 Foreign currency
  translation
  adjustment............    --       --          --     (2,999)      --    (2,999)      --         --      --
                                                                          -------
   Comprehensive income
    (loss)..............    --       --          --        --        --   (14,322)      --         --      --
                                                                          =======
 Issuance of 55,000
  shares of common
  stock to an officer
  for cash (note 11)....    --       --        1,004       --        --                 --         --      --
 Stock award of 60,000
  shares of restricted
  common stock to an
  officer (note 11).....    --         1       1,094       --        --              (1,095)       --      --
 Issuance of 513 shares
  to directors for
  services (note 11)....    --       --           19       --        --                 --         --      --
 Amortization of
  restricted stock
  award to compensation
  expense (note 11).....    --       --          --        --        --                 388        --      --
 Compensation expense
  accrued for stock
  bonus awards
  (note 11).............    --       --          503       --        --                 --         --      --
 Exercise of employee
  stock options and
  related income tax
  benefits (note 11)....    --       --          591       --        --                 --         --      --
 Reclassification of
  accrued compensation
  for stock options
  exercised.............    --       --        1,699       --        --                 --         --      --
 Payment of note
  receivable
  (note 11).............    --       --          --        --        --                 --      10,000     --
                           ----      ---     -------   -------  --------             ------    -------     ---
Balance, January 31,
 1997...................    --       160     266,752    (5,337) (235,870)              (707)       --      --
 Net income.............    --       --          --        --     40,699   40,699       --         --      --
 Foreign currency
  translation
  adjustment............    --       --          --    (9,112)       --   (9,112)       --         --      --
                                                                          -------
   Comprehensive income
    (loss)..............    --       --          --        --        --    31,587       --         --      --
                                                                          =======
 Issuance of 3,300,000
  shares of common
  stock in public
  offering, net of
  offering costs and
  underwriting discount
  of $8,303 (note 19)...    --        33     130,209       --        --                 --         --      --
 Issuance of 4,032
  shares to directors
  for services
  (note 11).............    --       --          174       --        --                 --         --      --
 Issuance of 1,033,203
  shares for exercise
  of employee stock
  options and related
  income tax benefits,
  net of 889,450 shares
  exchanged (notes 11
  and 19)...............    --        11      20,617       --        --                 --         --      --
 Amortization of
  restricted stock
  award to compensation
  expense (note 11).....    --       --          --        --        --                 547        --      --
 Compensation expense
  accrued for stock
  bonus awards
  (note 11).............    --       --          710       --        --                 --         --      --
                           ----      ---     -------   -------  --------             ------    -------     ---
Balance, January 31,
 1998...................    --       204     418,462   (14,449) (195,171)              (160)       --      --

                                                                     (Continued)

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                      (In thousands, except share amounts)

                                                        Accumu-
                                                         lated                       Unearned
                                                         other             Compre-   compen-      Note
                                             Additional compre-  Accumu-   hensive    sation   receivable
                          Preferred  Common   paid-in   hensive   lated    income   restricted    from    Treasury
                          stock(1)  Stock(2)  capital   income   deficit   (loss)     shares    officer    Stock
                          --------- -------- ---------- -------  --------  -------  ---------- ---------- --------
 Net loss...............     --       --          --        --    (88,778) (88,778)    --         --           --
 Foreign currency trans-
  lation adjustment.....     --       --          --      2,023       --     2,023     --         --           --
                                                                           -------
    Comprehensive income
     (loss).............     --       --          --        --        --   (86,755)    --         --           --
                                                                           =======
 Issuance of 17,655
  shares to directors
  for services
  (note 11).............     --         1         169       --        --               --         --           --
 Issuance of 494,649
  shares for exercise of
  employee stock options
  and 116,667 shares for
  stock bonus awards
  (note 11).............     --         5       7,705       --        --               --         --           --
 Amortization of re-
  stricted stock award
  to compensation ex-
  pense (note 11).......     --       --          --        --        --               160        --           --
 Compensation expense
  accrued for stock bo-
  nus awards (note 11)..     --       --          473       --        --               --         --           --
 Compensation expense
  for stock options
  (note 11).............     --       --        3,722       --        --               --         --           --
 Common stock warrants
  issued with redeemable
  preferred stock (note
  10)...................     --       --        5,820       --        --               --         --           --
 Preferred stock divi-
  dends and accretion of
  discount (note 10)....     --       --          --        --    (15,632)             --         --           --
 Purchase of 10,500,000
  shares for treasury
  (note 2)..............     --       --          --        --        --               --         --      (420,000)
                            ----      ---     -------   -------  --------              ---        ---     --------
Balance, January 31,
 1999...................    $--       210     436,351   (12,426) (299,581)             --         --      (420,000)
                            ====      ===     =======   =======  ========              ===        ===     ========

--------
(1) $.01 par value; 2,000,000 shares authorized; 186,723 redeemable shares issued and outstanding at January 31, 1999.
(2) $.01 par value; 60,000,000 shares authorized; 21,000,039, 20,371,068 and
    16,033,833 shares issued at January 31, 1999, 1998 and 1997, respectively and 10,500,039, 20,371,068 and 16,033,833 outstanding at January 31, 1999,
    1998 and 1997, respectively.

          See accompanying notes to consolidated financial statements.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year ended January 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................ $(88,778)  40,699  (11,323)
  Adjustments to reconcile net income (loss) to net
   cash provided
   by (used in) operating activities:
    Nonoperating loss (gain) items:
      Loss on extinguishment of debt...............    6,460   16,178      --
      Loss (gain) on disposition of assets held for
       sale
       and fixed assets, net.......................   (3,243)     377       62
    Depreciation and amortization of property,
     plant and equipment...........................   21,421   21,493   22,052
    Amortization of debt issue costs and premium...    1,336      888    1,932
    Amortization of intangible assets..............    5,633    7,101   31,837
    Amortization of stock awards and stock issued
     for services..................................    1,112    1,431      910
    Deferred income tax expense....................   33,393    4,750    1,365
    Adjustment of liability for PBGC claims........      --       --   (11,100)
    Adjustment of allowances for contingencies from
     previous operations...........................      --    (5,299)     --
    Adjustment of reserves related to prior years'
     tax provisions................................      --   (12,700)     --
    Compensation expense for adjustment of stock
     options.......................................    3,722      --       --
    Net provision for doubtful accounts............      396    4,341    2,815
    Net provision for restructuring operations.....    6,598    1,866   10,670
    Changes in operating assets and liabilities:
      Trade and other receivables..................   21,299  (13,177) (17,850)
      Inventories..................................  (11,579) (35,686) (19,335)
      Other current assets.........................     (745)    (440)   3,431
      Accounts payable and accrued liabilities.....    2,882   (8,696)   9,027
    Other adjustments--net.........................     (968)  (4,915)     853
                                                    --------  -------  -------
      Net cash provided by (used in) operating
       activities..................................   (1,061)  18,211   25,346
                                                    --------  -------  -------
Cash flows provided by (used in) investing
 activities:
  Proceeds from sale of assets held for sale,
   property and equipment and other asset..........   17,608    1,625    2,323
  Purchases of property, plant and equipment:
    By Company and wholly-owned subsidiaries.......  (24,827) (30,189) (25,465)
    By less than 100% owned subsidiaries...........   (1,852)  (6,124)  (5,628)
  Acquisition of foreign distributorships..........   (2,451)  (2,547)     --
  Other............................................   (4,125)    (707)  11,753
                                                    --------  -------  -------
      Net cash used in investing activities........  (15,647) (37,942) (17,017)
                                                    --------  -------  -------

                                                                     (continued)

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                      Year ended January 31,
                                                    ----------------------------
                                                      1999       1998     1997
                                                    ---------  --------  -------
Cash flows provided by (used in) financing
 activities:
  Net borrowings (payments) of senior credit
   facility.......................................  $  33,948    53,628   (8,000)
  Proceeds from issuance of senior subordinated
   notes..........................................    350,000       --       --
  Proceeds from issuance of senior preferred
   stock..........................................    175,000       --       --
  Issuance costs for senior subordinated notes,
   senior redeemable preferred stock and senior
   credit facility................................    (23,583)     (467)     --
  Purchase of treasury stock......................   (420,000)      --       --
  Retirement of Series B Notes, including redemp-
   tion
   premiums.......................................    (60,781) (154,755)     --
  Proceeds from long-term obligations--other......    381,021     4,657   26,206
  Payments of long-term obligations--other........   (393,914)  (25,980) (35,901)
  Proceeds from (payments of) short-term debt--
   net............................................       (385)    4,096   (7,231)
  Proceeds from public stock offering, net of
   offering costs.................................        --    130,242      --
  Proceeds from sale of common stock and exercise
   of stock options...............................      7,401     7,012    1,327
  Payment of note receivable from officer.........        --        --    10,000
  Other, net......................................      2,905     2,621    1,907
                                                    ---------  --------  -------
      Net cash provided by (used in) financing
       activities.................................     51,612    21,054  (11,692)
                                                    ---------  --------  -------
Effect of exchange rate changes on cash and cash
 equivalents......................................      3,894    (7,532)  (2,473)
                                                    ---------  --------  -------
      Net increase (decrease) in cash and cash
       equivalents................................     38,798    (6,209)  (5,836)
Cash and cash equivalents, beginning of year......      3,134     9,343   15,179
                                                    ---------  --------  -------
Cash and cash equivalents, end of year............  $  41,932     3,134    9,343
                                                    =========  ========  =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest..........  $  33,822    20,451   33,194
                                                    =========  ========  =======
  Cash paid during the year for income taxes,
   net............................................  $   8,719     8,733    3,210
                                                    =========  ========  =======

Noncash transactions:
  During the years ended January 31, 1999, 1998, and 1997, property and equipment were acquired under capital lease financing transactions aggregating $1,141, $924, and $1,281, respectively.
  Other noncash transactions are described in notes 3, 10, 11, 15, and 16.


          See accompanying notes to consolidated financial statements.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) General Business

  Samsonite Corporation was formerly known as Astrum International Corp. ("Astrum"). On July 14, 1995, Astrum merged with its wholly-owned subsidiary, Samsonite Corporation, and changed its name to Samsonite Corporation. Samsonite Corporation and subsidiaries (the "Company") is engaged in the manufacture and sale of luggage and related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms, and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores.

 (b) Basis of Presentation

  On May 25, 1993, the United States Bankruptcy Court for the Southern District of New York confirmed the Amended Plan of Reorganization (the "Plan") for Astrum. Pursuant to the terms of the Plan, which became effective on June 8, 1993 (the "Effective Date"), Astrum completed a comprehensive financial reorganization which reduced debt and annual interest expense (the "Reorganization").

  The Reorganization has been accounted for pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that assets and liabilities be adjusted to their fair values ("fresh-start" values) and that a new reporting entity be created. On June 30, 1993, for accounting purposes, the Plan was consummated and SOP 90-7 was adopted. The accompanying consolidated financial statements include the ongoing impact of the fresh-start reporting, the most significant of which included the recording of Reorganization Value in Excess of Identifiable Assets. Reorganization Value in Excess of Identifiable Assets was amortized over a three-year period which ended in June 1996.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES

 (f) Inventories

  The Company values inventories at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

 (g) Investments in Affiliates

  Investments in affiliates for which the Company owns 20% to 50% are accounted for under the equity method.

  At January 31, 1999, investments in affiliates primarily represent the Company's investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China.

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

  Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

      Buildings................................................  24 to 65 years
      Machinery, equipment and other...........................  2 to 20 years

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

      Tradenames...............................................  20 to 40 years
      Licenses, patents and other..............................  2 to 20 years

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

 (k) Per Share Data

  The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Account Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding

                    SAMSONITE CORPORATION AND SUBSIDIARIES
during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method.

  Loss before extraordinary item per common share and net loss per common share for the years ended January 31, 1999 and 1997 is computed based on a weighted average number of shares of common stock outstanding during the period of 14,416,857 and 15,971,157, respectively. Basic earnings per common share and earnings per common share--assuming dilution are the same for the years ended January 31, 1999 and 1997 because of the antidilutive effect of stock options and awards when there is a net loss from operations.

  The following table presents a reconciliation of the numerators and denominators of basic earnings per common share and earnings per common share--assuming dilution for the year ended January 31, 1998:

                                                                      Per Share
                                                 Income      Shares    Amount
                                               ----------- ---------- ---------
Earnings per common share--basic:
  Income before extraordinary item available
   to common stockholders..................... $56,877,000 20,235,802   $2.81
                                                                        =====
  Add dilutive effect of stock options and
   awards.....................................         --     850,783
                                               ----------- ----------
Earnings per common share--assuming dilution:
  Income before extraordinary item available
   to common stockholders plus assumed
   conversions................................ $56,877,000 21,086,585   $2.70
                                               =========== ==========   =====

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

 (m) Self-Insurance

  The Company maintains self-insurance programs for certain workers' compensation risks up to $300,000 per individual claim. The Company purchases excess workers' compensation coverage for individual claims in excess of $300,000.

 (n) Foreign Exchange Risk and Financial Instruments

  The accounts of the Company's foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated

                     SAMSONITE CORPORATION AND SUBSIDIARIES
as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense). See note 16.

  The Company enters into foreign exchange contracts in order to reduce its economic exposure to fluctuations in currency exchange rates on certain foreign operations and royalty agreements through the use of forward delivery commitments. Generally, open forward delivery commitments are marked to market at the end of each accounting period and corresponding gains and losses are recognized in other income (expense). See note 16.

  With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company's customer base and geographic areas covered by the Company's operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 1999, approximately $15,188,000 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

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

 (p) Comprehensive Income

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that, as a part of a full set of financial statements, entities must present other comprehensive income, which represents total non-stockholder changes in equity. The accumulated balance of foreign currency translation adjustments, excluded from net income, is presented in the consolidated balance sheets as "accumulated other comprehensive income."

 (q) Revenue Recognition

  Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for markdown allowances, returns and discounts at the time product sales are recognized. Revenues from retail sales are recognized at the point-of-sale to consumers.

  The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $16,450,000, $19,925,000, and $20,548,000 for the years ended January 31, 1999, 1998, and 1997, respectively. Royalty revenues in fiscal 1998 and 1997 include approximately $2,200,000 and $3,900,000, respectively, from the sale of apparel trademarks in certain foreign countries.

 (r) Stock Based Compensation

  In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted under this standard, the Company has elected to

                    SAMSONITE CORPORATION AND SUBSIDIARIES
follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per common share, as calculated under the provisions of SFAS 123, is disclosed in note 11.

 (s) Reclassifications

  Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 1999 presentation.

(2) Recapitalization

  On June 24, 1998, the Company completed a recapitalization of the Company (the "Recapitalization") involving the repurchase pursuant to a tender offer for 10.5 million shares of the Company's common stock at a purchase price of $40.00 per share ($420 million in the aggregate) and the refinancing of certain existing indebtedness. The Company financed the Recapitalization through the sale of $350 million of 10 3/4% senior subordinated notes, $175 million of 13 7/8% senior redeemable preferred stock and warrants, and a new bank senior credit facility.

  On January 7, 1998, the Company announced it had engaged a financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. This process ultimately resulted in the Recapitalization plan. In addition to the charges discussed below, the Company recorded charges (included in selling, general and administrative expenses) of approximately $4.8 million during the year ended January 31, 1999 for financial, legal and other expenses associated with the Recapitalization and the process of exploring alternative plans which were not ultimately consummated. As described in note 11, the Company also recorded a $4.3 million charge to compensation expense during the year ended January 31, 1999 in connection with adjustments and modifications made to outstanding employee stock options.

  During the year ended January 31, 1999, the Company completed a tender offer and retired $52,269,000 principal amount of 11 1/8% Series B Subordinated Notes (the "Series B Notes") representing 99% of the outstanding Series B Notes. The Company paid a redemption premium and incurred other expenses totaling approximately $8,512,000 to complete the tender offer. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the year ended January 31, 1999. Also, in connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the year ended January 31, 1999.

(3) Purchases of Foreign Distributorships

  During the year ended January 31, 1999, the Company, through a 51% owned joint venture, acquired two distributors in Argentina and Uruguay. The joint venture paid and recorded goodwill of $2,451,000 for the purchase of the distributorships, and recorded a liability for the estimated additional purchase price due of approximately $1,267,000.

  During the year ended January 31, 1998, the Company formed a subsidiary, Samsonite Korea Limited ("SKL"), which was owned 71% by the Company and 29% by the Company's former distributor in South Korea. The Company contributed $832,000 to SKL for its equity interest. SKL acquired the inventory, fixed assets, and other assets of the distributorship and recorded approximately $200,000 of goodwill. By agreement with its joint venture partner, the Company acquired an additional 9% interest in SKL on October 1, 1998 for $8,000.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

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

(4) Provision for Restructuring Operations

 Fiscal 1999

  The Company recorded a pretax restructuring provision in fiscal 1999 of approximately $2,608,000 in connection with the Torhout, Belgium restructuring primarily related to termination and severance costs for the elimination of approximately 111 positions. Through January 31, 1999, approximately $1,900,000 has been charged against this accrual for such restructuring expenses. Additionally, during fiscal 1999, a pre-tax charge of approximately $5,606,000 (of which approximately $2,200,000 is non-cash) was recorded in connection with the U.S. Wholesale restructuring primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. Through January 31, 1999, approximately $3,500,000 has been charged against this accrual for such restructuring expenses. During the fourth quarter of fiscal 1999, certain excess restructuring reserves of $1,616,000 were reversed including $538,000 of excess accruals related to the fiscal 1997 reserve and excess reserves of $1,078,000 related to the fiscal 1999 U.S. Wholesale restructuring. The reversal of excess reserves was necessary because certain expenses contemplated in the restructurings did not materialize.

 Fiscal 1998

  The Company recorded a pretax restructuring provision in fiscal 1998 of $3,589,000 and adjusted for excess fiscal 1997 restructuring accruals by $1,723,000, resulting in a net expense for restructuring operations in fiscal 1998 of $1,866,000. The fiscal 1998 restructuring provision was provided primarily for costs associated with the involuntary termination of 180 manufacturing positions in Mexico and twenty management positions in the U.S. and is comprised of estimated cash expenditures of $3,283,000 and non-cash charges of $306,000. Through January 31, 1999, $3.1 million of costs had been charged against the accrual.

 Fiscal 1997

  The Company recorded a restructuring provision of $10,670,000 in fiscal 1997 as a result of a restructuring program to consolidate functions and operations in North America, Europe, and the Far East, and to reduce or eliminate certain other operations.

  The restructuring plan included further consolidation of hardside luggage production to Samsonite's largest U.S. facility located in Denver, Colorado from other locations in the Americas, as well as consolidation of many administrative and control functions to Denver. The plan included the elimination of as many as 450 positions worldwide, including approximately 150 manufacturing positions and approximately 300 managerial, office and clerical positions. The restructuring provision consisted primarily of costs associated with involuntary employee terminations and was comprised of cash expenses of $9,670,000 and non-cash expenses of $1,000,000, both on a pretax basis. Through January 31, 1999, approximately $8,409,000 had been charged against the accrual for restructuring expenses. Approximately $538,000 and $1,723,000 was determined to be overaccrued and was credited to expense in fiscal years 1999 and 1998, respectively. At January 31, 1999 no amounts remain accrued for this restructuring provision.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

(5) INVENTORIES

  Inventories consisted of the following:

                                                                  January 31,
                                                                ----------------
                                                                  1999    1998
                                                                -------- -------
                                                                 (In thousands)
      Raw materials and supplies............................... $ 47,014  47,814
      Work in process..........................................    8,059  10,476
      Finished goods...........................................  132,494 114,375
                                                                -------- -------
                                                                $187,567 172,665
                                                                ======== =======

(6) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following:

                                                                January 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                               (In thousands)
      Land................................................... $ 12,555   12,266
      Buildings..............................................   71,517   60,524
      Machinery, equipment and other.........................  141,306  133,778
                                                              --------  -------
                                                               225,378  206,568
      Less accumulated depreciation and amortization.........  (75,737) (64,217)
                                                              --------  -------
                                                              $149,641  142,351
                                                              ========  =======

  Property, plant and equipment includes property and equipment under capital leases as follows:

                                                                   January 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
                                                                 (In thousands)
      Buildings................................................. $ 4,452   4,178
      Machinery, equipment and other............................   4,518   2,707
                                                                 ------- -------
                                                                   8,970   6,885
      Less accumulated amortization............................. (1,424) (1,388)
                                                                 ------- -------
                                                                  $7,546   5,497
                                                                 ======= =======

(7) INTANGIBLE ASSETS

  The following is a summary of intangible assets, net of accumulated amortization:

                                                                  January 31,
                                                                ----------------
                                                                  1999    1998
                                                                -------- -------
                                                                 (In thousands)
      Tradenames............................................... $105,059 108,556
      Licenses, patents and other..............................    9,189   8,352
                                                                -------- -------
                                                                $114,248 116,908
                                                                ======== =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES

(8) SHORT-TERM DEBT

  As of January 31, 1999 and 1998, the Company had $8,409,000 and $5,640,000
of short-term debt outstanding under foreign lines of credit, respectively. As of January 31, 1999, the weighted average interest rate on foreign short-term borrowings was 10.9%. The European subsidiaries had unused available borrowings on foreign lines of credit and other foreign borrowing arrangements totaling approximately $79.3 million as of January 31, 1999, which are generally restricted for working capital purposes; however, the terms of the Company's Senior Credit Facility and Senior Subordinated Notes limit additional amounts which could be borrowed under such credit facilities.

  Other foreign subsidiaries had approximately $2.5 million available under bank credit lines at January 31, 1999.

(9) LONG-TERM OBLIGATIONS

  Long-term obligations represent long-term debt and capital lease obligations as follows:

                                                                JANUARY 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (IN THOUSANDS)
      Senior Credit Facility (a)............................ $135,074   102,533
      Senior Subordinated Notes (b).........................  350,000       --
      Other obligations (c).................................   11,688    19,587
      Capital lease obligations (d).........................    5,802     4,302
      Series B Notes (e)....................................      532    52,801
                                                             --------  --------
                                                              503,096   179,223
      Less current installments                                (6,923)   (6,977)
                                                             --------  --------
                                                             $496,173  $172,246
                                                             ========  ========

 (a) Senior Credit Facility

  On June 24, 1998, the Company entered into a new senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility provides for a $100 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. The Revolving Credit Facility and the European Term Loan Facility mature on June 24, 2003. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and principal repayments in each of the sixth and seventh years of 47.5% of the original principal balance. Borrowings under the Senior Credit Facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. In addition, the Company is required to pay a commitment fee of .625% on the unused portion of the Revolving Credit Facility.

  The obligations under the U.S. Term Loan Facility and the Revolving Credit Facility are secured by inventory, accounts receivable, personal property, intellectual property and other intangibles of Samsonite Corporation, 100% of the capital stock of Samsonite Corporation's major domestic subsidiaries, and 66% of the capital stock of Samsonite Europe N.V. and other major non-domestic subsidiaries. In connection with the waiver

                    SAMSONITE CORPORATION AND SUBSIDIARIES
and amendment discussed below, the Company agreed to execute and deliver to the lenders under the Senior Credit Facility a mortgage on its real estate in Denver, Colorado.

  The Senior Credit Facility contains financial covenants which require the Company to maintain certain debt to earnings and interest coverage ratios and limitations on capital expenditures. The Senior Credit Facility also contains covenants that, among other things, limit the ability of the Company (subject to negotiated exceptions) to incur additional liens, incur additional indebtedness, make certain kinds of investments, prepay or purchase subordinate indebtedness and preferred stock, make distributions and dividend payments to its stockholders, engage in affiliate transactions, make certain asset dispositions, make acquisitions, and participate in certain mergers. At January 31, 1999, compliance with the interest coverage ratio was waived by the lenders under the Senior Credit Facility. Effective March 22, 1999, the Senior Credit Facility was amended to provide the Company with additional margin to operate under the financial covenants. As of January 31, 1999, the Company had $6.3 million in letters of credit outstanding under the Senior Credit Facility.

  As a result of entering into an amended and restated bank senior credit facility in fiscal 1998, which had significantly different terms and conditions than a previous facility, the Company charged to expense the balance of deferred financing costs relating to the previous facility totaling $3,989,000 and paid prepayment penalties of $279,000. These charges are recorded as part of the extraordinary item from loss on extinguishment of debt, net of tax effects, in the accompanying consolidated statement of operations for the year ended January 31, 1998.

 (b) Senior Subordinated Notes

  On June 24, 1998, the Company issued and sold $350,000,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008 (the "10 3/4% Notes").

  Interest on the 10 3/4% Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998. The 10 3/4% Notes mature on June 15, 2008 and are redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. In addition, the Company, at its option, may redeem in the aggregate up to 40% of the principal amount of the 10 3/4% Notes originally issued at any time and from time to time prior to June 15, 2001, at a redemption price equal to 110.75% of the principal amount thereof, plus accrued interest, with the proceeds of one or more equity offerings, provided that at least $210 million aggregate principal amount of 10 3/4% Notes remains outstanding immediately after the occurrence of any such redemption.

  The indenture under which the 10 3/4% Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

 (c) Other Obligations

  As of January 31, 1999, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2002.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

 (d) Leases

  Future minimum payments under noncancelable capital leases, which relate primarily to property and equipment, and noncancelable operating leases, which relate primarily to retail floor space rental, at January 31, 1999 were as follows:

                                                             Capital Operating
                                                             leases   leases
                                                             ------- ---------
                                                              (In thousands)
   Year ending January 31:
     2000................................................... $ 2,081  15,156
     2001...................................................   1,758  12,990
     2002...................................................   1,445  10,603
     2003...................................................     693   7,260
     2004...................................................     412   3,739
     Thereafter.............................................     642   5,205
                                                             -------  ------
       Total minimum lease payments.........................   7,031  54,953
                                                                      ======
   Less amount representing interest........................ (1,227)
                                                             -------
   Present value of net minimum capital lease payments......   5,804
   Less current installments of minimum capital lease
    payments................................................ (1,658)
                                                             -------
   Long-term obligations under capital leases, excluding
    current installments.................................... $ 4,146
                                                             =======

  Rental expense under cancelable and noncancelable operating leases pertaining to continuing operations consisted of the following:

                                                            Year ended January
                                                                    31,
                                                           ---------------------
                                                            1999    1998   1997
                                                           ------- ------ ------
                                                              (In thousands)
   Minimum rentals.......................................  $14,699 10,421 10,723
   Contingent rentals....................................    1,432  1,358    714
                                                           ------- ------ ------
                                                           $16,131 11,779 11,437
                                                           ======= ====== ======

  Aggregate maturities of long-term obligations at January 31, 1999 were as follows (in thousands):

      Year ending January 31:
        2000.......................................................... $  5,265
        2001..........................................................    4,713
        2002..........................................................    2,102
        2003..........................................................    1,713
        2004..........................................................   90,218
        Thereafter....................................................  393,281
                                                                       --------
                                                                        497,292
        Obligations under capital leases..............................    5,804
                                                                       --------
          Total                                                        $503,096
                                                                       ========

                    SAMSONITE CORPORATION AND SUBSIDIARIES

 (e) Series B Notes

  Interest at 11 1/8% per annum on the Series B Notes is payable semiannually with principal due July 15, 2005. The Series B Notes may be redeemed after July 15, 2000 with the payment of certain redemption premiums; however, up to one-third of the outstanding Series B Notes were allowed to be redeemed (at a premium) before July 15, 1998, from the proceeds of the first two public equity offerings the Company may have completed after the issuance of the Series B Notes. As described in note 2, the Company completed a tender offer and retired $52,269,000 principal amount of the Series B Notes representing 99% of the outstanding Series B Notes.

  As described in note 19, the Company completed a public equity offering on February 11, 1997 and used a portion of the offering proceeds to redeem Series B Notes and repurchase Series B Notes in the market. Additional Series B Notes were purchased using bank borrowings. A total of $137,199,000 principal amount of Series B Notes were retired during the year ended January 31, 1998. Redemption premiums of $17,277,000 paid in connection with the retirement of the notes and deferred financing costs of $4,563,000 were charged to expense and classified as part of the extraordinary item from loss on extinguishment of debt, net of tax effects, in the accompanying consolidated statement of operations for the year ended January 31, 1998.

  In connection with retirements of the Series B Notes, the indenture under which the notes were issued was amended to eliminate substantially all the covenants contained in the original indenture.

(10) SENIOR REDEEMABLE PREFERRED STOCK

  On June 24, 1998, the Company issued and sold 175,000 units consisting of $175,000,000 aggregate liquidation preference of its 13 7/8% Senior Redeemable Exchangeable Preferred Stock, liquidation preference $1,000 per share (the "Senior Redeemable Preferred Stock") and warrants to acquire an aggregate of 1,959,000 shares of the Company's common stock at an exercise price of $13.02 per share, subject to antidilution adjustments.

  The Senior Redeemable Preferred Stock was issued as part of the financing necessary to effect the Recapitalization described in note 2. The Senior Redeemable Preferred Stock is recorded at its liquidation preference discounted for unaccreted issuance costs and the value assigned to the warrants. The preferred stock discount is being accreted by charging accumulated deficit over the twelve-year term of the Senior Redeemable Preferred Stock.

  Holders of the Senior Redeemable Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company out of funds legally available therefor, dividends on the Senior Redeemable Preferred Stock at a rate per annum of 13 7/8% of the liquidation preference per share of Senior Redeemable Preferred Stock, payable quarterly in arrears on each March 15, June 15, September 15 and December 15 commencing September 15, 1998. All dividends are cumulative, whether or not earned or declared, on a daily basis from June 24, 1998 and compound on a quarterly basis. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to June 15, 2003, either in cash or by the issuance of additional shares of Senior Redeemable Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be payable in cash. Dividends on the Senior Redeemable Preferred Stock are accrued monthly to the liquidation preference amount by charges to accumulated deficit for dividends expected to be paid by issuing additional shares of Senior Redeemable Preferred Stock. The dividend rate on the Senior Redeemable Preferred Stock is subject to increase by 2% upon the occurrence of certain events including the failure to pay dividends in cash after June 15, 2003 and failure to comply with certain covenants and conditions. The Company's Senior Credit Facility and the indenture under its Notes, contain limitations on the Company's ability to pay cash dividends on the Senior Redeemable Preferred Stock.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

  The Company is required to redeem all of the Senior Redeemable Preferred Stock outstanding on June 15, 2010, at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, all accumulated and unpaid dividends to the redemption date. The Senior Redeemable Preferred Stock is redeemable at the option of the Company in whole or in part, at any time and from time to time on or after June 15, 2001, at redemption prices ranging from 110% of the liquidation preference to 100% of the liquidation preference depending on the redemption date.

  The Senior Redeemable Preferred Stock is exchangeable at the option of the Company at any time for junior subordinated debentures of the Company or, at the option of the Company, debentures of a holding company of the Company (in either case, the "Exchange Debentures"), with an interest rate equal to the dividend rate on the Senior Redeemable Preferred Stock, payable in cash or in additional Exchange Debentures at the option of the issuer thereof until the fifth anniversary of the issuance of the Senior Redeemable Preferred Stock and in cash thereafter. The Senior Redeemable Preferred Stock and the Exchange Debentures, if issued, will be redeemable at the option of the holders thereof upon a change of control of the Company at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid dividends or interest thereon, as the case may be, to the redemption date. The Senior Redeemable Preferred Stock contains, and the Exchange Debentures, if issued, will contain, certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends and make certain other distributions, enter into transactions with affiliates or merge or consolidate.

(11) EMPLOYEE STOCK OPTIONS AND AWARDS

  At January 31, 1999, the Company has outstanding options under its 1995 Stock Option and Incentive Award Plan and under an employment agreement (now expired) with its former chief executive officer. As described in note 1(r), the Company applies APB 25 in accounting for stock options and awards. Accordingly, no compensation cost has been recognized for stock options granted at exercise prices equal to or above fair market value at the date of grant. No performance based options were issued during the three years ended January 31, 1999.

  In connection with the Recapitalization, the Company determined to adjust all options that remained unexercised after the Recapitalization by reducing the exercise price of each option by $12.50, but not to less than 25% of the average trading price of the Company's common stock for a ten-day period following the completion of the Recapitalization which was $10.00 per share. If the $12.50 adjustment resulted in the exercise price of an option being reduced to less than 25% of such average trading price or $2.50, the option holder had the right to receive cash in lieu of further reduction of the option price when such options become exercisable. As an alternative to accepting a $12.50 reduction in option price, the Company allowed holders of options to voluntarily surrender their options to the Company and in exchange receive new options to purchase a reduced number (approximately 42.7% fewer) of shares of Company common stock at $10.00 per share with the same proportional vesting schedule and performance criteria, if any, as the options surrendered. As a result of the $12.50 reduction in option prices for certain of the outstanding options, the Company recorded a charge to compensation expense during the year ended January 31, 1999 pursuant to APB 25 of approximately $4.3 million for the difference between the aggregate adjusted option prices and the post-Recapitalization trading price of $10.00 per share. Approximately $0.6 million of such compensation expense was paid in cash to option holders in lieu of reducing option prices to less than 25% of the post-Recapitalization trading price. Because of the adjustments to option prices in connection with the Recapitalization and the compensation expense recorded under APB 25, the Company reflected a credit in its pro forma compensation expense using the fair value method under SFAS 123 for the year ended January 31, 1999.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

  Had the Company determined compensation cost for the stock options pursuant to the fair value based accounting method consistent with the provisions of SFAS 123, pro forma net income (loss) per common share would have been as follows:

                                                       Year ended January 31,
                                                      -------------------------
                                                        1999      1998   1997
                                                      ---------  ------ -------
                                                       (In thousands, except
                                                         per share amounts)
Net income (loss) to common stockholders:
  As reported........................................ $(104,410) 40,699 (11,323)
                                                      =========  ====== =======
  Pro forma.......................................... $(103,112) 38,343 (12,922)
                                                      =========  ====== =======
Net income (loss) to common stockholders
 per share--basic:
  As reported........................................ $   (7.24)   2.01   (0.71)
                                                      =========  ====== =======
  Pro forma.......................................... $   (7.15)   1.89   (0.81)
                                                      =========  ====== =======
Net income (loss) to common stockholders
 per share--assuming dilution:
  As reported........................................ $   (7.24)   1.93   (0.71)
                                                      =========  ====== =======
  Pro forma.......................................... $   (7.15)   1.82   (0.81)
                                                      =========  ====== =======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three years ended January 31, 1999: no dividend yield for any year; expected volatility of 39% for fiscal 1999, 29% for fiscal 1998 and 28% for fiscal 1997; weighted-average risk-free interest rate of 4.8% for fiscal 1999, 5.5% for fiscal 1998 and 6.2% for fiscal 1997; and weighted average expected lives of 4.3 years for fiscal 1999, 4.3 years for fiscal 1998, and
3.5 years for fiscal 1997.

  Pro forma net income (loss) reflects only options granted in the four years ended January 31, 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented because compensation cost is reflected over option vesting periods (ranging from 2 to 5 years) and compensation cost for options granted prior to February 1, 1995 is not considered.

 Directors' Stock Plan

  In fiscal 1996, the Company adopted the Samsonite Corporation 1996 Directors' Stock Plan (the "Plan") and reserved 200,000 shares of its common stock for issuance under the Plan. Under the Plan, each non-employee director may elect to receive common stock for directors' fees valued at fair market value in lieu of cash. At January 31, 1999, 22,200 shares of common stock had been issued under the Plan.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

 1995 and 1999 Stock Option and Incentive Award Plans

  The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) ("the 1995 Plan") reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 1999, all awards under the 1995 Plan were nonqualified stock options.

  On July 15, 1998, the Board of Directors of the Company adopted the FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan"), which was approved by the Company's stockholders on August 28, 1998. The 1999 Plan has 750,000 shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 1999, no awards have been made out of shares reserved for the 1999 Plan.

 Former Chief Executive Officers' Employment Agreements

  Pursuant to the employment contract effective May 15, 1996 with the former Chief Executive Officer, Richard R. Nicolosi, the Company granted Mr. Nicolosi options to purchase 425,532 shares of common stock at an exercise price of $18.25 per share. The exercise price for all of Mr. Nicolosi's options was reduced to $5.75 per share in connection with the Recapitalization. Options to purchase 186,170 shares of common stock (the "Series A Options") are time-vesting options and options to purchase 239,362 shares of common stock (the "Series B Options") are subject to certain performance requirements with respect to accelerating vesting. The options have a five-year term. All of the Series A and Series B Options have vested.

  Also in connection with the performance by Mr. Nicolosi of services pursuant to his employment, the Company issued to Mr. Nicolosi 60,000 shares of restricted common stock (the "Restricted Shares") which have all vested. The Company recognized compensation expense for the market value ($18.25 per share) of the shares at the date of grant over the two-year vesting period.

  Additionally, on June 6, 1996, the Company sold and issued to Mr. Nicolosi 55,000 shares of common stock at the market value of $18.25 per share, or an aggregate purchase price of $1,003,750.

  Pursuant to an employment agreement with another former chief executive officer dated April 13, 1995, certain options previously granted were canceled and options to purchase 653,668 shares of common stock (granted June 8, 1993 at market value) became fully vested and exercisable at $11.87 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Under the employment agreement, the executive was also granted options for 500,000 shares of common stock at $24.85 per share and 1,000,000 shares of common stock at $32.85 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Options for 300,000 of such shares lapsed. The remaining options for 1,200,000 shares of common stock became fully exercisable upon the cessation of the executive's employment as of May 15, 1996. On February 11, 1997, the executive exercised all outstanding options for a total of 1,853,668 shares. The exercise price was paid by the return of 889,450 shares of common stock owned by the executive to the Company and cash of $6,622,139. See note 19.

                     SAMSONITE CORPORATION AND SUBSIDIARIES

  Also under the employment agreement, the Company sold 425,532 shares of common stock to the executive for a $10 million promissory note which was presented in the accompanying consolidated financial statements as a reduction of stockholders' equity until it was repaid in full on October 11, 1996. The note bore interest at 8 1/8% per annum and the Company agreed to pay the executive additional compensation equal to the interest due on the note.

 Other Options and Stock Awards

  In October 1996, a former officer exercised options to purchase 17,500 shares granted under an individual stock option agreement at an exercise price of $11.14 per share.

  Effective May 15, 1996, the Company entered into agreements ("Share Bonus Agreements") with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock ("Bonus Shares"), payable if the executive remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The shares are also issuable in the event of certain types of terminations. Bonus Shares were issued to one executive subsequent to his termination of employment on February 1, 1998 and the remaining compensation expense related to his shares was recognized at that time. The Company is recognizing compensation expense equal to the market value of the shares at May 15, 1996 ($18.25 per share) over the vesting period for the two remaining executives. In connection with the completion of the Recapitalization, the Share Bonus Agreements for the remaining two executives were amended to permit the tender of Bonus Shares to the Company. As a result, the Company purchased 20,026 of the Bonus Shares from each of the two executive officers, representing the same percentage of shares accepted in the Recapitalization from other stockholders. The remainder of the outstanding Bonus Shares are subject to the original terms of the Share Bonus Agreements, including the vesting provisions thereof.

 Stock Option Summary

  A summary of stock option transactions follows:

                                                          Year ended January 31,
                                       ---------------------------------------------------------------
                                              1999                  1998                 1997
                                       -------------------- --------------------- --------------------
                                                  Weighted-             Weighted-            Weighted-
                                                   Average               Average              Average
                                                  Exercise              Exercise             Exercise
                                        Shares      Price     Shares      Price    Shares      Price
                                       ---------  --------- ----------  --------- ---------  ---------
Outstanding at beginning of year.....  2,565,050   $26.27    4,579,072   $24.79   2,171,168   $24.51
Granted..............................    218,000   $ 9.38      213,953   $40.16   2,754,142   $25.52
Exercised:
  By former Chief Executive Officer..        --             (1,853,668)  $23.73         --
  By others..........................   (494,649)  $14.97      (68,985)  $12.82     (28,870)  $11.18
Forfeited............................   (194,753)  $22.52     (305,322)  $32.27    (317,368)  $30.47
Adjustments for Recapitalization (see
 note 2).............................   (477,854)                  --                   --
                                       ---------            ----------            ---------
Outstanding at end of year...........  1,615,794   $ 7.39    2,565,050   $26.27   4,579,072   $24.79
                                       =========   ======   ==========   ======   =========   ======
Options exercisable at end of year...    981,419   $ 6.40      897,192   $21.82   2,176,945   $22.67
                                       =========   ======   ==========   ======   =========   ======
Weighted-average fair value of
 options granted during the year.....  $    3.60            $    13.17            $    7.59
                                       =========            ==========            =========

                     SAMSONITE CORPORATION AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at January 31,1999:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average               Average
        Range of           Number    Contractual Exercise    Number    Exercise
    Exercise Prices      Outstanding    Life       Price   Exercisable   Price
    ---------------      ----------- ----------- --------- ----------- ---------
$2.50 to $8.50..........   824,612    3.2 years    $4.94     687,329     $4.88
$9.38 to $16.00.........   791,182    8.0 years    $9.94     294,090     $9.97

(12) INCOME TAXES

  Income tax expense (benefit) attributable to income (loss) from operations consists of:

                                                   Current   Deferred  Total
                                                   --------  -------- -------
                                                        (In thousands)
   Year ended January 31, 1999:
     U.S. federal................................. $(13,829)  29,944   16,115
     Foreign......................................    7,995    1,876    9,871
     U.S. state and local.........................     (759)   1,573      814
                                                   --------   ------  -------
                                                   $ (6,593)  33,393   26,800
                                                   ========   ======  =======
   Year ended January 31, 1998:
     U.S. federal................................. $  9,068    4,246   13,314
     Foreign......................................    7,841   (1,108)   6,733
     U.S. state and local.........................    1,429    1,612    3,041
                                                   --------   ------  -------
                                                    $18,338    4,750   23,088
                                                   ========   ======  =======
   Year ended January 31, 1997:
     U.S. federal................................. $    923    1,408    2,331
     Foreign......................................    7,443     (249)   7,194
     U.S. state and local.........................      658      206      864
                                                   --------   ------  -------
                                                     $9,024    1,365   10,389
                                                   ========   ======  =======

  Components of income (loss) from operations before income taxes, minority interest, and extraordinary item are as follows:

                                                    Year ended January 31,
                                                   --------------------------
                                                     1999      1998    1997
                                                   --------  -------- -------
                                                        (In thousands)
   United States.................................. $(75,539)  63,633  (10,408)
   Other nations..................................   20,861   16,619   10,515
                                                   --------   ------  -------
       Total...................................... $(54,678)  80,252      107
                                                   ========   ======  =======

                     SAMSONITE CORPORATION AND SUBSIDIARIES

  Income tax expense (benefit) attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 1999 and 1998, and 34% for fiscal 1997 as a result of the following:

                                                      Year ended January 31,
                                                      ------------------------
                                                        1999     1998    1997
                                                      --------  ------  ------
                                                          (In thousands)
Computed "expected" tax expense (benefit)............ $(19,137) 28,088      36
Increase (decrease) in taxes resulting from:
  Foreign tax credits, net of valuation allowance....      --   (3,337)    --
  Increase (reduction) in valuation allowance........   44,077    (646)    --
  Tax rate differential on foreign earnings..........    2,570     916   3,320
  Amortization of intangibles........................      --      --    7,746
  State income taxes, net of federal benefit.........      529   1,977     570
  Deemed dividends from foreign subsidiary...........   15,901   1,057     --
  Adjustment of reserves related to prior year's tax
   provisions........................................  (17,100) (4,445)    --
  Other, net.........................................      (40)   (522) (1,283)
                                                      --------  ------  ------
Income tax expense................................... $ 26,800  23,088  10,389
                                                      ========  ======  ======

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

                                                               January 31,
                                                            ------------------
                                                              1999      1998
                                                            ---------  -------
                                                             (In thousands)
Deferred tax assets:
  Accounts receivable valuation allowances................. $   3,934    5,550
  Inventory costs capitalized for tax purposes.............     1,614      931
  Other accruals and reserves accrued for financial
   reporting purposes......................................    37,129   38,088
  Post-retirement benefits accrued for financial reporting
   purposes................................................     6,472    6,338
  Foreign tax credit carryforwards.........................    26,787    8,820
  Net operating loss and minimum tax carryforwards.........    67,643   53,111
                                                            ---------  -------
    Total gross deferred tax assets........................   143,579  112,838
  Less valuation allowance.................................  (101,502) (34,888)
                                                            ---------  -------
      Deferred tax assets, net of valuation allowance......    42,077   77,950
                                                            ---------  -------
Deferred tax liabilities:
  Plant, equipment and intangibles, due to differences as a
   result of fresh start...................................    43,350   45,484
  Plant and equipment, due to differences in depreciation
   methods.................................................     9,993   10,037
  Other accruals and reserves..............................     3,289    6,536
                                                            ---------  -------
    Total gross deferred tax liabilities...................    56,632   62,057
                                                            ---------  -------
      Net deferred tax asset (liability)................... $ (14,555)  15,893
                                                            =========  =======

                    SAMSONITE CORPORATION AND SUBSIDIARIES

  The components of the net current deferred tax asset and net noncurrent deferred tax liability were as follows:

                                                               January 31,
                                                            ----------------
                                                              1999     1998
                                                            --------  ------
                                                            (In thousands)
Net current deferred tax asset:
  U.S. federal............................................. $    --   27,341
  Foreign..................................................    2,491   2,222
  U.S. state and local.....................................      --    2,060
                                                            --------  ------
                                                               2,491  31,623
                                                            --------  ------
Net noncurrent deferred tax liability:
  U.S. federal.............................................      --    1,045
  Foreign..................................................   17,046  13,886
  U.S. state and local.....................................      --      799
                                                            --------  ------
                                                              17,046  15,730
                                                            --------  ------
  Net deferred tax asset (liability)....................... $(14,555) 15,893
                                                            ========  ======

  The valuation allowance for deferred tax assets was increased from $34,888,000 at January 31, 1998 to $101,502,000 at January 31, 1999. The
increase in the valuation allowance is primarily based on an assessment of the likelihood of the realization of net U.S. deferred tax assets in view of (i) the current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the increased level of ongoing interest expense as a result of the Recapitalization. The valuation allowance was increased from $33,961,000 at January 31, 1997 to $34,888,000 at January 31, 1998 primarily to allow for potential unused foreign tax credit carryforwards, unused net operating losses, and unused future deductions. If the Company should recognize a tax benefit for pre-reorganization net operating losses, for which a valuation allowance had been established, it would be applied to reduce intangible assets until exhausted and then to increase additional paid-in capital.

  At January 31, 1999, the Company has net operating loss carryforwards of approximately $173,129,000 million for federal income tax purposes, expiring at various dates through 2012. As a result of the reorganization in 1993, the Company had a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is subject to an annual limitation of $17,200,000 per year, as adjusted for unused yearly limitations.

  Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $71,860,000 and $81,660,000 as of January 31, 1999 and 1998, respectively.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

(13) PENSION AND OTHER EMPLOYEE BENEFITS

  Certain subsidiaries of the Company have pension plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The following tables provide combined information relevant to the Company's pension and other employee benefit plans:

                                                             Post Retirement
                                          Pension Benefits      Benefits
                                          -----------------  ----------------
                                           Fiscal Year Ended January 31,
                                          -----------------------------------
                                            1999     1998     1999     1998
                                          --------  -------  -------  -------
                                                   (In thousands)
   Change in Benefit Obligation
     Benefit obligation at beginning of
      year............................... $191,718   86,063   10,620   10,285
     Service cost........................    1,950    2,290      526      465
     Interest cost.......................   13,498    6,350      792      715
     Plan participants' contributions....      --       --       333      309
     Amendments..........................      --       --       --       --
     Actuarial (gain)/loss...............   10,018    3,327    2,991     (316)
     Merger of assumed pension plans.....      --   101,305      --       --
     Benefits paid.......................  (18,994)  (6,437)    (760)    (833)
     Curtailments........................     (591)  (1,146)     --       --
     Special termination benefits........    1,737      --       --       --
     Translation adjustment..............      308      (34)     (10)      (5)
                                          --------  -------  -------  -------
       Benefit obligations at end of
        year.............................  199,644  191,718   14,492   10,620
                                          --------  -------  -------  -------
   Change in Plan Assets
     Fair value of plan assets at
      beginning of year..................  207,352  110,902      --       --
     Actual return on plan assets........   47,297   27,917      --       --
     Acquisition.........................       43   74,569      --       --
     Employer contribution...............      133    1,119      418      515
     Plan participants' contributions....      --       --       333      309
     Translation adjustment..............      --       128      --       --
     Benefits paid.......................  (20,560)  (7,283)    (751)    (824)
                                          --------  -------  -------  -------
       Fair value of plan assets at end
        of year..........................  234,265  207,352      --       --
                                          --------  -------  -------  -------
     Funded status.......................   34,621   15,634  (14,492) (10,620)
     Unrecognized net obligation gain....      --      (262)     --       --
     Unrecognized net actuarial gain.....  (61,779) (42,748)  (2,860)  (6,195)
     Unrecognized prior service cost.....    1,258      933      --       --
                                          --------  -------  -------  -------
       Prepaid (accrued) benefit cost.... $(25,900) (26,443) (17,352) (16,815)
                                          ========  =======  =======  =======
   Weighted Average Assumptions
     Discount rate.......................      7.0%     7.3%     7.0%     7.3%
     Expected return on plan assets......      8.5%     8.5%     N/A      N/A
     Rate of compensation increase.......      3.5%     3.5%     N/A      N/A

  For post-retirement benefit measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1999. The rate was assumed to decrease gradually to 5.5% for fiscal 2005 and remain at that level thereafter.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                                             Pension          Post-
                                             Benefits  retirement Benefits
                                          ---------------  --------------------
                                            Fiscal Year Ended January 31,
                                          -------------------------------------
                                           1999     1998     1999       1998
                                          -------  ------  ---------  ---------
                                                    (In thousands)
Components of Net Periodic Benefit Costs
  Service cost..........................  $ 1,934   2,332        527        465
  Interest cost.........................   13,451   6,460        782        701
  Expected return on plan assets........  (15,657) (8,450)       --         --
  Amortization of prior service cost....      102     107        --         --
  Recognized net actuarial loss.........   (1,515)   (905)      (330)      (372)
  Recognized curtailment (gain)/loss....     (539) (1,113)       --         --
  Recognized termination benefit
   (gain)/loss..........................    1,737     --         --         --
                                          -------  ------  ---------  ---------
    Total net periodic benefit cost
     (income)...........................  $  (487) (1,569)       979        794
                                          =======  ======  =========  =========

  Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1% Point 1% Point
                                                            Increase Decrease
                                                            -------- --------
                                                             (In thousands)
      Effect on total of service and interest cost
       components..........................................    186      (145)
      Effect on post-retirement benefit obligation.........  1,513    (1,258)

  For pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $34,903,000, $34,186,000 and $32,669,000 as of January 31,
1999 and $31,289,000, $31,035,000 and $28,712,000 as of January 31, 1998.

  Plan assets are primarily invested in cash equivalents, equity securities and fixed income instruments.

  The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of employees of substantially all U.S. operations. Expense related to continuing operations of these plans was $797,000, $792,000 and $1,237,000 for the years ended January 31, 1999, 1998 and 1997, respectively. The plans do not have significant liabilities other than benefit obligations.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 Cash and Cash Equivalents, Trade Receivables, Accounts Payable, Short-term Debt, and Accrued Expenses

  The carrying amount approximates fair value because of the short maturity or duration of these instruments.

 Senior Subordinated Notes

  The Company estimates that the fair value of the 10 3/4% Notes at January 31, 1999 approximates $280,000,000 based on recent interdealer transactions which were priced at approximately $80.00 per $100.00 of principal.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

 Senior Credit Facility and Other Long-term Obligations

  The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

 Foreign Currency Forward Delivery Contracts

  The fair value of foreign currency forward delivery contracts (see note 1n) is estimated by reference to market quotations received from banks. At January 31, 1999 and 1998, the contract value of foreign currency forward delivery agreements outstanding was approximately $73,990,000 and $26,357,000, respectively. The settlement value of these instruments was at that date approximately $75,647,000 and $24,963,000, respectively.

 Limitations

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(15)  LITIGATION, COMMITMENTS AND CONTINGENCIES

 Litigation

  The Company and certain related parties have been the subject of various purported shareholder class action lawsuits and a purported derivative action filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court, City and County of Denver; United States District Court for the District of Colorado; and the Delaware Court of Chancery (together, the "Shareholder Litigation"). On April 9, 1999, the Company entered into an insurance agreement with a major insurance carrier whereby the carrier assumed responsibility for the defense and ultimate resolution of the Shareholder Litigation. In connection with the insurance agreement, the Company entered into certain agreements and releases and agreed to make a cash premium payment, net of potential future reimbursements, to the insurer ranging from an estimated minimum payment of $7.0 million to a maximum payment of $17.5 million depending on the ultimate cost to defend and resolve the pending litigation. The Company is responsible for paying all legal defense costs prior to the effective date of the insurance agreement, but expects that substantially all costs incurred subsequent to the effective date to defend and resolve the Shareholder Litigation will be covered by the insurance agreement. The Company believes that substantially all costs it will incur to defend and resolve the litigation have been accrued in the accompanying consolidated financial statements as of January 31, 1999.

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

                     SAMSONITE CORPORATION AND SUBSIDIARIES

  As a result of a change in New York law in fiscal 1998, which adversely affected the Company's ability to favorably settle the remaining claims, the Company has entered into a non-binding agreement-in-principle to settle the remaining amount of these claims for approximately $9.4 million. At January 31, 1999, other accrued expenses include $10.3 million provided for these remaining claims. The Company expects final settlement to occur in the first half of fiscal 2000.

 Union Agreements

  Union membership in the Company's European manufacturing plants varies from country to country and is not officially known; however, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, 500 production employees are unionized under a contract which next expires on April 9, 1999.

 Other

  In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

(16) OTHER INCOME (EXPENSE), NET

  Other income (expense), net consisted of the following:

                                                   Year ended January 31,
                                               --------------------------------
                                                 1999          1998       1997
                                               ---------  -------------- ------
                                                          (In thousands)
Net realized gains from foreign currency
 forward delivery contracts..................  $   1,420       6,463      2,829
Unrealized gain (loss) from foreign currency
 forward delivery contracts..................     (1,212)        --         --
Gain (loss) on disposition of assets held for
 sale and fixed assets, net..................      3,243        (377)       (62)
Equity in loss of unconsolidated affiliate...     (1,875)       (547)       (33)
Accrued costs related to shareholder litiga-
 tion (note 15), favorable adjustments to
 accruals and allowances related to previous
 operations and accrual for taxes recorded in
 connection with the Reorganization referred
 to in note 1(b).............................    (23,200)     24,909     15,431
Other, net...................................     (3,727)     (2,154)       656
                                               ---------      ------     ------
                                               $ (25,351)     28,294     18,821
                                               =========      ======     ======

                    SAMSONITE CORPORATION AND SUBSIDIARIES

(17)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following is a summary of the unaudited quarterly financial information:

                                                       Three months ended
                                         --------------------------------------------
                                         April 30,  July 31,  October 31,  January 31,
                                           1998      1998       1998         1999(a)
                                         ---------  -------    -------     ----------
                                           (In thousands, except per share amounts)
Net sales..............................  $ 156,676  163,662    199,079        178,004
                                         =========  =======    =======        =======
Gross profit...........................  $  59,403   64,128     86,592         74,174
                                         =========  =======    =======        =======
Income (loss) before extraordinary
 item..................................  $  (4,703) (27,097)     2,966        (53,484)
                                         =========  =======    =======        =======
Net income (loss)......................  $ (10,927) (27,333)     2,966        (53,484)
                                         =========  =======    =======        =======
Net loss to common stockholders........  $ (10,927) (29,912)    (3,415)       (60,156)
                                         =========  =======    =======        =======
Income (loss) per share attributable to
 common stockholders--basic and
 assuming dilution:
  Income (loss) before extraordinary
   item................................  $   (0.23)   (1.81)     (0.33)         (5.76)
                                         =========  =======    =======        =======
  Net income...........................  $   (0.54)   (1.82)     (0.33)         (5.76)
                                         =========  =======    =======        =======

                                                       Three months ended
                                         --------------------------------------------
                                         April 30,   July 31, October 31,  January 31,
                                            1997      1997       1997         1998
                                         ---------  -------    -------     ----------
                                           (In thousands, except per share amounts)
Net sales.............................   $ 169,562  179,545    211,104        176,664
                                         =========  =======    =======        =======
Gross profit..........................   $  70,269   78,228     89,859         74,170
                                         =========  =======    =======        =======
Income before extraordinary item......   $   8,499   20,291     23,519          4,568
                                         =========  =======    =======        =======
Net income............................   $   1,866   17,301     16,955          4,577
                                         =========  =======    =======        =======
Income per share attributable to
 common stockholders--basic:
  Continuing operations before
   extraordinary item.................   $     .43     1.00       1.15            .22
                                         =========  =======    =======        =======
  Net income..........................   $     .09      .85        .83            .22
                                         =========  =======    =======        =======
Income per share attributable to
 common stockholders--assuming
 dilution:
  Income before extraordinary item....   $     .41      .96       1.11            .22
                                         =========  =======    =======        =======
  Net income..........................   $     .09      .82        .80            .22
                                         =========  =======    =======        =======

--------
(a) In the fourth quarter of fiscal 1999, the Company revised its estimate of the likelihood of the realizability of deferred tax assets related to U.S. operations. As a result, the valuation allowance for deferred tax assets was increased and accruals for tax reserves were reduced resulting in an net fourth quarter charge to income tax expense of approximately $16.7 million.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

(18) Information Concerning Business Segments

  During the year ended January 31, 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Certain information for 1998 and 1997 has been reclassified from the prior year's presentation in order to conform to the 1999 presentation.

  The Company has one line of business: the manufacture and distribution of luggage and other travel-related products. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations, Canada, Latin America, and South America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company, royalties from the Japanese luggage licensee and corporate overhead.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see note 1). The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based.

  Segment information for the years ended January 31, 1999, 1998 and 1997 is as follows:

                                    U.S.     U.S.    Other             Other
1999                      Europe  Wholesale Retail  Americas  Asia   Operations Eliminations Totals
----                     -------- --------- ------- -------- ------  ---------- ------------ -------
                                                       (In thousands)
Revenues from external
 customers.............. $304,986  179,577  128,595  45,588  22,902    15,773          --    697,421
Intersegment revenues... $  2,040   55,772      --    6,330   9,068       --       (73,210)      --
Operating income (loss)
 (a).................... $ 39,709  (32,403)   9,319     236     484   (13,893)       4,722     8,174
Total assets............ $185,226  131,547   33,004  48,737  26,581   295,656      (99,316)  621,435
Capital expenditures.... $ 10,062    9,841    3,289   1,038   2,323       126          --     26,679
Depreciation and
 amortization........... $ 11,933    7,396    1,975   1,065   1,554     6,720       (3,589)   27,054
1998
----
Revenues from external
 customers.............. $277,155  269,766  108,896  40,653  21,881    18,524          --    736,875
Intersegment revenues... $  7,486   38,422      --    9,914  11,181       --       (67,003)      --
Operating income (loss)
 (a).................... $ 35,627   30,701    6,838  (2,312)   (342)   (2,759)       1,549    69,302
Total assets............ $171,710  161,343   42,683  71,983  34,568   698,665     (570,903)  610,049
Capital expenditures.... $ 18,650    4,616    4,849   1,328   6,271       599          --     36,313
Depreciation and
 amortization........... $ 11,600    7,651    1,239     864     941     9,962       (3,663)   28,594
1997
----
Revenues from external
 customers.............. $280,788  292,297   78,499  43,364  26,244    19,946          --    741,138
Intersegment revenues... $  5,053    5,202      --    4,482   1,966       --       (16,703)      --
Operating income
 (loss)(a).............. $ 27,723   14,037    4,880     314   2,604   (42,165)       8,144    15,537
Total assets............ $184,819  149,671   21,767  62,468  15,214   690,097     (531,378)  592,658
Capital expenditures     $  9,215   10,189    2,138   1,848   4,297     3,406          --     31,093
Depreciation and
 amortization........... $ 15,416    8,187      685     972      86    32,763      (4,220)    53,889

--------
(a) Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other--net, income taxes, minority interest, and extraordinary items. General corporate expenses and amortization of reorganization value in excess of identifiable assets are included in other operations.

    The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the years ended January 31, 1999, 1998 and 1997, the Company had net gains (losses) from such transactions of $208,000, $6,463,000 and $2,829,000, respectively, which are included in nonoperating income (see note 16).

                    SAMSONITE CORPORATION AND SUBSIDIARIES

Long-lived assets relating to the Company's operations by geographic area is as follows:

                                                                  JANUARY 31,
                                                                ----------------
                                                                  1999    1998
                                                                -------- -------
                                                                 (IN THOUSANDS)
      United States............................................ $ 67,402  65,187
      Belgium..................................................   44,923  40,293
      Other Europe.............................................   19,554  19,623
      Other....................................................   17,762  17,248
                                                                -------- -------
                                                                $149,641 142,351
                                                                ======== =======

(19) STOCK SALES

  On April 9, 1999, the Company announced that it plans to commence a $75 million rights offering to its stockholders to strengthen its capitalization. Under the terms of the rights offering, the Company would distribute, on a pro rata basis, to all of its common stockholders of record as of a date to be determined, transferable rights to purchase additional shares of common stock. It is currently contemplated that the rights will be exercisable at a price of $6.00 per share. Affiliates of Apollo Investment Fund, L.P. ("Apollo"), Samsonite's largest stockholder, have agreed to purchase their full pro rata share of the common shares offered in the rights offering and to "backstop" the rights offering by purchasing additional common shares not purchased by other stockholders, subject to a maximum aggregate subscription by Apollo of $37.5 million.

  Apollo has funded in advance its pro rata subscription amount by purchasing $25.4 million of non-voting convertible junior preferred stock. The preferred stock purchased by Apollo has an initial conversion rate that equates to $6.00 per share and is the economic equivalent of 4,235,000 shares of common stock. Subject to SEC clearance and further Board action, Samsonite intends to commence the common stock rights offering during the second quarter of 1999. The rights offering will be made only by means of a prospectus.

  On February 11, 1997, the Company completed the sale of 3,300,000 shares of its common stock in a public offering and received net cash proceeds therefrom of approximately $130,242,000. In addition, the former CEO (see note 11) exercised options for 1,853,668 common shares and sold these shares in the public offering. The Company received approximately $6,600,000 in cash from the exercise of these options.

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)

Column A                  Column B    Column C   Column D    Column E    Column F
--------                 ---------- ------------ --------- ------------- --------
                                                                         Balance
                         Balance at                                       at End
                         Beginning                                          of
Description              of Period  Additions(a) Transfers Deductions(b)  Period
-----------              ---------- ------------ --------- ------------- --------
Year Ended January 31,
 1999
Allowance for Trade
 Receivables............  $ 8,766        396        --        (2,097)      7,065
Allowance for Long-Term
 Assets.................      706        --         --          (185)        521
                          -------      -----        ---       ------      ------
Total...................  $ 9,472        396        --        (2,282)      7,586
                          =======      =====        ===       ======      ======
Year Ended January 31,
 1998
Allowance for Trade
 Receivables............  $ 7,431      4,341        --        (3,006)      8,766
Allowance for Long-Term
 Assets.................    5,556        --         --        (4,850)        706
                          -------      -----        ---       ------      ------
Total...................  $12,987      4,341        --        (7,856)      9,472
                          =======      =====        ===       ======      ======
Year Ended January 31,
 1997
Allowance for Trade
 Receivables............  $ 8,152      2,815        --        (3,536)      7,431
Allowance for Long-Term
 Assets.................   10,104        --         --        (4,548)      5,556
                          -------      -----        ---       ------      ------
Total...................  $18,256      2,815        --        (8,084)     12,987
                          =======      =====        ===       ======      ======

--------
Notes:
(a)Amounts charged to costs and expenses.
(b) Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

                               INDEX TO EXHIBITS

 Exhibit Description
 ------- ----------------------------------------------------------------------
 2.1     Distribution Agreement dated as of July 14, 1995, between the Company and Culligan Water Technologies, Inc./1/
 2.2     Tax Sharing Agreement dated as of July 14, 1995, between the Company and Culligan Water Technologies, Inc./1/
 2.3     Company's Second Amended Plan of Reorganization Under Chapter 11 of
         the Bankruptcy Code, dated February 17, 1993 (the "Plan")./2/
 2.4     Modification of the Plan, dated May 21, 1993./3/
 2.5     Notice to holders of Senior Subordinated Notes regarding the Stock
         Elections described in the Plan./3/
 2.6     Order of the United States Bankruptcy Court for the Southern District
         of New York, dated May 25, 1993, confirming the Plan and authorizing and directing certain actions in connection therewith./3/
 3.1     Amended and Restated Certificate of Incorporation of the Company./4/
 3.2     Certificate of Ownership and Merger dated July 14, 1995./1/
 3.3     By-Laws of the Company./4/
 4.1     Indenture, dated as of June 24, 1998, between the Company and United
         States Trust Company of New York./13/
 4.2     Certificate of Designation of the Powers, Preferences and Relative,
         Participating, Option and other Special Rights of 13 7/8% Senior
         Redeemable Exchangeable Preferred Stock and Qualifications,
         Limitations and Restrictions thereof./14/
 4.3     Certificate of Correction to the Certificate of Designation of the
         Powers, Preferences and Relative, Participating, Option and other
         Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred
         Stock and Qualifications, Limitations and Restrictions thereof./14/
 4.4     Indenture, in respect of the 13 7/8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the
         Company and United States Trust Company of New York./14/
 4.5     Form of Indenture, in respect of the 13 7/8% Senior Debentures due
         2010 of Holdings, to be dated as of the Exchange Date, between
         Samsonite Holdings Inc. and United States Trust Company of New
         York./14/
 4.6     Description of the Company's common stock, par value $.01 per share, and the associated preferred stock purchase rights./17/
 10.1    Seconded Amended and Restated Multicurrency Revolving Credit and Term
         Loan Agreement dated as of June 25, 1998, between the Company,
         Samsonite Europe N.V. and Bank of America National Trust and Savings
         Association, BankBoston, N.A., and various other lending institutions,
         Bank of America National Trust and Savings Association, as
         Administrative Agent, BankBoston, N.A. as Syndication Agent, Canadian
         Imperial Bank of Commerce, as Documentation Agent and BankAmerica
         Robertson Stephens and BancBoston Securities Inc., as Arrangers./13/

 Exhibit Description
 ------- ----------------------------------------------------------------------
 10.2    First Amendment to Second Amended and Restated Multicurrency Revolving
         Credit and Term Loan Agreement, dated as of October 1, 1998 between the Company, Samsonite Europe N.V. and various other lending institutions./16/
 10.3    Second Amendment and Waiver to Second Amended and Restated
         ----------------------------------------------------------
         Multicurrency Revolving Credit and Term Loan Agreement, dated as of
         -------------------------------------------------------------------
         January 29, 1999 between the Company, Samsonite Europe N.V., and
         ----------------------------------------------------------------
         various other lending institutions.
         ----------------------------------
 10.4    Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Luc Van Nevel./15/
 10.5    Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Thomas R. Sandler./15/
 10.6    Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Karlheinz Tretter./15/
 10.7    Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley./15/
 10.8    Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and D. Michael Clayton./15/
 10.9    Stock Option Agreement dated as of May 15, 1996 between the Company and Richard R. Nicolosi./7/
 10.10   Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert
         H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory
         Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen./3/
 10.11   Employment Agreement, dated as of February 1, 1998, between the
         Company and Thomas R. Sandler./18/
 10.12   Consulting Agreement, dated as of February 1, 1998, between Samsonite
         Europe N.V. and Luc Van Nevel./18/
 10.13   Executive Management Agreement, dated February 1, 1998, between the
         Company and Luc Van Nevel./18/
 10.14   Employment Agreement, dated as of February 1, 1998, between Samsonite
         GmbH and Karlheinz Tretter./18/
 10.15   Overall Agreement, dated as of February 1, 1998, between the Company and Karlheinz Tretter./18/
 10.16   Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as
         Amended in 1996)./9/
 10.17   Samsonite Corporation 1995 Stock Option and Award Plan, Second
         Amendment./8/
 10.18   Stock Option Agreement, dated as of February 20, 1996, between the
         Company and Thomas R. Sandler./4/
 10.19   Stock Option Agreement, dated as of February 20, 1996, between the
         Company and Luc Van Nevel./4/
 10.20   Stock Option Agreement, dated as of February 20, 1996, between the
         Company and Karlheinz Tretter./4/

 Exhibit Description
 ------- ----------------------------------------------------------------------
 10.21   Employment Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi./5/
 10.22   Amendment to Employment Agreement, dated as of May 2, 1997, between the Company and Richard R. Nicolosi./10/
 10.23   Registration Rights Agreement, dated as of May 15, 1996, between the
         Company and Richard R. Nicolosi./5/
 10.24   Stock Sale Agreement, dated as of May 16, 1996, between the Company and Richard R. Nicolosi./5/
 10.25   Form of Agreement, made as of May 15, 1996, between the Company and each of Thomas J. Leonard, Luc Van Nevel, and Thomas R. Sandler, each agreement with respect to 38,889 shares of the Common Stock of the
         Company, par value $.01 per share./5/
 10.26   Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as Amended in 1996)./7/
 10.27   Samsonite Corporation Directors Stock Plan./9/
 10.28   Final Settlement Agreement, made as of June 20, 1996, among the
         Company, the Pension Benefit Guaranty Corporation, and others named therein (including exhibits thereto), with respect to the Schenley
         Pension Plan./6/
 10.29   Final Settlement Agreement, made as of June 20, 1996, among the
         Company, the Pension Benefit Guaranty Corporation, and others named therein (including exhibits thereto), with respect to the McCrory
         Pension Plan./6/
 10.30   Purchase Agreement, dated as of June 13, 1996, between the Company and
         Artemis America Partnership and Apollo Investment Fund, L.P./6/
 10.31   Stock Option Agreement, dated as of October 29, 1996, between the
         Company and Thomas R. Sandler./12/
 10.32   Stock Option Agreement, dated as of October 29, 1996, between the
         Company and Karlheinz Tretter./12/
 10.33   Employment Agreement, effective as of February 1, 1998, between the
         Company and Richard H. Wiley./18/
 10.34   Employment Agreement, effective as of February 1, 1998, between the
         Company and Carlo Zezza./18/
 10.35   Trademark Purchase and Assignment Agreement, dated as of October 31,
         1997, between the Company's subsidiary, McGregor L.L.C. and McGregor
         International Licensing N.V./11/
 10.36   Trademark Option Agreement, dated as of October 31, 1997, between the
         Company's subsidiary, McGregor L.L.C. and McGregor International
         Licensing N.V./11/
 10.37   Rights Agreement, dated as of May 12, 1998, between the Company and
         BankBoston, N.A. as Rights Agent, including the Form of Certificate of
         Designation, Preferences and Rights setting forth the terms of the
         Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and
         the Summary of Rights to Purchase Series B Junior Participating
         Preferred Stock as Exhibit C./17/

 Exhibit Description
 ------- ----------------------------------------------------------------------
 10.38   Agreement, made as of June 11, 1998, between the Company and Luc Van
         Nevel./13/
 10.39   Agreement, made as of June 11, 1998, between the Company and Thomas R.
         Sandler./13/
 10.40   Warrant Agreement, dated as of June 24, 1998, between the Company and
         BankBoston, N.A./15/
 10.41   Common Stock Registration Rights Agreement, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp./15/
 10.42   First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A./15/
 10.43   FY 1999 Stock Option and Incentive Award Plan/19/
 10.44   Registration Rights Agreement, dated as of June 24, 1998, by and among the Company, CIBC Oppenheimer Corp., BancAmerica Robertson Stephens,
         BancBoston Securities Inc. and Goldman, Sachs & Co./13/
 10.45   Registration Rights Agreement, in respect of the 13 7/8% Senior
         Redeemable Exchangeable Preferred Stock, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp./14/
 21      Subsidiaries of the Company
         ---------------------------
 23      Consent of KPMG LLP
         -------------------
 27      Financial Data Schedule
         -----------------------

--------

Note: Documents which are underlined above appear herein. The others are incorporated by reference as follows:

 /1/ Incorporated by reference from the Registration Statement on Form S-4
   (Registration No. 33-95642).

 /2/ Incorporated by reference from Application for Qualification of Indenture on Form T-3 (File No. 22-24448).

 /3/ Incorporated by reference from Registration Statement on Form S-1
   (Registration No. 33-71224).

 /4/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).

 /5/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1996 (File No. 0-23214).

 /6/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1996 (File No. 0-23214).

 /7/ Incorporated by reference from Registration Statement on Form S-8 filed
   June 7, 1996 (File No. 333-05467).

 /8/ Incorporated by reference from Registration Statement on Form S-8 filed
   January 30, 1997 (File No. 333-20775).

 /9/ Incorporated by reference from Proxy Statement filed May 23, 1996.

 /10/ Incorporated by reference from the Company's Quarterly Report on Form 10-
   Q for the three months ended April 30, 1997 (File No. 0-23214).

 /11/ Incorporated by reference from the Company's Quarterly Report on Form 10-
   Q for the three months ended October 31, 1997 (File No. 0-23214).

 /12/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).

 /13/ Incorporated by reference from the Registration Statement on Form S-4
   (Registration No. 333-61521).

 /14/ Incorporated by reference from the Registration Statement on Form S-4
   (Registration Statement No. 333-61519).

 /15/ Incorporated by reference from the Company's Quarterly Report on Form 10-
   Q for the three months ended July 31, 1998.

 /16/ Incorporated by reference from the Company's Quarterly Report on Form 10-
   Q for the three months ended October 31, 1998 (File No. 0-23214).

 /17/ Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).

 /18/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 0-23214).

 /19/ Incorporated by reference from Proxy Statement filed August 6, 1998.