Form 10-Q
period 1999-04-30
SAMSONITE CORP/FL
filed 1999-06-14
CIK 914478

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999
                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number:   0-23214
                         ---------------------

                               SAMSONITE CORPORATION
                          ------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                     36-3511556
--------------------                              ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

11200 East 45th Avenue, Denver, CO                   80239
-----------------------------------               ----------
(Address of principal executive offices)          (Zip Code)

                                (303)  373-2000
                  -------------------------------------------
              (Registrant's telephone number, including area code)

                     ------------------------------------
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               X    Yes          No
                            ------        ------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               X    Yes          No
                            ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,513,612 shares of common stock, par value $.01 per share, as of June 11, 1999.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------


                                                                        Page Number
                                                                        -----------
PART I -  FINANCIAL INFORMATION
--------  ---------------------
  Unaudited Consolidated Balance Sheets as of April 30, 1999
  and January 31, 1999....................................................   1

  Unaudited Consolidated Statements of Operations for the three months
  ended April 30, 1999 and 1998...........................................   3

  Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
  for the three months ended April 30, 1999...............................   4

  Unaudited Consolidated Statements of Cash Flows for the three months
  ended April 30, 1999 and 1998...........................................   5

  Unaudited Notes to Consolidated Financial Statements....................   7

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................  14

PART II - OTHER INFORMATION
          -----------------


  Item 1: Legal Proceedings...............................................  22

  Item 2: Changes in Securities...........................................  22

  Item 3: Defaults upon Senior Securities.................................  22

  Item 4: Submission of Matters to a Vote of Security Holders.............  22

  Item 5: Other Information...............................................  22

  Item 6: Exhibits and Reports on Form 8-K................................  23

  Signature...............................................................  24

  Index to Exhibits.......................................................  25

PART I - FINANCIAL INFORMATION
------------------------------


                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                   as of April 30, 1999 and January 31, 1999
                                 (In thousands)


                                                                             April 30,          January 31,
Assets                                                                            1999                 1999
------                                                                       ---------          -----------
Current assets:
      Cash and cash equivalents...........................................   $  35,202               41,932
      Trade receivables, net of allowances for doubtful accounts..........      78,782               78,329
         of $7,465 and $7,065
      Notes and other receivables.........................................      15,926               11,614
      Inventories (Note 2)................................................     174,174              187,567
      Deferred income tax assets..........................................       2,491                2,491
      Prepaid expenses and other current assets...........................      17,526               14,452
      Assets held for sale................................................         112                  112
                                                                             ---------             --------
        Total current assets..............................................     324,213              336,497

Investments in affiliates.................................................         479                  518

Property, plant and equipment, net (Note 3)...............................     144,901              149,641
Intangible assets, less accumulated amortization of $47,937 and
      $46,786 (Note 4)....................................................     112,807              114,248
Other assets and long-term receivables, net of allowances
      for doubtful accounts of $521.......................................      19,385               20,531
                                                                             ---------             --------
                                                                             $ 601,785              621,435
                                                                             =========             ========

                                                                     (Continued)


          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                   as of April 30, 1999 and January 31, 1999
                       (In thousands, except share data)


                                                                                          April 30,          January 31,
Liabilities and Stockholders' Equity (Deficit)                                                 1999                 1999
----------------------------------------------                                           ----------          -----------
Current liabilities:
      Short-term debt (Note 5).........................................................  $    8,412                8,409
      Current installments of long-term obligations (Note 5)...........................       6,436                6,923
      Accounts payable.................................................................      42,259               48,375
      Accrued liabilities..............................................................      92,684               98,541
                                                                                         ----------           ----------
        Total current liabilities......................................................     149,791              162,248

Long-term obligations, less current installments (Note 5)..............................     476,045              496,173
Deferred income tax liabilities........................................................      15,893               17,046
Other noncurrent liabilities...........................................................      52,578               53,919
                                                                                         ----------           ----------
        Total liabilities..............................................................     694,307              729,386
                                                                                         ----------           ----------
Minority interests in consolidated subsidiaries........................................       8,816                9,166
Senior redeemable preferred stock, aggregate liquidation preference of
  $193,200 and $186,723, 193,200 and 186,723 shares issued and outstanding.............     185,177              178,329

Stockholders' equity (deficit) (Note 7):
   Preferred stock ($.01 par value; 2,000,000 shares authorized):
      Series Z preferred stock, convertible; authorized 2,000 shares; issued and
      outstanding 1,000 shares (Note 1C)...............................................      24,410                   --
   Common stock ($.01 par value; 60,000,000 shares authorized;
      21,008,457 and 21,000,039 shares issued; 10,508,457 and
      10,500,039 shares outstanding)...................................................         210                  210
   Additional paid-in capital..........................................................     436,678              436,351
   Accumulated other comprehensive income..............................................     (17,452)             (12,426)
   Accumulated deficit.................................................................    (310,361)            (299,581)
                                                                                         ----------           ----------
                                                                                            133,485              124,554

   Treasury stock, at cost (10,500,000 shares).........................................    (420,000)            (420,000)
                                                                                         ----------           ----------

        Total stockholders' equity (deficit)...........................................    (286,515)            (295,446)
                                                                                         ----------           ----------

Commitments and contingencies (Notes 1C, 5, 7 and 9)
                                                                                         $  601,785              621,435
                                                                                         ==========           ==========


          See accompanying notes to consolidated financial statements

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations
               for the three months ended April 30, 1999 and 1998
                     (In thousands, except per share data)

                                                                                 Three Months Ended April 30,
                                                                                 ----------------------------
                                                                                     1999            1998
                                                                                     ----            ----
Net sales (Note 1G).........................................................      $ 175,876         156,676
Cost of goods sold..........................................................        101,217          97,273
                                                                                  ---------       ---------
  Gross profit..............................................................         74,659          59,403

Selling, general and administrative expenses................................         63,254          59,621
Provision for restructuring operations......................................             --           2,608
Amortization of intangible assets...........................................          1,391           1,526
                                                                                  ---------       ---------
  Operating income (loss)...................................................         10,014          (4,352)

Other income (expense):
  Interest income...........................................................            586             791
  Interest expense and amortization of debt issue costs
      and premium...........................................................        (13,585)         (4,808)
  Other income - net (Note 6)...............................................          2,217             998
                                                                                  ---------       ---------
  Loss before income taxes, minority interest,
      and extraordinary item................................................           (768)         (7,371)
Income tax benefit (expense)................................................         (3,054)          2,924
Minority interest in earnings of subsidiaries...............................           (110)           (256)
                                                                                  ---------       ---------
  Loss before extraordinary item............................................         (3,932)         (4,703)
Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $3,815 (Note 5)..............................             --          (6,224)
                                                                                  ---------       ---------
      Net loss..............................................................         (3,932)        (10,927)
Senior redeemable preferred stock dividends and accretion
  of senior redeemable preferred stock discount.............................         (6,848)             --
                                                                                  ---------       ---------
      Net loss to common stockholders.......................................      $ (10,780)        (10,927)
                                                                                  =========       =========
      Income (loss) per common share - basic and diluted:
        Loss before extraordinary item......................................          (1.03)          (0.23)
        Extraordinary loss..................................................             --           (0.31)
                                                                                  ---------       ---------
          Net loss per share................................................          (1.03)          (0.54)
                                                                                  =========       =========

          See accompanying notes to consolidated financial statements

                     SAMSONITE CORPORATION AND SUBSIDIARIES

       Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
                   for the three months ended April 30, 1999
                      (In thousands, except share amounts)

                                                                                 Accumulated
                                                                  Additional        Other
                                           Preferred    Common     Paid-In      Comprehensive      Accumulated     Treasury
                                             Stock      Stock      Capital          Income           Deficit        Stock
                                             -----      -----      -------          ------           -------        -----
Balance, February 1, 1999                 $     --       210       436,351         (12,426)         (299,581)     (420,000)

Issuance of 6,060 shares
to directors for services                       --        --            37              --                --            --

Compensation expense
accrued for stock bonus
awards                                          --        --           118              --                --            --

Issuance of preferred
stock (Note 1C)                             24,410        --            --              --                --            --

Exercise of employee
stock options and issuance
of stock award shares                           --        --           172              --                --            --

Foreign currency
translation adjustment                          --        --            --          (5,026)               --            --

Senior redeemable
preferred stock dividends
and accretion of senior
redeemable preferred
stock discount                                  --        --            --              --            (6,848)           --

Net income (loss)                               --        --            --              --            (3,932)           --
                                          --------    ------       -------        --------         ---------      --------
Balance, April 30, 1999                   $ 24,410       210       436,678         (17,452)         (310,361)     (420,000)
                                          ========    ======       =======        ========         =========      ========


          See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows
               for the three months ended April 30, 1999 and 1998
                                 (In thousands)

                                                                                Three Months Ended April 30,
                                                                                ----------------------------
                                                                                  1999             1998
                                                                                  ----             ----
Cash flows provided by (used in) operating activities:
      Net income (loss)...................................................   $  (3,932)          (10,927)
      Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Loss on extinguishment of debt....................................          --             6,224
        Loss (gain) on disposition of fixed assets........................          94              (737)
        Depreciation and amortization of property,
          plant and equipment.............................................       5,604             5,417
        Amortization of intangible assets.................................       1,391             1,526
        Amortization of debt issue costs and premium......................         655                76
        Provision for doubtful accounts...................................         843               459
        Amortization of stock awards and stock issued for services........         155               299
        Compensation expense for adjustment of stock options..............         166                --
        Provision for restructuring operations............................          --             2,608

        Changes in operating assets and liabilities:
          Trade and other receivables.....................................      (5,384)            6,231
          Inventories.....................................................      13,393           (13,682)
          Prepaid expenses and other current assets.......................      (3,386)           (2,026)
          Accounts payable and accrued liabilities........................     (12,383)           (9,489)
        Other adjustments - net...........................................          57            (3,378)
                                                                             ---------         ---------
      Net cash used in operating activities...............................   $  (2,727)          (17,399)
                                                                             ---------         ---------

                                                                            (Continued)


          See accompanying notes to consolidated financial statements

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows
               for the three months ended April 30, 1999 and 1998
                                 (In thousands)


                                                                                         Three Monthes Ended April 30,
                                                                                         ----------------------------
                                                                                            1999               1998
                                                                                            ----               ----
Cash flows provided by (used in) investing activities:
      Purchases of property, plant and equipment...............................        $  (7,046)             (7,433)
      Proceeds from sale of assets held for sale and property and equipment....              251               5,250
      Other, net...............................................................             (698)               (894)
                                                                                       ---------           ---------
        Net cash used in investing activities..................................           (7,493)             (3,077)
                                                                                       ---------           ---------
Cash flows provided by (used in) financing activities:
      Proceeds from sale of preferred stock....................................           25,410                  --
      Net borrowings (payments) of short-term obligations......................                3               3,344
      Net borrowings (payments) on long-term obligations.......................          (15,782)             82,520
      Retirement of subordinated notes.........................................               --             (52,269)
      Redemption premium and expenses of retirement of subordinated notes......               --              (8,512)
      Other, net...............................................................             (323)                239
                                                                                       ---------           ---------
        Net cash provided by financing activities..............................            9,308              25,322
                                                                                       ---------           ---------
Effect of exchange rate changes on cash and cash equivalents...................           (5,818)             (1,069)
                                                                                       ---------           ---------
        Net increase (decrease) in cash and cash equivalents...................           (6,730)              3,777

Cash and cash equivalents, beginning of period.................................           41,932               3,134
                                                                                       ---------           ---------
Cash and cash equivalents, end of period.......................................        $  35,202               6,911
                                                                                       =========           =========
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest.................................        $   3,918               5,000
                                                                                       =========           =========
      Cash paid during the period for income taxes.............................        $     904                 479
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

    C.  Proposed Rights Offering and Sale of Preferred Stock
        ----------------------------------------------------

        The Company has announced that it plans to commence a $75 million rights offering to its stockholders. Under the terms of the rights offering, the Company plans to distribute on a pro rata basis, to all of its common stockholders of record as of a date to be determined, transferable rights to purchase additional shares of common stock. On April 7, 1999, the Company entered into an agreement with Apollo Investment Fund, L.P. ("Apollo"), together with its affiliates, Samsonite's largest stockholder, pursuant to which Apollo agreed to make a "bridge" investment equal to the aggregate subscription price of the rights distributable to Apollo and its affiliates in the rights offering and to "back-stop" the rights offering by purchasing additional shares not subscribed for by other stockholders, subject to a maximum total investment by Apollo of $37.5 million. In consideration of its agreement to make the bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million.

        During the three months ended April 30, 1999, Apollo made its bridge investment of $25.4 million by purchasing 1,000 shares of Series Z Convertible Preferred Stock ("Series Z Preferred Stock") which is initially convertible into the Company's common stock at a rate of $6.00 per common share for a total of 4,235,000 shares. The Series Z Preferred Stock has a nominal liquidation preference, and is entitled to receive dividends equal to the dividends payable on the shares of common stock into which it is convertible. Part of the proceeds from Apollo's bridge investment were used to pay the cash premium for an insurance policy covering various lawsuits filed against the Company and related parties between March 13, 1998 and March 9, 1999 and to pay certain costs incurred to defend these lawsuits (see Note 9). The $1.0 million fee payable to Apollo was recorded as a reduction of the stated value of the Series Z Preferred Stock.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)

    D.  Interim Financial Statements
        ----------------------------

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 1999 and results of operations for the three months ended April 30, 1999 and 1998. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

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

    F.  Per Share Data
        --------------

        The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, convertible preferred stock and their equivalents is calculated using the treasury stock method.

        Loss from continuing operations before extraordinary item per share and net loss per share for the three months ended April 30, 1999 and 1998 is computed based on a weighted average number of shares of common stock outstanding during the period of 10,505,702 and 20,413,536, respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the three months ended April 30, 1999 and 1998 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders.

    G.  Royalty Revenues
        ----------------

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $4,546,000 and $3,777,000 for the three months ended April 30, 1999 and 1998, respectively.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)



2.    Inventories

      Inventories consisted of the following :

                                                               April 30,          January 31,
                                                                 1999                1999
                                                              ----------         -----------
                                                                       (In thousands)
      Raw Materials.......................................    $  36,003              47,014
      Work in Process.....................................        8,807               8,059
      Finished Goods......................................      129,364             132,494
                                                              ---------             -------
                                                              $ 174,174             187,567
                                                              =========             =======

3.    Property, Plant and Equipment

      Property, plant and equipment consisted of the following:


                                                               April 30,          January 31,
                                                                 1999                1999
                                                              ----------          ----------
                                                                       (In thousands)
      Land................................................    $  12,057              12,555
      Buildings...........................................       67,804              71,517
      Machinery, equipment and other......................      141,098             141,306
                                                              ---------             -------
                                                                220,959             225,378
      Less accumulated amortization and depreciation......      (76,058)            (75,737)
                                                              ---------             -------
                                                              $ 144,901             149,641
                                                              =========             =======

      Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consisted of the following (in thousands):

                                                                  Three months ended April 30,
                                                                  ----------------------------
                                                                     1999              1998
                                                                  -----------       ----------
                                                                         (In thousands)
      "Fresh Start" Depreciation in Cost of Goods Sold....           $203              411
      "Fresh Start" Depreciation in Selling, General and
          Administrative Expenses.........................             44               90
                                                                     ----             ----
            Total "Fresh Start" Depreciation..............           $247              501
                                                                     ====             ====

      Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

4.    Intangible Assets
      Intangible assets, net of accumulated amortization, consisted of the following:

                                                               April 30,          January 31,
                                                                 1999                1999
                                                              ----------          ----------
                                                                       (In thousands)
      Trademarks..........................................    $104,184               105,059
      Licenses, Patents and Other.........................       8,623                 9,189
                                                              --------              --------
                                                              $112,807               114,248
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

                                                                            Three months ended April 30,
                                                                            ----------------------------
                                                                               1999              1998
                                                                            -----------       ----------
                                                                                   (In thousands)
      "Fresh Start" Amortization of Tradenames, Licenses, Patents
            and Other...................................................      $1,259           1,432
      Other.............................................................         132              94
                                                                              ------          ------
                                                                              $1,391           1,526
                                                                              ======          ======

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

5.    Debt
      Debt consisted of the following:

                                                               April 30,          January 31,
                                                                 1999                1999
                                                              ----------          ----------
                                                                      (In thousands)
      Senior Credit Facility (a)...........................    $116,060             135,074
      Senior Subordinated Notes (b)........................     350,000             350,000
      Other obligations (c)................................      19,186              20,097
      Capital lease obligations............................       5,115               5,802
      Series B Senior Subordinated Notes (d)...............         532                 532
                                                               --------            --------
          Total debt.......................................     490,893             511,505
       Less short-term debt and current installments of
          long-term obligations............................     (14,848)            (15,332)
                                                               --------            --------
      Long-term obligations less current installments......    $476,045             496,173
                                                               ========            ========

  (a) The Senior Credit Facility provides for a $100 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as partners to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million.

      Obligations under the U.S. Term Loan Facility and the Revolving Credit Facility are secured by inventory, accounts receivable, personal property, intellectual property and other intangibles of Samsonite Corporation, 100% of the capital stock of Samsonite Corporation's major domestic subsidiaries, 66% of the stock of Samsonite Europe N.V. and other major non-domestic subsidiaries and a mortgage on the Company's real estate in Denver, Colorado.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)


      investments, prepay or purchase subordinate indebtedness and preferred stock, make distributions and dividend payments to its stockholders, engage in affiliate transactions, make certain asset dispositions, make acquisitions, and participate in certain mergers.

  (b) The Senior Subordinated Notes (the "Notes") bear interest at 10% and mature on June 15, 2008. The Notes are redeemable at the option of the Company at various redemption prices as specified in the Notes. The indenture under which the Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

  (c) Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries aggregating $14.9 million and $4.3 million of secured financing arrangements with foreign banks.

  (d) The Series B Senior Subordinated Notes (the "Notes") bear interest at
      11 1/8% and have a maturity date of July 15, 2005. During the three months ended April 30, 1998, the Company completed a tender offer for the Series B Notes and retired $52,269,000 principal amount of the Notes and paid redemption premium and other expenses of the tender offer totaling approximately $8,512,000. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the three months ended April 30, 1998.

6. Other Income (Expense) - Net

   Other income (expense) - net consisted of the following:

                                                                          Three months ended April 30,
                                                                          ----------------------------
                                                                             1999              1998
                                                                          -----------       ----------
                                                                                 (In thousands)
   Net realized gain from foreign currency forward delivery contracts...  $    404             676
   Unrealized gain from foreign currency forward delivery contracts.....     3,924             752
   Equity in loss of unconsolidated affiliate...........................       (37)           (235)
   Gain (loss) on disposition of fixed assets, net......................       (94)            737
   Other, net...........................................................    (1,980)           (932)
                                                                          --------          ------
                                                                          $  2,217             998
                                                                          ========          ======

7. Employee Stock Options

   The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under the FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the 1999 Form 10-K for a description of such plan. In addition, the Company has outstanding options and stock bonus awards to current and past executives in connection with employment agreements.

   At April 30, 1999, the Company had outstanding options for a total of 1,828,223 shares at options prices ranging from $2.50 to $16.00 per share. Options for 971,951 shares were exercisable at April 30, 1999 at a weighted average exercise price of $6.39 per share. Options for 2,358 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $2.50 per share during the three months ended April 30, 1999.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)


   In May 1996, the Company entered into agreements with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock ("Bonus Shares"), payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event or in the event of certain types of termination. Bonus Shares vested and were issued to one executive subsequent to his termination of employment on February 1, 1998 and the remaining compensation expense related to his shares was recognized during the three months ended April 30, 1998. The Company is recognizing compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the vesting period for the two remaining executives. In connection with the completion of the recapitalization in fiscal 1999, the Share Bonus Agreements for the two remaining executives were amended to permit the tender of Bonus Shares to the Company. As a result, during fiscal 1999 the Company purchased 20,026 of the Bonus Shares from each of the two executive officers, representing the same percentage of shares accepted in the recapitalization from other stockholders. The remaining outstanding Bonus Shares vested in May 1999.

8. Segment Information

   Effective for the year ended January 31, 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Certain information for April 30, 1998 has been reclassified from the prior year's presentation in order to conform to the April 30, 1999 presentation.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)


  Segment information for the three months ended April 30, 1999 and 1998 is as follows:

                                                    U.S.       U.S.       Other                Other
                                                   -----       ----       ----                 -----
1999                                   Europe    Wholesale    Retail    Americas    Asia     Operations     Eliminations     Totals
----                                  --------   ---------    ------    --------   ------    ----------     ------------     ------
                                                                          (In thousands)
Revenues from external customers...  $ 79,203     47,149      28,221     9,986     7,033       4,284                --      175,876
Intersegment revenues..............  $    669     17,168          --       695     2,192          --           (20,724)          --
Operating income (loss) (a)........  $ 11,200       (811)        275      (131)      770      (2,390)            1,101       10,014
Total assets.......................  $185,296    153,520      34,006    45,772    26,503     246,955           (90,267)     601,785


1998
----

Revenues from external customers...  $ 71,949     39,972      25,782    10,429     4,889       3,655                --      156,676
Intersegment revenues..............  $    616     12,525          --     1,829       750          --           (15,720)          --
Operating income (loss) (a)........  $  5,426     (9,444)        697        67       (41)     (1,164)              107       (4,352)
Total assets.......................  $153,247    150,435      50,056    40,440    30,040     766,308          (572,768)     617,758

----------------

(a) Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income - net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

     The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the three months ended April 30, 1999 and 1998, the Company had net gains (losses) from such transactions of $4,328,000 and $1,428,000, respectively, which are included in nonoperating income (see Note 6).

9.  Litigation, Commitments and Contingencies

    The Company and certain related parties have been the subject of various purported shareholder class action lawsuits and a purported derivative action filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court, City and County of Denver; United States District Court for the District of Colorado; and the Delaware Court of Chancery (together, the "Shareholder Litigation"). In April 1999, the Company entered into an insurance agreement with a major insurance carrier whereby the carrier assumed responsibility for the defense and ultimate resolution of the Shareholder Litigation and any other actions asserted at any time that involve essentially the same or similar allegations, facts or circumstances as these in the Shareholder Litigation. In connection with the insurance agreement, the Company entered into certain agreements and releases and agreed to make a cash premium payment, net of potential future reimbursements, to the insurer ranging from an estimated minimum payment of $7.0 million to a maximum payment of $17.5 million depending on the ultimate cost to defend and resolve the pending litigation. The Company is responsible for paying all legal defense costs prior to the effective date of the insurance agreement. However, the Company expects that substantially all costs incurred subsequent to the effective date to defend and resolve the Shareholder Litigation will be covered by the insurance agreement. The Company believes that its consolidated statements of operations for the fiscal year ended January 31, 1999 reflect the accrual of substantially all costs incurred and expected to be incurred in connection with these lawsuits.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended April 30, 1999 ("fiscal 2000" or "current year") Compared to Three Months Ended April 30, 1998 ("fiscal 1999" or "prior year")

General. The Company analyzes its net sales and operations by the following categories: (i) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (ii) "the Americas operations" which include sales, manufacturing, and distribution operations in the United States, Canada and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan; and (iv) licensing operations and corporate overhead.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2000 and fiscal 1999 at average rates of approximately 36.09 and 37.60 francs to the U.S. dollar, respectively. This increase in the value of the Belgian franc of approximately 4% resulted in increases in reported sales, cost of sales and other expenses in fiscal 2000 compared to fiscal 1999. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2000, the Company had net gains from such instruments of $4.3 million ($3.9 million of which was unrealized); during fiscal 1999, the Company had net gains on such instruments of $1.4 million ($0.8 million of which was unrealized). The Company estimates the increase/(decrease) in operating income from the weakening (strengthening) of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $0.5 million and $(0.7) million for the three months ended April 30, 1999 and 1998, respectively.

Net Sales. Consolidated net sales increased from $156.7 million in fiscal 1999 to $175.9 million in fiscal 2000, an increase of $19.2 million or 12.3%. Fiscal 2000 sales were favorably impacted by the increase in the value of the Belgian franc compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2000 sales would have increased by $16.0 million or approximately 10.2%.

Sales from European operations increased from $71.9 million in fiscal 1999 to $79.2 million in fiscal 2000, an increase of $7.3 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2000 sales increased by 5.6%, or the U.S. constant dollar equivalent of $4.1 million, compared to fiscal 1999. Sales of softside product improved by approximately 15% from prior year while hardside product sales decreased by approximately 5%. The significant increase in softside sales is due in part to the success of the Spark, Accent, Base Hits and Blokker lines. Sales of footwear in Europe increased 15% compared to the prior year to $6.9 million.

Sales from the Americas operations increased from $76.2 million in fiscal 1999 to $85.4 million in fiscal 2000, an increase of $9.2 million or 12.0%. U.S. Wholesale sales for the first quarter increased by $7.2 million from the prior year, retail sales increased by $2.4 million, and sales in the other Americas operations decreased by $0.4 million from the prior year. U.S. Wholesale sales showed strong improvements primarily in the exclusive label, catalog showroom and Legacy channels during fiscal 2000. First quarter sales were fueled by the introduction of two new American Tourister product lines and the new Lark Lite product line. Additionally, sales returns and sales allowances during the first quarter of fiscal 2000 declined by $4.1 million and $1.2 million, respectively, compared to the prior year. U.S. Retail sales continued to improve, increasing from $25.8 million in the prior year to $28.2 million in the first quarter of
fiscal 2000, an increase of 9.5%.   Comparable store sales were unchanged from
the same quarter in the prior year.

First quarter sales from Asian operations were $2.0 million higher than the prior year sales, a 43.9% increase, as a result of increased sales in all Asian countries. The most significant increase occurred in Korea with a $1.2 million increase over the prior year's sales. The economic situation in Asia appears to have stabilized somewhat, contributing to the improvement in sales of the Company's Asian subsidiaries.

Revenues from U.S. licensing operations increased $0.7 million, or 21% over the prior year to $4.3 million in fiscal 2000. Samsonite and American Tourister label licensing revenues increased $0.4 million, Global Licensing revenues increased $0.2 million and, despite a weaker currency, revenues from the Japanese licensee increased $0.1 million compared to the prior year.

Gross profit. Consolidated gross profit for fiscal 2000 increased from fiscal 1999 by $15.3 million. Consolidated gross margin increased by 4.5 margin points, from 37.9% in fiscal 1999 to 42.4% in fiscal 2000.

Gross margins from European operations increased 1.8 percentage points from the prior year to 40.1% in fiscal 2000. The increase in gross profit margins is due to selective price increases effective in the European markets beginning in fiscal 2000, stronger sales of higher margin products, and reduced product and production costs.

Gross margins for the Americas increased by 6.6 percentage points, from 35.0% in fiscal 1999 to 41.6% in fiscal 2000. U.S. Wholesale gross profit margins increased from 25.7% in the prior year to 38.2% in the current year due to improved sales volume, reduced sales returns and allowances, lower plant production variances and lower period manufacturing costs.

U.S. Retail gross profit margins decreased from 52.5% in fiscal 1999 to 50.9% in fiscal 2000 due primarily to a higher sales mix of discontinued and obsolete product at lower gross profit margins. Part of the Company's strategy to reduce excess inventories in the U.S. is to sell such products through the retail stores.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $3.6 million from fiscal 1999 to fiscal 2000. As a percent of sales, SG&A was 36.0% in fiscal 2000 and 38.1% in fiscal 1999.

The increase in SG&A is due primarily to increased SG&A for Europe of $1.0 million, $0.8 million due to the exchange rate effect, and increased SG&A for the Americas, of $2.6 million. Within the Americas, SG&A increased for U.S. Retail by $1.3 million primarily due to an increase in the number of retail stores. SG&A for Corporate and U.S. Wholesale combined increased $1.0 million due primarily to higher dealer advertising costs and performance incentive compensation accruals which were partially offset by lower freight to customers, warranty, national advertising and sales and marketing costs compared to the prior year. SG&A for other Americas operations increased by $0.3 million. SG&A for Asia was approximately equal to the prior year.

Provision for restructuring operations. The provision for restructuring operations in the first quarter of the prior year results from the restructuring of its Torhout, Belgium manufacturing operations. The restructuring provision is primarily related to termination and severance costs for the elimination of approximately 111 positions.

Amortization of intangible assets. Amortization of intangible assets decreased from $1.5 million in fiscal 1999 to $1.4 million in fiscal 2000 due primarily to certain McGregor licenses which became fully amortized in fiscal 1999.

Operating income (loss). Operating income (loss) increased from an operating loss of $4.4 million in fiscal 1999 to operating income in fiscal 2000 of $10.0 million, an increase of $14.4 million. The increase is a result of the increased sales volume and resulting increase in gross profit of $15.3 million, the reduction in the restructuring provision of $2.6 million, and the decrease in amortization of intangibles of $0.1 million, net of an increase in SG&A of $3.6 million.

Interest income. Interest income decreased by $0.2 million compared to the prior year due primarily to interest income received on a refund of state income taxes during the prior year.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $4.8 million in fiscal 1999 to $13.6 million in fiscal 2000. The increase is due primarily to increased interest expense and issuance cost amortization as a result of the Recapitalization in fiscal 1999 (see Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999).

Other income - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income - net. Other income - net increased by $1.2 million from $1.0 million in fiscal 1999 to $2.2 million in fiscal 2000. The increase is due primarily to an increase in hedge gains of $2.9 million, partially offset by a reduction in the gain on sale of fixed assets of $0.8 million, a foreign currency transaction loss in fiscal 2000 compared to a gain in the prior year and an increase in the foreign currency exchange loss of $0.3 million.

The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the increase (reduction) in operating income from the strengthening of the Belgian franc versus the U.S. dollar from the same quarter in the prior year to be approximately $0.5 million and $(0.7) million for the three months ended April 30, 1999 and 1998, respectively. Other income for the first quarter of fiscal 2000 includes income from forward exchange contracts of $4.3 million, $3.9 million of which was unrealized. In the first quarter of fiscal 1999, such transactions resulted in income of $1.4 million, $0.8 million of which was unrealized. The income recorded for the three months ended April 30, 1999 results primarily from forward exchange contracts entered to reduce economic exposure to fluctuations in currency exchange rates for the Belgian franc. The ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

Income tax benefit (expense). Income tax expense increased from an income tax benefit of $2.9 million in fiscal 1999 to income tax expense of $3.1 million in fiscal 2000. The increase in income tax expense is due primarily to the increase in taxable income compared to the prior year, the effect of not providing a benefit for U.S. losses in fiscal 2000, and the receipt of $0.8 million in fiscal 1999 of state income tax refunds which related to taxes accrued and paid in prior years. A benefit has not been provided for U.S. operating losses based on an assessment of the likelihood of the realization of such benefit in view of the Company's forecasts of future taxable income taking into account the increased level of interest expense as a result of the Recapitalization. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax loss and actual income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes.

Extraordinary loss. The extraordinary loss for the three months ended April 30, 1998 resulted from the completion of a tender offer for the Company's 11%
Series B Subordinated Notes. The Company retired $52,269,000 principal amount of the Notes and paid redemption premiums and other expenses of the tender offer totaling approximately $8,512,000. These costs along with $1,527,000 of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, for the three months ended April 30, 1998.

Net loss. The Company had a net loss in fiscal 2000 of $3.9 million compared to a net loss in fiscal 1999 of $10.9 million. The decrease in the net loss from the prior year of $7.0 million is caused by the effect of the increases in operating and other income and a decrease in extraordinary loss, offset by the decrease in interest income and the increase in interest expense and income taxes during fiscal 2000.

Senior redeemable preferred stock dividends and accretion of preferred stock discount. In fiscal 2000, this item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock issued in connection with the Recapitalization (see Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999) and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock.

Net loss to common stockholders. This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share.

Liquidity and Capital Resources
-------------------------------

For the three months ended April 30, 1999, cash used in operations as reflected on the Consolidated Statements of Cash Flows included elsewhere herein was $2.7 million; primarily as a result of the loss from operations for the first quarter, increases in trade and other receivables, increases in prepaid expenses and other current assets, and decreases in accounts payable and accrued liabilities, net of the decrease in inventories since January 31, 1999. At April 30, 1999, the Company had working capital of $174.4 million compared to $174.2 million at January 31, 1999, an increase of $0.2 million. Current assets decreased by $12.3 million primarily due to decreases in inventories of $13.4 million and cash of $6.7 million, net of increases in trade and other receivables of $4.7 million and increases in prepaid expenses and other current assets of $3.1 million.

Long-term obligations decreased from $496.2 million at January 31, 1999 to $476.0 million at April 30, 1999, a decrease of $20.2 million. At April 30, 1999, the Company had used $14.6 million of availability under the $100 million revolving credit portion of its Senior Credit Facility. Additional borrowings under the Senior Credit Facility could be limited by the Company's ability to meet and maintain the financial ratios required under the Senior Credit Facility after giving effect to any additional borrowings.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund first quarter fiscal 2000 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities, including emerging market credit facilities, and equity financing will be adequate to fund operating requirements and expansion plans during the next 12 months.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. The Company's foreign operations in Asia consist primarily of distributorships organized as joint venture subsidiaries. Economies and local currencies throughout much of Asia entered a tumultuous period beginning in fiscal 1998 as a result of political turmoil and general economic problems with principal industries. The Company believes the situation has stabilized to some degree and has experienced some improvement towards the end of fiscal 1999 and in the first quarter of fiscal 2000 in the operations of the Company's Asian subsidiaries. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for three months ended April 30, 1999 and 1998 was $19.2 million and $3.6 million, respectively. However, these amounts include various items of income (expense) including (i) restructuring provisions; and (ii) expenses of the Recapitalization, gain (loss) on disposition of fixed assets, net, and other items, net, which items together aggregate $(1.6) million and $2.3 million for the three months ended April 30, 1999 and 1998, respectively, which management believes should be added to (deducted from) the calculation of EBITDA. As adjusted for the aggregate of these items of other income (expense), EBITDA for the three months ended April 30, 1999 and 1998 is $17.6 million and $5.9 million, respectively.

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

United States Operations.   In the United States, the Company has installed in
fiscal years 1998 and 1999 new financial manufacturing and distribution software developed by J.D. Edwards in response to general needs of the business as well as the Year 2000 Issue. This software system comprises the majority of the information technology used in the U.S. operations. Based on documents provided by the developer of the software, the Company believes the software is Year 2000 compliant. The Company has incurred costs to purchase and implement this software through April 30, 1999 of approximately $10.4 million and expects to incur additional costs of approximately $0.6 million to fully implement such software, train personnel, and modify business processes. Additionally, the Company has obtained system upgrades from the provider of the information system software used in its retail operations in order to make it Year 2000 compliant. Based on documents provided by the developer of the software, the Company believes the software is Year 2000 compliant. The aforementioned cost estimates do not include significant costs of existing internal staff who have devoted significant resources to resolving Year 2000 issues.

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

As of April 30, 1999, Phases 1 and 2 have been completed. Phases 3 through 5 are projected to be completed at various dates through September 30, 1999 and remediation of identified non-compliant systems has been initiated throughout Phases 1 and 2. As of April 30, 1999, the Company has not identified or become aware of any Year 2000 problem specific to its major customers, vendors or suppliers, municipalities, public utilities, or other service providers which could have a material effect on Company operations. The Company has incurred consulting expenses for the Y2K Project management through April 30, 1999 of approximately $500,000 and expects total costs of the consulting project will be approximately $1.2 million. The Company has not completed a detailed estimate of costs to remediate Year 2000 problems identified as a result of the Y2K Project; however, based on preliminary evaluations, the Company does not expect such costs to be substantial.

For the U.S. operations, the Company has not developed a likely worst case Year 2000 scenario; however, the Company has begun to develop comprehensive contingency plans that consider internal systems as well as potential impacts from third party organizations. The contingency plans are expected to be substantially completed by July 31, 1999, but will continue to evolve as new information becomes available.

Europe. The Company's European subsidiary ("Samsonite Europe") generally uses information technology systems which have been developed internally over many years. The Company began evaluating and remediating such systems for Year 2000 problems in calendar year 1997 and believes that all necessary modifications have been completed as of April 30, 1999 and will be implemented and tested by midyear 1999. Similarly, the Company believes that it has identified all Year 2000 issues pertaining to information technology equipment acquired from third parties and that the required corrective actions will be implemented and tested by midyear 1999.

In January 1998, Samsonite Europe formed a Year 2000 compliance task force to survey and remediate non-information technology systems using embedded chip technology and to survey customers and suppliers for Year 2000 compliance. As of May 31, 1999 Samsonite Europe believes that it has identified critical non-compliance issues with respect to non-information technology systems and has scheduled remediation through equipment upgrades or replacements by midyear 1999. The Company expects its survey of customers and suppliers inclusive corrective actions to be completed by the same date.

Through April 30, 1999 Samsonite Europe has incurred incremental costs related to the Year 2000 issue of approximately $50,000 and estimates that the total costs will not exceed $100,000. Such cost estimates do not include significant costs of internal staff who have devoted important resources to resolving Year 2000 issues.

Samsonite Europe is developing a likely worst case scenario and contingency plans to handle such a scenario for potential Year 2000 problems with its critical non-information technology systems, critical customers, critical suppliers and critical service providers. It expects this plan to be completed by approximately midyear 1999.

Other International Operations.   The Company's other operations throughout the
world outside of Europe and the U.S. are generally using recently purchased and installed information software which the Company currently believes is Year 2000 compliant. The same third party consultants who evaluated Year 2000 issues in the U.S. are also surveying major systems in Canada and Latin America to identify areas requiring remediation. The Company expects this evaluation to be completed by September 30, 1999.

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

The Company believes the adoption of the euro will have a positive effect on Samsonite Europe's operations. Having a common currency among many of the countries that Samsonite Europe sells into will reduce the administrative burden of multiple currencies as well as reduce the costs of hedging and exchanging currencies and resulting exchange gains and losses. Additionally, if the euro becomes accepted in the international money markets, Samsonite Europe may also reduce its currency risk against the U.S. dollar for purchases of goods in the Far East by using the euro to pay for such purchases rather than the U.S. dollar, which is currently the primary currency used in international trade. At present, the euro is under pressure and Samsonite Europe will not seek to use the euro in international trade unless the euro strengthens against the U.S. dollar.

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

Samsonite Europe currently intends to continue using the Belgian franc as its functional currency for financial reporting purposes until its fiscal year beginning January 1, 2001. As of December 31, 1998, Samsonite Europe's information systems have been modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications are necessary to convert the functional currency to the euro. The target completion date for such modifications, which are being accomplished using existing internal staffing, is December 31, 1999. Most system modifications to date have also been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through May 31, 1999 of approximately $40,000 to implement the euro conversion and estimates that it will spend a total of approximately $100,000 to fully implement its euro conversion. All costs related to the Euro conversion have been charged to expense.

Effect of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which was originally effective for fiscal quarters beginning after June 15, 1999. The Financial Accounting Standards Board has delayed the effective date for FAS 133 to fiscal quarters beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's strategies to address market risks and the types of financial instruments entered into to hedge market risks have not changed from those described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

At April 30, 1999, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $59.2 million compared to approximately $74.0 million at January 31, 1999.

At April 30, 1999, the Company had recorded unrealized gains from forward foreign exchange contracts to hedge translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in Belgian francs) and intercompany royalty payments of $3.9 million. The ultimate realization of such amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the three months ended April 30, 1999 would be approximately $5.7 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 1999 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $350.0 million. At January 31, 1999, the quoted market price of these notes was $80 per $100 of principal; at April 30, 1999, the quoted market price of these notes was $74 per $100 of principal.

                             SAMSONITE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
         -----------------

The Company and certain related parties have been the subject of various purported shareholder class action lawsuits and a purported derivative action filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court, City and County of Denver; United States District Court for the District of Colorado; and the Delaware Court of Chancery (together, the "Shareholder Litigation"). In April 1999, the Company entered into an insurance agreement with a major insurance carrier whereby the carrier assumed responsibility for the defense and ultimate resolution of the Shareholder Litigation and any other actions asserted at any time that involve essentially the same or similar allegations, facts or circumstances as these in the Shareholder Litigation. In connection with the insurance agreement, the Company entered into certain agreements and releases and agreed to make a cash premium payment, net of potential future reimbursements, to the insurer ranging from an estimated minimum payment of $7.0 million to a maximum payment of $17.5 million depending on the ultimate cost to defend and resolve the pending litigation. The Company is responsible for paying all legal defense costs prior to the effective date of the insurance agreement. However, the Company expects that substantially all costs incurred subsequent to the effective date to defend and resolve the Shareholder Litigation will be covered by the insurance agreement. The Company believes that its consolidated statements of operations for the fiscal year ended January 31, 1999 reflect the accrual of substantially all costs incurred and expected to be incurred in connection with these lawsuits.

In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its
consolidated financial position, results of operations or liquidity.   Refer to
Note 15 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 which describes other commitments and contingencies.

Item 2 - Changes in Securities
         ---------------------

In April 1999, the Company issued and sold to Apollo Investment Fund, L.P. ("Apollo") an aggregate of 1,000 shares of non-voting Series Z Convertible Preferred Stock ("Series Z Preferred Stock") for a total purchase price of $25,410,000. The sale of the Series Z Preferred Stock was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The Series Z Preferred Stock is initially convertible into common stock at a rate of $6 per common share for a total of 4,235,000 shares and is intended to be the economic equivalent of common stock. It has a nominal liquidation preference, and is entitled to receive dividends equal to the dividends payable on the shares of common stock into which it is convertible.

Item 3 - Defaults Upon Senior Securities
         -------------------------------

None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)      See Exhibit Index.
(b)      Reports on Form 8-K.
         Report dated April 22, 1999.
         Item 5.  Other Events

                                   SIGNATURE
                                   ---------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SAMSONITE CORPORATION
                              (Registrant)



                              By  /s/ Richard H. Wiley
                                 ---------------------------------------------
                                 Name:  Richard H. Wiley
                                 Title: Chief Financial Officer, Treasurer
                                        and Secretary

Date:      June 14, 1999
         ---------------


                               INDEX TO EXHIBITS


Exhibit       Description
-------       -----------
3.1           Amended and Restated Certificate of Incorporation of the Company./1/

3.2           Certificate of Ownership and Merger dated July 14, 1995./2/

3.3           By-Laws of the Company./1/

4.1           Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New
              York./3/

4.2           Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other
              Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and Qualifications,
              Limitations and Restrictions thereof./4/

4.3           Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative,
              Participating, Option and other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred
              Stock and Qualifications, Limitations and Restrictions thereof./4/

4.4           Indenture, in respect of the 13 7/8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York./4/

4.5           Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York./4/

4.6           Description of the Company's common stock, par value $.01 per share, and the associated preferred stock purchase rights./5/

4.7           Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights
              Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Series B Junior
              Participating Preferred Stock as Exhibit C./5/

4.8           First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and
              BankBoston, N.A., as Rights Agent.

10.1          Third Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of
              March 19, 1999, between the Company, Samsonite Europe N.V. and Bank of American National Trust and Savings
              Association, BankBoston, N.A. and various other lending institutions.

10.2          Investment Agreement between Samsonite Corporation and Apollo Investment Fund, L.P., dated as of April 7, 1999.

10.3          Certificate of the Designations, Powers, Preferences and Rights of Series Z Convertible Preferred Stock of Samsonite
              Corporation.

10.4          Registration Rights Agreement, dated as of April 7, 1999, between Samsonite and Apollo Investment Fund, L.P.

Exhibit   Description
-------   -----------

27      Financial Data Schedule.

------------------
/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
/3/ Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).
/4/ Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).
/5/ Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).