Form 10-Q
period 1999-07-31
SAMSONITE CORP/FL
filed 1999-09-14
CIK 914478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                                                OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________

Commission File Number: 0-23214
                        -------

                             SAMSONITE CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           36-3511556
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

   11200 East 45th Avenue, Denver, CO                           80239
   ----------------------------------                           -----
(Address of principal executive offices)                     (Zip Code)

                                (303) 373-2000
                                --------------
             (Registrant's telephone number, including area code)

                                _______________
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            X    Yes       _____ No
                          -----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            X    Yes       _____ No
                          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,513,612 shares of common stock, par value $.01 per share, as of September 10, 1999.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------




PART I - FINANCIAL INFORMATION                                     Page Number
         ---------------------                                     -----------

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets as of July 31, 1999
         and January 31, 1999............................................. 1

         Unaudited Consolidated Statements of Operations for the three months ended July 31, 1999 and 1998.............................. 3

         Unaudited Consolidated Statements of Operations for the six
         months ended July 31, 1999 and 1998.............................. 4

         Unaudited Consolidated Statement of Stockholders' Equity
         (Deficit) for the six months ended July 31, 1999................. 5

         Unaudited Consolidated Statements of Cash Flows for the six
         months ended July 31, 1999 and 1998.............................. 6

         Unaudited Notes to Consolidated Financial Statements............. 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....... 26

PART II -    OTHER INFORMATION
             -----------------

         Item 1:    Legal Proceedings..................................... 28

         Item 2:    Changes in Securities................................. 28

         Item 3:    Defaults upon Senior Securities....................... 28

         Item 4:    Submission of Matters to a Vote of Security Holders... 28

         Item 5:    Other Information..................................... 28

         Item 6:    Exhibits and Reports on Form 8-K...................... 29

         Signature........................................................ 30

         Index to Exhibits................................................ 31

PART I - FINANCIAL INFORMATION
------------------------------


                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                   as of July 31, 1999 and January 31, 1999
                                (In thousands)



                                                                                July 31,         January 31,
Assets                                                                            1999              1999
                                                                              ----------         -----------
Current assets:

  Cash and cash equivalents...............................................    $   27,678            41,932
  Trade receivables, net of allowances for doubtful accounts
    of $8,207 and $7,065..................................................        80,347            78,329
  Notes and other receivables.............................................         9,024            11,614
  Inventories (Note 2)....................................................       167,306           187,567
  Deferred income tax assets..............................................         2,559             2,491
  Prepaid expenses and other current assets...............................        15,686            14,564
                                                                              ----------      ------------

    Total current assets..................................................       302,600           336,497

Investments in affiliates.................................................           319               518

Property, plant and equipment, net (Note 3)...............................       142,689           149,641

Intangible assets, less accumulated amortization of $49,277 and
  $46,786 (Note 4)........................................................       111,402           114,248

Other assets and long-term receivables, net of allowances                         18,087            20,531
  for doubtful accounts of $521...........................................    ----------      ------------

                                                                              $  575,097           621,435
                                                                              ==========      ============


                                                                                     (Continued)



          See accompanying notes to consolidated financial statements

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                    as of July 31, 1999 and January 31, 1999
                       (In thousands, except share data)



                                                                                      July 31,           January 31,
Liabilities and Stockholders' Equity (Deficit)                                          1999                1999
                                                                                    -----------         -----------
Current liabilities:

  Short-term debt (Note 5)...................................................       $   11,813             8,409
  Current installments of long-term obligations (Note 5).....................            5,777             6,923
  Accounts payable...........................................................           46,681            48,375
  Accrued liabilities........................................................           74,712            98,541
                                                                                   -----------       -----------

    Total current liabilities                                                          138,983           162,248

Long-term obligations, less current installments (Note 5)....................          465,135           496,173
Deferred income tax liabilities..............................................           14,367            17,046
Other noncurrent liabilities.................................................           50,933            53,919
                                                                                   -----------       -----------

    Total liabilities........................................................          669,418           729,386
                                                                                   -----------       -----------

Minority interests in consolidated subsidiaries..............................            9,387             9,166
Senior redeemable preferred stock, aggregate liquidation preference of
  $203,446 and $190,034; 199,902 and 186,723 shares issued and outstanding...          192,254           178,329

Stockholders' equity (deficit) (Note 7):
  Preferred stock ($.01 par value; 2,000,000 shares authorized):
    Series Z preferred stock, convertible; authorized 2,000 shares; issued
     and outstanding 1,000 shares (Note 1C)..................................           24,410                --
  Common stock ($.01 par value; 60,000,000 shares authorized;
    21,013,612 and 21,000,039 shares issued;  10,513,612 and
    10,500,039 shares outstanding)...........................................              210               210
  Additional paid-in capital.................................................          436,895           436,351
  Accumulated other comprehensive income.....................................          (19,674)          (12,426)
  Accumulated deficit........................................................         (317,803)         (299,581)
                                                                                   -----------       -----------
                                                                                       124,038           124,554

  Treasury stock, at cost (10,500,000 shares)................................         (420,000)         (420,000)
                                                                                   -----------       -----------

    Total stockholders' equity (deficit).....................................         (295,962)         (295,446)
                                                                                   -----------       -----------

Commitments and contingencies (Notes 1C, 5, 7 and 9)

                                                                                    $  575,097           621,435
                                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations
               for the three months ended July 31, 1999 and 1998
                     (In thousands, except per share data)

                                                                              Three Months Ended July 31,
                                                                              ---------------------------
                                                                                  1999             1998
                                                                                  ----             ----
Net sales (Note 1G)...................................................         $195,388           163,662
Cost of goods sold....................................................          114,305            99,534
                                                                               --------           -------
  Gross profit........................................................           81,083            64,128

Selling, general and administrative expenses..........................           65,018            70,828
Provision for restructuring operations................................               --             5,606
Amortization of intangible assets.....................................            1,389             1,512
                                                                               --------           -------
  Operating income (loss).............................................           14,676           (13,818)

Other income (expense):
  Interest income.....................................................              412               755
  Interest expense and amortization of debt issue costs
    and premium.......................................................          (13,264)           (7,532)
  Other income - net (Note 6).........................................              874             1,798
                                                                               --------           -------

  Income (loss) before income taxes, minority interest,
    and extraordinary item............................................            2,698           (18,797)

 Income tax expense....................................................          (2,740)           (8,136)
 Minority interest in earnings of subsidiaries.........................            (321)             (165)
                                                                               --------           -------
  Loss before extraordinary item.......................................            (363)          (27,098)

Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $144 (Note 5)..........................               --              (235)
                                                                               --------           -------

  Net loss............................................................             (363)          (27,333)

Senior redeemable preferred stock dividends and accretion
  of senior redeemable preferred stock discount.......................           (7,077)           (2,579)
                                                                               --------           -------

  Net loss to common stockholders.....................................         $ (7,440)          (29,912)
                                                                               ========           =======

  Income (loss) per common share - basic and diluted:

    Loss before extraordinary item....................................         $  (0.71)            (1.81)
    Extraordinary loss................................................               --             (0.01)
                                                                               --------           -------

      Net loss per share..............................................         $  (0.71)            (1.82)
                                                                               ========           =======

          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations for the six months ended July 31, 1999 and 1998
                     (In thousands, except per share data)

                                                                                Six Months Ended July 31,
                                                                                -------------------------
                                                                                 1999              1998
                                                                                 ----              ----
Net sales (Note 1G)...................................................        $371,264            320,338
Cost of goods sold....................................................         215,522            196,805
                                                                              --------            -------
  Gross profit........................................................         155,742            123,533

Selling, general and administrative expenses..........................         128,272            130,448
Provision for restructuring operations................................              --              8,214
Amortization of intangible assets.....................................           2,780              3,038
                                                                              --------            -------
  Operating income (loss).............................................          24,690            (18,167)

Other income (expense):
  Interest income.....................................................             998              1,547
  Interest expense and amortization of debt issue costs
    and premium.......................................................         (26,849)           (12,341)
  Other income - net (Note 6).........................................           3,090              2,796
                                                                              --------            -------

  Income (loss) before income taxes, minority interest,
    and extraordinary item............................................           1,929            (26,165)

Income tax expense....................................................          (5,794)            (5,213)
Minority interest in earnings of subsidiaries.........................            (432)              (420)
                                                                              --------            -------
  Loss before extraordinary item......................................          (4,297)           (31,798)
Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $3,959 (Note 5)........................              --             (6,460)
                                                                              --------            -------

  Net loss............................................................          (4,297)           (38,258)

Senior redeemable preferred stock dividends and accretion
  of senior redeemable preferred stock discount.......................         (13,925)            (2,579)
                                                                              --------            -------

  Net loss to common stockholders.....................................        $(18,222)           (40,837)
                                                                              ========            =======

  Income (loss) per common share - basic and diluted:
    Loss before extraordinary item....................................        $  (1.73)             (1.87)
    Extraordinary loss................................................              --              (0.35)
                                                                              --------            -------
      Net loss per share..............................................        $  (1.73)             (2.22)
                                                                              ========            =======

          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

      Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
                    for the six months ended July 31, 1999
                     (In thousands, except share amounts)

                                                                  Accumulated
                                                  Additional         Other
                          Preferred     Common     Paid-In       Comprehensive    Accumulated    Comprehensive   Treasury
                            Stock       Stock      Capital            Loss          Deficit           Loss         Stock
                          ---------     ------    ----------     -------------    -----------    -------------   --------
Balance, February 1,
1999                      $      --        210       436,351           (12,426)      (299,581)                   (420,000)

Issuance of shares to
directors for services           --         --            68                --             --                          --

Compensation expense
accrued for stock
bonus awards                     --         --           138                --             --                          --

Issuance of preferred
stock (Note 1C)              24,410         --            --                --             --                          --

Exercise of employee
stock options and
issuance of stock
award shares                     --         --           338                --             --                          --

Net loss                         --         --            --                --         (4,297)         (4,297)         --

Foreign currency
translation adjustment           --         --            --            (7,248)            --          (7,248)         --
                                                                                                 ------------
  Comprehensive loss             --         --            --                --             --         (11,545)
                                                                                                 ============
Senior redeemable
preferred stock
dividends and accretion
of senior redeemable
preferred stock discount         --         --            --                --        (13,925)                         --
                          ---------     ------    ----------     -------------    -----------                     --------
Balance, July 31, 1999    $  24,410        210       436,895           (19,674)      (317,803)                    (420,000)
                          =========     ======    ==========     =============    ===========                     ========



          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows for the six months ended July 31, 1999 and 1998
                                (In thousands)

                                                                             Six Months Ended July 31,
                                                                             -------------------------
                                                                               1999            1998
                                                                               ----            ----
Cash flows provided by (used in) operating activities:
  Net income (loss)....................................................     $ (4,297)        (38,258)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Loss on extinguishment of debt.....................................           --           6,460
    Depreciation and amortization of property,
      plant and equipment..............................................       10,833          10,579
    Amortization of intangible assets..................................        2,780           3,038
    Amortization of debt issue costs and premium.......................        1,082             183
    Provision for doubtful accounts....................................        1,929             682
    Amortization of stock awards and stock issued for services.........          207             750
    Compensation expense for adjustment of stock options...............          331           3,722
    Provision for restructuring operations.............................           --           5,606

    Changes in operating assets and liabilities:
      Trade and other receivables......................................       (2,899)         19,716
      Inventories......................................................       20,261         (20,869)
      Prepaid expenses and other current assets........................       (1,643)         (3,199)
      Accounts payable and accrued liabilities.........................      (26,410)        (11,702)
    Other adjustments - net............................................          768             633
                                                                            --------         -------
  Net cash provided by (used in) operating activities..................        2,942         (22,659)
                                                                            --------         -------

                                                                            (Continued)

          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows for the six months ended July 31, 1999 and 1998
                                (In thousands)

                                                                        Six Months Ended July 31,
                                                                       ---------------------------
                                                                         1999               1998
                                                                       -------             -------
Cash flows provided by (used in) investing activities:
  Purchases of property, plant and equipment........................   $(11,009)          (12,946)
  Proceeds from sale of assets held for sale and property and
   equipment........................................................        459            14,744
  Excess of purchase price over net assets acquired of South
   American distributorships........................................         --            (2,574)
  Other, net........................................................     (1,393)           (1,905)
                                                                       --------          --------
   Net cash used in investing activities............................    (11,943)           (2,681)
                                                                       --------          --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of preferred stock.........................     25,410                --
  Proceeds from exercise of employee stock options..................          6             7,114
  Proceeds from issuance of senior subordinated notes...............         --           350,000
  Proceeds from issuance of senior redeemable preferred stock.......         --           175,000
  Issuance costs of senior subordinated notes, senior preferred
   stock, and senior credit facility................................         --           (20,712)
  Purchase of treasury stock........................................         --          (420,000)
  Retirement of subordinated notes, including redemption premium....         --           (60,781)
  Net borrowings (payments) of short-term obligations...............      3,404             3,439
  Net borrowings (payments) on long-term obligations................    (25,186)            4,592
  Other, net........................................................         70             3,463
                                                                       --------          --------
   Net cash provided by financing activities........................      3,704            42,115
                                                                       --------          --------
Effect of exchange rate changes on cash and cash equivalents........     (8,957)            1,048
                                                                       --------          --------

   Net increase (decrease) in cash and cash equivalents.............    (14,254)           17,823

Cash and cash equivalents, beginning of period......................     41,932             3,134
                                                                       --------          --------
Cash and cash equivalents, end of period............................   $ 27,678            20,957
                                                                       ========          ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..........................   $ 26,085             8,446
                                                                       ========          ========

  Cash paid during the period for income taxes......................   $  6,874             2,208
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

    C.  Proposed Rights Offering and Sale of Preferred Stock
        ----------------------------------------------------

        The Company has announced that it plans to commence a $75 million rights offering to its stockholders. Under the rights offering, the Company plans to distribute, on a pro rata basis to all of its common stockholders of record as of a date to be determined, transferable rights to purchase additional shares of common stock at or about $6.00 per share. On April 7, 1999, the Company entered into an agreement with Apollo Investment Fund, L.P. ("Apollo"), together with its affiliates, Samsonite's largest stockholder, pursuant to which Apollo agreed to make a "bridge" investment equal to the aggregate subscription price of the rights distributable to Apollo and its affiliates in the rights offering and to "backstop" the rights offering by purchasing additional shares not subscribed for by other stockholders, subject to a maximum total investment by Apollo of $37.5 million. Apollo subsequently agreed to increase its backstop obligation by $12.5 million to $50.0 million. In consideration of Apollo's agreement to make the bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million. Additionally, Artemis America Partnership has agreed to make up to a $25.0 million investment in the Company by purchasing from Apollo, at Apollo's cost, one-half of the shares that Apollo purchased pursuant to its bridge investment and one-half of any shares that Apollo is obligated to purchase pursuant to the backstop.

        In April, Apollo made its bridge investment of $25.4 million by purchasing 1,000 shares of Series Z Convertible Preferred Stock ("Series Z Preferred Stock") which is initially convertible into the Company's common stock at a rate of $6.00 per common share for a total of 4,235,000 shares. The Series Z Preferred Stock has a nominal liquidation preference and is entitled to receive dividends equal to the dividends payable on the shares of common stock into which it is convertible. Part of the proceeds from Apollo's bridge investment were used to pay the cash premium for an insurance policy covering various lawsuits filed between March 13, 1998 and March 9, 1999 against the Company and related parties, and to pay certain costs incurred to defend these lawsuits (see Note 9). The $1.0 million fee payable to Apollo was recorded as a reduction of the stated value of the Series Z Preferred Stock.

    D.  Interim Financial Statements
        ----------------------------

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 1999 and results of operations for the three and six month periods ended July 31, 1999 and 1998. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

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

        Loss from continuing operations before extraordinary item per share and net loss per share for the six months ended July 31, 1999 and 1998 and the three months ended July 31, 1999 and 1998 is computed based on a weighted average number of shares of common stock outstanding during the period of 10,508,957, 18,407,919, 10,512,211 and 16,402,301, respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the six and three month periods ended July 31, 1999 and 1998 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders.

    G.  Royalty Revenues
        ----------------

        The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $7,979,000 and $7,349,000 for the six months ended July 31, 1999 and 1998, respectively, and $3,433,000 and $3,572,000 for the three months ended July 31, 1999 and 1998, respectively.

    H.  Reclassifications
        -----------------

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the July 31, 1999 presentation.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)

2.   Inventories

     Inventories consisted of the following :

                                                                           July 31,              January 31,
                                                                             1999                    1999
                                                                        --------------         ----------------
                                                                                  (In thousands)
     Raw Materials............................................              $ 35,296                  47,014
     Work in Process..........................................                 6,936                   8,059
     Finished Goods...........................................               125,074                 132,494
                                                                            --------                 -------
                                                                            $167,306                 187,567
                                                                            ========                 =======

 3.  Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

                                                                            July 31,              January 31,
                                                                             1999                    1999
                                                                        --------------         ----------------
     Land.....................................................              $ 11,806                  12,555
     Buildings................................................                67,048                  71,517
     Machinery, equipment and other...........................               142,328                 141,306
                                                                            --------                 -------
                                                                             221,182                 225,378
     Less accumulated amortization and depreciation..........                (78,493)                (75,737)
                                                                            --------                 -------
                                                                            $142,689                 149,641
                                                                            ========                 =======


     Depreciation included in cost of goods sold and selling, general and administrative expenses related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 and consisted of the following:

                                                                         Three months ended             Six months ended
                                                                               July 31,                     July 31,
                                                                    ---------------------------    ------------------------------
                                                                        1999           1998             1999           1998
                                                                    ---------------------------    ------------------------------
                                                                                         (In thousands)
     "Fresh Start" Depreciation in Cost of Goods Sold........          $ 201            137              404            723
     "Fresh Start" Depreciation in Selling, General and
        Administrative Expenses..............................             44             31               88            161
                                                                       -----           ----             ----           ----
          Total "Fresh Start" Depreciation...................          $ 245            168              492            884
                                                                       =====           ====             ====           ====

     Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, ranging primarily from two to six years.

4.   Intangible Assets

     Intangible assets, net of accumulated amortization, consisted of the following:

                                                                                        July 31,           January 31,
                                                                                          1999               1999
                                                                                     --------------     ----------------
                                                                                              (In thousands)
     Trademarks......................................                                  $  103,310             105,059
     Licenses, Patents and Other.....................                                       8,092               9,189
                                                                                         --------             -------
                                                                                       $  111,402             114,248
                                                                                         ========             =======

                   SAMONSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)

Amortization of intangible assets, including amortization related to the adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7, consisted of the following:

                                                                         Three months ended       Six months ended
                                                                               July 31,               July 31,
                                                                       -----------------------  --------------------
                                                                          1999          1998      1999        1998
                                                                       ---------      --------  -------      -------
                                                                                         (In thousands)
     "Fresh Start" Amortization of Trademarks, Licenses,
             Patents and Other...................................      $   1,260         1,431      2,519      2,863
     Other.......................................................            129            81        261        175
                                                                       ---------      --------    -------    -------
                                                                       $   1,389         1,512      2,780      3,038
                                                                       =========      ========    =======    =======

"Fresh Start" amortization represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. The reorganization value in excess of identifiable assets was amortized over a three year period ending June 1996; licenses, patents and other are amortized over a period ranging from one to twenty-three years, and tradenames are amortized primarily over a period of forty years.

5.   Debt

     Debt consisted of the following:

                                                                              July 31,               January 31,
                                                                                1999                    1999
                                                                       -----------------------    ------------------
                                                                                           (In thousands)
          Senior Credit Facility (a).............................             $ 105,480                135,074
          Senior Subordinated Notes (b)..........................               350,000                350,000
          Other obligations (c)..................................                21,825                 20,097
          Capital lease obligations..............................                 4,888                  5,802
          Series B Senior Subordinated Notes (d).................                   532                    532
                                                                              ---------                -------
                 Total debt......................................               482,725                511,505
          Less short-term debt and current installments of
                long-term obligations............................               (17,590)               (15,332)
                                                                               --------                -------
          Long-term obligations less current installments........             $ 465,135                496,173
                                                                               ========                =======

     (a) The Senior Credit Facility provides for a $100 million revolving credit facility (the "Revolving Credit Facility"), a $60 million term loan facility (the "U.S. Term Loan Facility") borrowed by the Company, and a term loan facility in the amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add lenders to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million.

          Obligations under the U.S. Term Loan Facility and the Revolving Credit Facility are secured by inventory, accounts receivable, personal property, intellectual property and other intangibles of the Company, 100% of the capital stock of the Company's major domestic subsidiaries, 66% of the stock of Samsonite Europe N.V. and other major non-domestic subsidiaries and a mortgage on the Company's real estate in Denver, Colorado.

          The Senior Credit Facility contains financial covenants that require the Company to maintain certain debt to earnings and interest coverage ratios and places limitations on capital expenditures. The Senior Credit Facility also contains covenants that, among other things, limit the ability of the Company (subject to exceptions) to incur additional liens, incur additional indebtedness, make certain kinds of investments,

                   SAMONSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)

          prepay or purchase subordinate indebtedness and preferred stock, make distributions and dividend payments to its stockholders, engage in affiliate transactions, make certain asset dispositions, make acquisitions and participate in certain mergers.

          During the six months ended July 31, 1998, deferred financing costs related to a refinancing of the Senior Credit Facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statements of operations.

     (b) The Senior Subordinated Notes (the "Notes") bear interest at 10 3/4% and mature on June 15, 2008. The Notes are redeemable at the option of the Company at various redemption prices specified in the indenture under which the Notes were issued. The indenture contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

     (c) Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries aggregating $17.9 million and $3.9 million of secured financing arrangements with foreign banks.

     (d) The Series B Senior Subordinated Notes (the "Series B Notes") bear interest at 11 1/8% and have a maturity date of July 15, 2005. During the six months ended July 31, 1998, the Company completed a tender offer for the Series B Notes and retired $52,269,000 principal amount of the Series B Notes and paid redemption premium and other expenses of the tender offer totaling approximately $8,512,000. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the six months ended July 31, 1998.

6.   Other Income (Expense) - Net

     Other income (expense) - net consisted of the following:

                                                                         Three months ended         Six months ended
                                                                               July 31,                 July 31,
                                                                       -----------------------    --------------------
                                                                          1999          1998        1999        1998
                                                                       ---------      --------    --------     -------
                                                                                         (In thousands)
     Net realized gain from foreign currency forward
         delivery contracts......................................      $     834           749       1,238       1,425
     Unrealized gain from foreign currency forward
         delivery contracts......................................            604          (562)      4,528         191
     Equity in loss of unconsolidated affiliate..................           (160)         (638)       (197)       (873)
     Gain (loss) on disposition of assets held for sale
         and fixed assets, net...................................             62         3,632         (32)      4,369
     Other, net..................................................           (466)       (1,383)     (2,447)     (2,316)
                                                                       ---------      --------    --------     -------
                                                                       $     874         1,798       3,090       2,796
                                                                       =========      ========    ========     =======

                   SAMONSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)

7.   Employee Stock Options

     The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the January 31, 1999 Form 10-K for a description of these plans. In addition, the Company has outstanding options and stock bonus awards to current and past executives in connection with employment agreements.

     At July 31, 1999, the Company had outstanding options for a total of 1,814,688 shares at exercise prices ranging from $2.50 to $16.00 per share. Options for 1,015,830 shares were exercisable at July 31, 1999 at a weighted average exercise price of $6.51 per share. Options for 2,358 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $2.50 per share during the six months ended July 31, 1999.

     In May 1996, the Company entered into agreements with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock (the "Bonus Shares"), payable if the officer remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event or in the event of certain types of termination. Bonus Shares vested and were issued to one executive subsequent to his termination of employment on February 1, 1998 and the remaining compensation expense related to his shares was recognized during the six months ended July 31, 1998. The Company has recognized compensation expense equal to the fair market value at the date of the grant ($18.25 per share) over the vesting period for the two remaining executives. In connection with the completion of the recapitalization in fiscal 1999, the Share Bonus Agreements for the two remaining executives were amended to permit the tender of Bonus Shares to the Company. As a result, during fiscal 1999 the Company purchased 20,026 of the Bonus Shares from each of the two executive officers, representing the same percentage of shares accepted in the recapitalization from other stockholders. The remaining outstanding Bonus Shares vested and were issued in May 1999.

8.   Segment Information

     Effective for the year ended January 31, 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Certain information for July 31, 1998 has been reclassified from the prior year's presentation in order to conform to the July 31, 1999 presentation.

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

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)


Segment information for the six-month and three-month periods ended July 31, 1999 and 1998 is as follows:

Six months ended July 31,

                                                            U.S.     U.S.     Other             Other
                                                            ----     ----     -----             -----
1999                                            Europe   Wholesale  Retail  Americas   Asia   Operations   Eliminations   Totals
----                                           --------  ---------  ------  --------  ------  ----------   ------------  --------
                                                                             (In thousands)
Revenues from external customers...........    $157,766   103,452   63,382    23,506  15,383       7,775            --    371,264
Intersegment revenues......................    $  1,525    30,359       --       892   4,322          --       (37,098)        --
Operating income (loss) (a)................    $ 22,007      (226)   2,669       836   2,073      (4,958)        2,289     24,690
Total assets...............................    $175,184   160,523   35,191    46,907  29,269     225,265       (97,242)   575,097

1998
----

Revenues from external customers...........    $144,577    76,991   59,958    21,552  10,119       7,141            --    320,338
Intersegment revenues......................    $  1,046    10,693       --     3,364   4,097          --       (19,200)        --
Operating income (loss) (a)................    $ 16,232   (27,570)   4,442        (8)    157     (13,163)        1,743    (18,167)
Total assets...............................    $175,864   156,735   29,785    49,747  21,907     766,705      (569,890)   630,853

Three months ended July 31,

                                                            U.S.     U.S.     Other             Other
                                                            ----     ----     -----             -----
1999                                            Europe   Wholesale  Retail  Americas   Asia   Operations   Eliminations   Totals
----                                           --------  ---------  ------  --------  ------  ----------   ------------  --------
                                                                             (In thousands)
Revenues from external customers...........    $ 78,563    56,303   35,161    13,520   8,350       3,491            --    195,388
Intersegment revenues......................    $    856    13,191       --       197   2,130          --       (16,374)        --
Operating income (loss) (a)................    $ 10,807       585    2,394       967   1,303      (2,568)        1,188     14,676
Total assets...............................    $175,184   160,523   35,191    46,907  29,269     225,265       (97,242)   575,097

1998
----

Revenues from external customers...........    $ 72,628    37,019   34,176    11,123   5,230       3,486            --    163,662
Intersegment revenues......................    $    430    (1,832)      --     1,535   3,347          --        (3,480)        --
Operating income (loss) (a)................    $ 10,806   (18,126)   3,745       (75)    198     (11,999)        1,633    (13,818)
Total assets...............................    $175,864   156,735   29,785    49,747  21,907     766,705      (569,890)   630,853

(a) Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income - net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

    The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the six months ended July 31, 1999 and 1998, the Company had net gains from such transactions of $5,766,000 and $1,616,000, respectively, which are included in nonoperating income. For the three months ended July 31, 1999 and 1998, the Company had net gains from such transactions of $1,438,000 and $187,000, respectively.

9.  Litigation, Commitments and Contingencies

    The Company and certain related parties have been the subject of various purported shareholder class action lawsuits and a purported derivative action filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court, City and County of Denver; United States District Court for the District of Colorado; and the Delaware Court of Chancery (together, the ''Shareholder Litigation''). In April 1999, the Company entered into an insurance agreement with a major insurance carrier whereby the carrier assumed responsibility for the defense and ultimate resolution of the Shareholder Litigation and any other actions asserted at any time that involve essentially the same or similar allegations, facts or circumstances as those in the Shareholder Litigation. In connection with the insurance agreement, the Company entered into certain agreements and releases and agreed to make a cash premium payment, net of potential future reimbursements, to the insurer ranging from an estimated minimum payment of $7.0 million to a maximum payment of $17.5 million depending on the ultimate cost to defend and resolve the pending litigation. The Company is responsible for paying all legal defense costs prior to the effective date of the insurance agreement. However, the Company expects that substantially all costs incurred subsequent to the effective date to defend and resolve the Shareholder Litigation will

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)


    be covered by the insurance agreement. The Company believes that its consolidated statements of operations for the fiscal year ended January 31, 1999 reflect the accrual of substantially all costs incurred and expected to be incurred in connection with these lawsuits.

    In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these other pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended July 31, 1999 ("fiscal 2000" or "current year") Compared to Three Months Ended July 31, 1998 ("fiscal 1999" or "prior year")

General. The Company analyzes its net sales and operations by the following categories: (i) "European operations" which include eastern and western European country sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (ii) "the Americas operations" which include wholesale and retail sales, manufacturing and distribution operations in the United States, and "Other Americas" which includes operations in Canada and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan; and (iv) "corporate operations" which includes licensing operations and corporate headquarters.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2000 and fiscal 1999 at average rates of approximately 38.41 and 37.15 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 3.4% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 2000 compared to fiscal 1999. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2000, the Company had net gains from such instruments of $1.4 million ($0.8 million of which was realized); during fiscal 1999, the Company had net gains on such instruments of $0.2 million ($0.7 million of which was realized). The Company estimates the reduction in reported operating income because of the translation from the strengthening of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $0.4 million and $0.5 million for the three months ended July 31, 1999 and 1998, respectively.

Net Sales. Consolidated net sales increased from $163.7 million in fiscal 1999 to $195.4 million in fiscal 2000, an increase of $31.7 million, or 19.4%. Fiscal 2000 sales were negatively impacted by the decline in the value of the Belgian franc compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2000 sales would have increased by $34.4 million, or approximately 21.0%.

Sales from European operations increased from $72.6 million in fiscal 1999 to $78.6 million in fiscal 2000, an increase of $6.0 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2000 sales increased by 11.8%, or the U.S. constant dollar equivalent of $8.7 million, compared to fiscal 1999. Sales of softside product improved by approximately 26% from the prior year while hardside product sales increased by approximately 2%. The significant increase in softside sales is due in part to the success of the redesigned Spark, Accent and Promo Base Hits lines. Sales of the new Trunk & Co. products and softside business cases were also sharply higher.

Sales from the Americas operations increased from $82.3 million in fiscal 1999 to $105.0 million in fiscal 2000, an increase of $22.7 million, or 27.5%. U.S. Wholesale sales for the second quarter increased by $19.3 million, or 52% from the prior year, U.S. Retail division sales increased by $1.0 million, and sales in the Other Americas operations increased by $2.4 million from the prior year. A computer conversion problem in July 1998 caused a disruption in distribution in the U.S. operations which significantly depressed sales during the second quarter of the prior year. The Company believes U.S. Wholesale sales have improved due to increased consumer acceptance of more competitive products and better marketing strategies resulting in better sell-through and fewer returns compared to the prior year. U.S. Retail sales continued to improve, increasing from $34.2 million in the prior year to $35.2 million in the current year, an increase of 2.9%. However, comparable store sales decreased 3.9% from the same quarter in the prior year. The increase in Other Americas sales is due to increases in Canada's sales as well as a full quarter of sales from Argentina and Uruguay, which were acquired in the second quarter of fiscal 1999.

Second quarter sales from Asian operations were $3.1 million higher than the prior year sales, a 59.7% increase, as a result of increased sales in all Asian operations. The most significant increase occurred in Korea with a $1.4 million increase over the prior year's sales. The improvement in Asian sales is primarily due to some economic recovery in the region and increased market share in Korea.

Revenues from licensing operations declined slightly from the prior year to $3.4 million in fiscal 2000. Samsonite and American Tourister label licensing revenues decreased $0.1 million from the prior year, and Global Licensing revenues were approximately equal to the prior year.

Gross profit. Consolidated gross profit for fiscal 2000 increased from fiscal 1999 by $17.0 million. Consolidated gross margin increased by 2.3 margin points, from 39.2% in fiscal 1999 to 41.5% in fiscal 2000.

Gross margins from European operations increased 1.0 percentage points from the prior year to 41.7% in fiscal 2000. The increase in European gross profit margins is due primarily to selective price increases effective in the European markets beginning in fiscal 2000 and an improvement in margins on softside products due to lower product costs.

Gross margins for the Americas increased by 4.6 percentage points, from 34.8% in fiscal 1999 to 39.4% in fiscal 2000. U.S. Wholesale gross profit margins increased from 19.3% in the prior year to 32.3% in the current year due primarily to improved sales volume, lower sales returns and allowances, the reduction of unfavorable production variances and lower manufacturing overhead costs.

U.S. Retail gross profit margins for the quarter declined slightly to 52.5% in fiscal 2000 from 53.0% in fiscal 1999 due primarily to a higher sales mix of discontinued and obsolete product at lower gross profit margins. Part of the Company's strategy to reduce excess inventories in the U.S. is to sell such products through its retail stores.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A decreased by $5.8 million from fiscal 1999 to fiscal 2000. As a percent of sales, SG&A was 33.3% in fiscal 2000 and 43.3% in fiscal 1999.

SG&A for the Americas, including Corporate, decreased by $9.3 million. Within the Americas, SG&A for U.S. Retail increased by $1.7 million primarily due to increased sales volumes. SG&A for Corporate and U.S. Wholesale decreased $11.2 million due primarily to non-recurring expenses incurred in fiscal 1999 totaling $9.1 million associated with the Recapitalization (see Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999) and lower dealer advertising costs and warranty expense in the current year. SG&A for Other Americas operations increased by $0.2 million. European SG&A increased by a net $3.2 million, which included a $0.7 million decline due to the exchange rate effect. The increase in Europe's SG&A is due primarily to an increase in advertising costs compared to the prior year, a higher provision for doubtful accounts receivable and higher professional fees incurred. SG&A for Asia was $0.3 million higher than the prior year.

Provision for restructuring operations. The provision for restructuring operations of $5.6 million in the second quarter of the prior year results primarily from the restructuring of the U.S. Wholesale business. The restructuring provision was primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. There was no restructuring provision recorded in fiscal 2000.

Amortization of intangible assets. Amortization of intangible assets decreased from $1.5 million in fiscal 1999 to $1.4 million in fiscal 2000 due primarily to lower amortization expense relating to certain McGregor licenses which became fully amortized during fiscal 1999.

Operating income (loss). Operating income (loss) improved from an operating loss of $13.8 million in fiscal 1999 to operating income in fiscal 2000 of $14.7 million, an increase of $28.5 million. The increase is a result of the increased sales volume and resulting increase in gross profit of $17.0 million, reductions in SG&A of $5.8 million and the restructuring expense of $5.6 million and the decline in amortization of intangibles of $0.1 million.

Interest income. Interest income of $0.4 million was lower than the prior year by $0.3 million due primarily to interest income received on the temporary investment of funds from proceeds of the Recapitalization financing until the tender offer was completed during the prior year.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $7.5 million in fiscal 1999 to $13.3 million in fiscal 2000. The increase is due primarily to increased interest expense and issuance cost amortization as a result of the Recapitalization which occurred during the second quarter of the prior year.

Other income - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income - net. Other income - net decreased by $0.9 million from $1.8 million in fiscal 1999 to $0.9 million in fiscal 2000. The decrease is due to a $3.6 million gain on the sale of an asset held for sale recognized in the second quarter of fiscal 1999, partially offset by an increase in hedge gains from forward foreign currency contracts of $1.3 million and a decrease in other expenses of $0.9 million. Equity in loss of unconsolidated affiliate also decreased by $0.5 million as a result of a decrease in the losses of Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China, which was restructured in fiscal 1999.

The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income because of the translation from the strengthening of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $0.4 million and $0.5 million for the three months ended July 31, 1999 and 1998, respectively. Other income for the second quarter of fiscal 2000 includes income from forward exchange contracts of $1.4 million, $0.8 million of which was realized. In the second quarter of fiscal 1999, such transactions resulted in income of $0.2 million, $0.7 million which was realized. The income recorded for the three months ended July 31, 1999 results primarily from forward exchange contracts entered to reduce economic exposure to fluctuations in currency exchange rates for the Belgian franc. The ultimate realization of unrealized income from such contracts is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc until the contracts are closed.

Income tax expense. Income tax expense decreased from $8.1 million in fiscal 1999 to $2.7 million in fiscal 2000. The decrease is due primarily to the provision for deferred taxes in the prior year on a $30 million dividend received from Samsonite Europe N.V. Deferred taxes had not been previously provided on these European earnings. Offsetting the effect of the dividend in the prior year is higher pretax earnings in the current year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax loss and actual income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes. A deferred tax benefit has not been provided for U.S. operating losses.

Extraordinary loss. The extraordinary loss for the three months ended July 31, 1998 resulted from $0.4 million in deferred financing costs related to the refinanced senior credit facility which were charged to expense, net of tax effects, in connection with the completion of the Recapitalization.

Net loss. The Company had a net loss in fiscal 2000 of $0.4 million compared to a net loss in fiscal 1999 of $27.3 million. The decrease in the net loss from the prior year of $26.9 million is caused by the effect of the increases in operating income and a decrease in income tax expense and extraordinary loss, offset by the decrease in interest and other income and the increase in interest expense during fiscal 2000.

Senior redeemable preferred stock dividends and accretion of preferred stock discount. This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock issued in connection with the Recapitalization and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase over prior year is due to the timing of the Recapitalization which occurred in June 1998.

Net loss to common stockholders. This amount represents net loss after dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share.

Six Months Ended July 31, 1999 ("fiscal 2000" or "current year") Compared to Six Months Ended July 31, 1998 ("fiscal 1999" or "prior year").

General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2000 and fiscal 1999 at average rates of approximately
37.24 and 37.38 francs to the U.S. dollar, respectively. This increase in the value of the Belgian franc of approximately 0.3% resulted in nominal increases in reported sales, cost of sales and other expenses in fiscal 2000 compared to fiscal 1999. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2000, the Company had net gains from such instruments of $5.8 million, $1.3 million of which was realized; during fiscal 1999, the Company had net gains on such instruments of $1.6 million, $1.4 million of which was realized. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $1.3 million for the six months ended July 31, 1998. The effect of the exchange rate difference on operating income in fiscal 2000 is not significant.

Net Sales. Consolidated net sales increased from $320.3 million in fiscal 1999 to $371.3 million in fiscal 2000, an increase of $51.0 million or 15.9%. Fiscal 2000 sales were favorably impacted by the increase in the value of the Belgian franc compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2000 sales would have increased by $50.4 million or approximately 15.7%.

Sales from European operations increased from $144.6 million in fiscal 1999 to $157.8 million in fiscal 2000, an increase of $13.2 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2000 sales increased by 8.7%, or the U.S. constant dollar equivalent of $12.6 million, compared to fiscal 1999. Sales of softside product improved by approximately 20% from prior year while hardside product sales decreased slightly. The significant increase in softside sales is due in part to the success of the Spark, Accent and Promo Base Hits lines. Sales of the new Trunk & Co. products and softside business cases were also higher. The decrease in hardside sales is attributable mainly to the decline in Epsilon and Oyster I series sales.

Sales from the Americas operations increased from $158.5 million in fiscal 1999 to $190.4 million in fiscal 2000, an increase of $31.9 million, or 20.1%. U.S. Wholesale sales for the current year increased by $26.5 million from the prior year, Retail sales increased by $3.4 million, and sales in the Other Americas operations increased by $2.0 million from the prior year. A computer conversion problem in July 1998 caused a disruption in distribution in the U.S. operations which significantly depressed sales during the six months ended July 31, 1999. The Company believes U.S. Wholesale sales have improved due to increased consumer acceptance of more competitive products and better marketing strategies resulting in better sell-through and fewer returns compared to the prior year. U.S. Retail sales continued to improve, increasing from $60.0 million in the prior year to $63.4 million in fiscal 2000, an increase of 5.7%. Comparable store sales decreased 2.2% from the same period in the prior year.

Sales from Asian operations were $5.3 million, or 52.0%, higher than the prior year sales, as a result of increased sales in all Asian operations. The most significant increase occurred in Korea with a $2.6 million increase over the prior year's sales. The improvement in Asian sales is primarily due to some economic recovery in the region and increased market share in Korea.

Revenues from licensing operations increased $0.6 million over the prior year to $7.7 million in fiscal 2000. Samsonite and American Tourister label licensing revenues increased $0.5 million, and Global Licensing revenues increased $0.1 million compared to the prior year.

Gross profit. Consolidated gross profit for fiscal 2000 increased from fiscal 1999 by $32.2 million. Consolidated gross margin increased by 3.3 margin points, from 38.6% in fiscal 1999 to 41.9% in fiscal 2000.

Gross margins from European operations increased 1.4 percentage points from the prior year to 40.9% in fiscal 2000. The increase in gross profit margins is due primarily to selective price increases effective in the European markets beginning in fiscal 2000 and improvement in margins on softside products.

Gross margins for the Americas increased by 5.5 percentage points, from 34.9% in fiscal 1999 to 40.4% in fiscal 2000. U.S. Wholesale gross profit margins increased from 22.6% in the prior year to 35.0% in the current year due primarily to improved sales volume, lower sales returns and allowances, the elimination of unfavorable production variances and lower manufacturing overhead costs.

U.S. Retail gross profit margins for the period declined slightly to 51.8% in fiscal 2000 due primarily to a higher sales mix of discontinued and obsolete product at lower gross profit margins. Part of the Company's strategy to reduce excess inventories in the U.S. is to sell such products through its retail stores.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A decreased by $2.2 million from fiscal 1999 to fiscal 2000. As a percent of sales, SG&A was 34.6% in fiscal 2000 and 40.7% in fiscal 1999.

SG&A for the Americas, including Corporate, decreased $6.7 million. Within the Americas, SG&A for U.S. Retail increased by $2.9 million primarily due to an increase in the number of stores. SG&A for Corporate and U.S. Wholesale combined decreased $10.2 million due primarily to expenses incurred in fiscal 1999 totaling $9.1 million associated with the Recapitalization, lower dealer advertising costs and lower warranty and sales costs. SG&A for Other Americas increased by $0.6 million. SG&A for Europe increased $4.2 million. The increase in Europe's SG&A is due primarily to an increase in advertising costs compared to the prior year, a higher provision for doubtful accounts receivable and higher professional fees incurred. SG&A for Asia was $0.3 million higher than the prior year.

Provision for restructuring operations. The provision for restructuring operations in fiscal 1999 of $8.2 million results primarily from the restructuring of the U.S. Wholesale operations and the restructuring of the Torhout, Belgium manufacturing operations. The U.S. Wholesale restructuring provision of $5.6 million is primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. The Torhout, Belgium restructuring provision of $2.6 million is primarily related to termination and severance costs for the elimination of approximately 111 positions. There was no restructuring provision recorded during fiscal 2000.

Amortization of intangible assets. Amortization of intangible assets decreased from $3.0 million in fiscal 1999 to $2.8 million in fiscal 2000 due primarily to lower amortization expense relating to certain McGregor licenses which became fully amortized during fiscal 1999.

Operating income (loss). Operating income (loss) improved from an operating loss of $18.2 million in fiscal 1999 to operating income in fiscal 2000 of $24.7 million, an increase of $42.9 million. The increase is a result of the increased sales volume and resulting increase in gross profit of $32.2 million, the reduction in SG&A of $2.2 million and the restructuring provision of $8.2 million and the decline in amortization of intangibles of $0.3 million.

Interest income. Interest income of $1.0 million was lower than the prior year by $0.5 million due primarily to interest income received from temporary investment of funds from proceeds of the Recapitalization financing until the tender offer was completed and interest received on a refund of state income taxes during the prior year.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $12.3 million in fiscal 1999 to $26.8 million in fiscal 2000. The increase is due primarily to increased interest expense and issuance cost amortization as a result of the Recapitalization which occurred during the second quarter of fiscal 1999.

Other income - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income - net. Other income - net increased by $0.3 million from $2.8 million in fiscal 1999 to $3.1 million in fiscal 2000. The increase is due primarily to an increase in hedge gains of $4.2 million, and a decrease in equity in loss of unconsolidated affiliates of $0.7 million as a result of a decrease in the losses of Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint-venture formed to manufacture and distribute luggage in China, which was restructured in fiscal 1999. These increases were partially offset by gains on sales of assets held for sale recognized in the prior year of $3.6 million, decreases in gain on sale of fixed assets of $0.7 million, and an increase in other miscellaneous expenses of $0.3 million.

The Company has entered into certain forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $1.3 million for the six months ended July 31, 1998. There was substantially no effect on operating income in fiscal 2000 due to exchange rate changes. Other income for fiscal 2000 includes income from forward exchange contracts of $5.8 million, $4.5 million of which was unrealized. In fiscal 1999, such transactions resulted in income of $1.6 million, $0.2 million of which was unrealized. The income recorded for the six months ended July 31, 1999 results primarily from forward exchange contracts entered to reduce economic exposure to fluctuations in currency exchange rates for the Belgian franc. The ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc when the contracts are closed.

Income tax expense. Income tax expense increased from $5.2 million in fiscal 1999 to $5.8 million in fiscal 2000. The increase in current year taxes is due to pretax earnings in fiscal 2000 compared to a loss in fiscal 1999 offset by the tax effect in the U.S. of a $30 million dividend received from Samsonite Europe N.V. in the prior year. Prior year taxes also included $0.8 million in state tax refunds received in fiscal 1999 related to taxes accrued and paid in prior years. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax loss and actual income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes. A deferred tax benefit has not been provided for U.S. operating losses.

Extraordinary loss. The extraordinary loss for the six months ended July 31, 1998 resulted from the completion of a tender offer for the Company's 11 1/8% Series B Subordinated Notes (the "Notes"). The Company retired $52.3 million principal amount of the Notes and paid redemption premiums and other expenses of the tender offer totaling approximately $8.5 million. These costs along with $1.5 million of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, for the six months ended July 31, 1998. Also during the prior year, the Company completed the Recapitalization. In connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $0.4 million were charged to expense and classified as an extraordinary item, net of tax effects.

Net loss. The Company had a net loss in fiscal 2000 of $4.3 million compared to a net loss in fiscal 1999 of $38.3 million. The decrease in the net loss from the prior year of $34.0 million is caused by the effect of the increases in operating and other income and a decrease in extraordinary loss, offset by the decrease in interest income and the increase in interest expense and income taxes during fiscal 2000.

Senior redeemable preferred stock dividends and accretion of preferred stock discount. This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock issued in connection with the Recapitalization and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase over the prior year is due to the timing of the Recapitalization which occurred in June 1998.

Net loss to common stockholders. This amount represents net loss after dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share.

Liquidity and Capital Resources
-------------------------------

For the six months ended July 31, 1999, cash provided by operations as reflected on the Consolidated Statements of Cash Flows included elsewhere herein was $2.9 million, primarily as a result of the net loss as adjusted for non-cash items and decreases in inventories, net of the increases in trade and other receivables, prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities since January 31, 1999. At July 31, 1999, the Company had working capital of $163.6 million compared to $174.2 million at January 31, 1999, a decrease of $10.6 million. Current assets decreased by $33.9 million, primarily due to decreases in inventories of $20.3 million, cash of $14.3 million and trade and other receivables of $0.5 million, net of increases in prepaid expenses and other current assets of $1.2 million.

The Company has applied excess cash balances to reduce long-term obligations. As a result, long-term obligations decreased from $496.2 million at January 31, 1999 to $465.1 million at July 31, 1999, a decrease of $31.1 million. At July 31, 1999, the Company had utilized through outstanding letters of credit, $7.1 million of availability under the $100 million revolving credit portion of its Senior Credit Facility. There was no balance outstanding on the revolving credit portion of the facility. Additional borrowings under the Senior Credit Facility could be limited by the Company's ability to meet and maintain the financial ratios required under the Senior Credit Facility after giving effect to any additional borrowings.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund second quarter fiscal 2000 operations, scheduled payments of principal and interest on indebtedness, income taxes and capital expenditures. Management of the Company believes that cash flow from operations, amounts available under its credit facilities, including emerging market credit facilities, and proceeds from equity financing will be adequate to fund operating requirements and expansion plans during the next 12 months.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. The Company's foreign operations in Asia consist primarily of distributorships organized as joint venture subsidiaries. Economies and local currencies throughout much of Asia entered a tumultuous period beginning in fiscal 1998 as a result of political turmoil and general economic problems with principal industries. The Company believes the situation has stabilized to some degree and has experienced some improvement towards the end of fiscal 1999 and in the first half of fiscal 2000 in the operations of the Company's Asian subsidiaries. Geographic concentrations of credit risk with respect to trade receivables are not considered significant as a result of the diverse geographic areas covered by the Company's operations.

The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for six months ended July 31, 1999 and 1998 and the three months ended July 31, 1999 and 1998 was $41.4 million, $(1.5) million, $22.2 million and $(5.3) million, respectively. However, these amounts include various items of income (expense), including restructuring provisions, expenses of the Recapitalization, gain (loss) on disposition of fixed assets, net, and other items, net, which together aggregate $(1.6) million and $15.2 million for the six months ended July 31, 1999 and 1998, respectively which management believes should be added to (deducted from) the calculation of EBITDA. These items were less than $0.1 million and $13.1 million in the three months ended July 31, 1999 and 1998, respectively. As adjusted for the aggregate of these items of other income (expense), EBITDA was $39.8 million and $13.7 million for the six months ended July 31, 1999, and 1998 and $22.2 million and $7.8 million for the three months ended July 31, 1999 and 1998.

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

United States Operations.   In the United States, the Company has installed in
fiscal years 1998 and 1999 new financial manufacturing and distribution software developed by J.D. Edwards in response to general needs of the business as well as the Year 2000 Issue. This software system comprises the majority of the information technology used in the U.S. operations. Based on documents provided by the developer of the software, the Company believes the software is Year 2000 compliant. The Company has incurred costs to purchase and implement this software through July 31, 1999 of approximately $11.0 million. Additionally, the Company has upgraded the information system software used in its retail operations in order to make it Year 2000 compliant. Based on documents provided by the developer of the software, the Company believes the software is Year 2000 compliant. The aforementioned cost estimates do not include significant costs of existing internal staff who have devoted significant resources to resolving Year 2000 issues.

In order to identify and remediate Year 2000 issues associated with other information systems used by the Company, non-information technology systems, and third party organizations, the Company contracted with a third party consultant in November 1998 to coordinate the Company's Year 2000 project efforts (the "Y2K Project"). The Y2K Project's scope includes an inventory of non-information technology automated systems with potential Year 2000 issues, evaluation of suspect systems, and development of a project plan schedule and budget for remediation or replacement of non-compliant systems. The Y2K Project includes identifying any Year 2000 risks associated with key business partners, product purchasers, materials suppliers, public utility providers, and other organizations with which the Company has a material relationship. Non-information technology systems being evaluated include systems using embedded chip technology (i.e. telecommunications, heating and air conditioning, manufacturing process control). The Y2K Project includes five phases as follows:

  .  Phase 1--System level inventory and business risk assessment.
  . Phase 2--Detailed inventory and evaluation to identify non-compliant systems.
  .  Phase 3--Remediation of non-compliant systems.
  . Phase 4--Acceptance testing of remediated systems in a production environment.
  .  Phase 5--Implementation of remediated systems in a production environment.

As of July 31, 1999, Phases 1 and 2 were complete. Phases 3 through 5 are projected to be completed at various dates through October 31, 1999 and remediation of identified non-compliant systems has been initiated throughout Phases 1 and 2. As of July 31, 1999, the Company has not identified or become aware of any Year 2000 problem specific to its major customers, vendors or suppliers, municipalities, public utilities or other service providers which could have a material effect on Company operations. The Company has incurred consulting expenses for the Y2K Project management through July 31, 1999 of approximately $900,000 and expects total costs of the consulting project will be approximately $1.3 million. The Company has not completed a detailed estimate of costs to remediate Year 2000 problems identified as a result of the Y2K Project; however, based on preliminary evaluations, the Company does not expect such costs to be substantial. Notwithstanding the foregoing, the Company cannot assure you that it has identified all Year 2000 issues or that all Year 2000 issues identified will be corrected on the schedule or within the estimated cost levels indicated above.

Within the U.S. operations, the Company's reasonable worst case scenarios include the potential impact of the Company's inability to receive product from finished goods suppliers to meet operational needs in January 2000 and the inability of the Company or its finished goods suppliers to obtain raw materials for softside or hardside production in January 2000 to meet production requirements. The Company's contingency plans to address these scenarios include:

  . Increasing inventory levels of finished goods in December 1999 to meet projected January 2000 shipment requirements.
  . Increasing inventory levels of raw materials in December 1999 to meet anticipated manufacturing needs in January 2000.
  . Identifying alternative sources for providers of raw materials and transportation of both raw materials and finished goods.

European Operations. The Company's European subsidiary ("Samsonite Europe") generally uses information technology systems which have been developed internally over many years. The Company began evaluating and remediating such systems for Year 2000 problems in calendar year 1997 and believes that all necessary modifications have been completed as of July 31, 1999. Similarly, the Company believes that it has identified all Year 2000 issues pertaining to information technology equipment acquired from third parties and that most of the required corrective actions have been completed as of July 31, 1999. The Company estimates that final remediation will be completed by November 30, 1999.

In January 1998, Samsonite Europe formed a Year 2000 compliance task force to survey and remediate non-information technology systems using embedded chip technology and to survey customers and suppliers for Year 2000 compliance. Samsonite Europe believes that it has identified critical non-compliance issues with respect to non-information technology systems and has made the necessary equipment upgrades or replacements as of July 31, 1999. Problems and solutions have been identified and remediation may take until September 30, 1999. A survey of customers and suppliers has been or will be completed by the same dates. Notwithstanding the foregoing, we cannot assure you that we have identified all Year 2000 issues or that they will be corrected on the schedule indicated above.

Through July 31, 1999, Samsonite Europe has incurred incremental costs related to the Year 2000 issue of approximately $100,000 and estimates that the total costs will not exceed $200,000. Such cost estimates do not include significant costs of existing internal staff who have devoted significant resources to resolving Year 2000 issues.

Efforts have been made by Samsonite Europe to identify the most reasonably likely worst case Year 2000 scenarios and actions have been scheduled in order to safeguard business continuity in the event any of these scenarios actually occurs. These scenarios include:

  . Critical external service providers such as electricity or phone service providers fail to provide their services during the period beginning January 1, 2000.

  . Critical external suppliers fail to supply raw materials, subassemblies or finished goods during the period beginning January 1, 2000.

Samsonite Europe's contingency plans to handle these reasonably likely worst case Year 2000 scenarios include:

  . Increases to the raw material, subassembly and finished goods inventory levels at December 31, 1999.
  . Development of an action plan to substitute automated production flows with manual ones within the manufacturing plants.
  . Organization of alternative action plans with critical carriers and finished goods dispatchers throughout Europe, working with manual or basic mechanical transport systems not linked to embedded systems.
  .  Providing alternative order entry processes.
  . Implementing human resource actions to provide necessary staffing during the period beginning January 1, 2000.

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

No Assurance. No assurance can be given that the Company can identify or has identified all Year 2000 issues which may have a material adverse effect on Company operations in the U.S., Europe or elsewhere or that it can correct identified issues before a Year 2000 problem occurs. Additionally, no assurances can be given that the Company's customers, vendors or suppliers, municipalities, public utilities or other third party organizations will not experience Year 2000 issues which may have a material adverse impact on the Company's operations.

Conversion to the Euro

On January 1, 1999, eleven countries in Europe adopted a common currency, the "Euro" and exchange rates between the currencies of the eleven countries were fixed against the new Euro. The former currencies of those eleven countries will remain legal tender as denominations of the Euro until January 1, 2002 and goods and services may be paid for using either the Euro or the former currency until that time. Approximately 75% of Samsonite Europe sales are within these eleven countries. The Euro conversion has a significant impact on the Company's operations in terms of pricing policies, currency risk and exchange, information systems, and financial reporting. Samsonite Europe has been addressing Euro implementation issues since fiscal 1998 and has formed two different project teams to address Euro issues: one to address competitive and marketing issues and another to address administrative, financial and computer systems issues.

The Company believes the adoption of the Euro will have a positive effect on Samsonite Europe's operations. Having a common currency among many of the countries that Samsonite Europe sells into will reduce the administrative burden of multiple currencies as well as reduce the costs of hedging and exchanging currencies and resulting exchange gains and losses. Additionally, if the Euro becomes accepted in the international money markets, Samsonite Europe may also reduce its currency risk against the U.S. dollar for purchases of goods in the Far East by using the Euro to pay for such purchases rather than the U.S. dollar, which is currently the primary currency used in international trade. At present, there is some pressure on the Euro and Samsonite Europe will not seek to use the Euro in international trade unless the Euro strengthens against the U.S. dollar.

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

Samsonite Europe currently intends to continue using the Belgian franc as its functional currency for financial reporting purposes until its fiscal year beginning January 1, 2001. As of December 31, 1998, Samsonite Europe's information systems have been modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the Euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications are necessary to convert the functional currency to the Euro. The target completion date for such modifications, which are being accomplished using existing internal staffing, is December 31, 1999. Most system modifications to date have also been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through July 31, 1999 of approximately $50,000 to implement the Euro conversion and estimates that it will spend a total of approximately $100,000 to fully implement its Euro conversion. All costs related to the Euro conversion have been charged to expense.

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

At July 31, 1999, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $40.1 million compared to approximately $74.0 million at January 31, 1999.

For the three and six month periods ended July 31, 1999, the Company had recorded unrealized gains from forward foreign exchange contracts to hedge translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in Belgian francs) and intercompany royalty payments of $0.6 million and $4.5 million, respectively. The ultimate realization of such amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the six month period ended July 31, 1999 would be approximately $4.1 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 1999 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $350.0 million. At January 31, 1999, the quoted market price of these notes was $80 per $100 of principal; at July 31, 1999, the quoted market price of these notes was $85.50 per $100 of principal.

                             SAMSONITE CORPORATION

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
         -----------------

The Company and certain related parties have been the subject of various purported shareholder class action lawsuits and a purported derivative action filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court, City and County of Denver; United States District Court for the District of Colorado; and the Delaware Court of Chancery (together, the "Shareholder Litigation"). In April 1999, the Company entered into an insurance agreement with a major insurance carrier whereby the carrier assumed responsibility for the defense and ultimate resolution of the Shareholder Litigation and any other actions asserted at any time that involve essentially the same or similar allegations, facts or circumstances as those in the Shareholder Litigation. In connection with the insurance agreement, the Company entered into certain agreements and releases and agreed to make a cash premium payment, net of potential future reimbursements, to the insurer ranging from an estimated minimum payment of $7.0 million to a maximum payment of $17.5 million depending on the ultimate cost to defend and resolve the pending litigation. The Company is responsible for paying all legal defense costs prior to the effective date of the insurance agreement. However, the Company expects that substantially all costs incurred subsequent to the effective date to defend and resolve the Shareholder Litigation will be covered by the insurance agreement. The Company believes that its consolidated statements of operations for the fiscal year ended January 31, 1999 reflect the accrual of substantially all costs incurred and expected to be incurred in connection with these lawsuits.

In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these other pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity. Refer to Note 15 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 which describes other commitments and contingencies.

Item 2 - Changes in Securities
         ---------------------
None.

Item 3 - Defaults Upon Senior Securities
         -------------------------------
None.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's regular annual meeting of shareholders held on June 30, 1999, the Company's stockholders elected directors and approved one proposal.

Robert L. Rosen, Marc J. Rowan and Stephen J. Solarz were elected as directors. Voting on the directors was as follows: Robert L. Rosen - 8,965,926 for, 66,372 against; Marc J. Rowan - 8,962,877 for, 69,421 against; Stephen J. Solarz - 8,688,630 for, 343,668 against.

A proposal to approve and ratify the appointments of KPMG LLP as independent auditors of the Company and its subsidiaries for fiscal 2000 was approved (8,997,181 for, 20,794, against, 14,323 abstentions).

Item 5 - Other Information
         -----------------

None.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a)    See Exhibit Index.
(b)    Reports on Form 8-K.
         Report dated July 29, 1999.
         Item 5.  Other Events

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SAMSONITE CORPORATION
                                (Registrant)



                                By   /s/ Richard H. Wiley
                                     -------------------------------------------
                                     Name:  Richard H. Wiley
                                     Title: Chief Financial Officer, Treasurer
                                            and Secretary

Date: September 14, 1999
      ------------------

                               INDEX TO EXHIBITS

Exhibit     Description
-------     -----------

3.1         Amended and Restated Certificate of Incorporation of the Company./1/

3.2         Certificate of Ownership and Merger dated July 14, 1995./2/

3.3         By-Laws of the Company./1/

4.1 Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York./3/

4.2 Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof./4/

4.3 Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof./4/

4.4 Indenture, in respect of the 13f% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York./4/

4.5 Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York./4/

4.6 Description of the Company's common stock, par value $.01 per share, and the associated preferred stock purchase rights./5/

4.7 Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Series B Junior Participating Preferred Stock as Exhibit C./5/

4.8 First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent./6/

4.9 Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent.

10.1 Third Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of March 19, 1999, between the Company, Samsonite Europe N.V. and Bank of American National Trust and Savings Association, BankBoston, N.A. and various other lending institutions./6/

10.2 Investment Agreement between Samsonite Corporation and Apollo Investment Fund, L.P., dated as of April 7, 1999./6/

10.3 Certificate of the Designations, Powers, Preferences and Rights of Series Z Convertible Preferred Stock of Samsonite Corporation./6/

10.4 Registration Rights Agreement, dated as of April 7, 1999, between Samsonite and Apollo Investment Fund, L.P./6/

10.5 Letter Agreement dated July 13, 1999 between Apollo Investment Fund, L.P. and Artemis America Partnership.

10.6 Stockholders Agreement dated as of July 13, 1999 by and among Samsonite Corporation, Apollo Investment Fund, L.P. and Artemis America Partnership.

Exhibit   Description
-------   -----------

27        Financial Data Schedule.

_____________
/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
/3/ Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).
/4/ Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).
/5/ Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).
/6/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999.