Form 10-Q
period 1999-10-31
SAMSONITE CORP/FL
filed 1999-12-15
CIK 914478

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
                                   ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999
                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

Commission File Number:   0-23214
                          -------
                             SAMSONITE CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       36-3511556
-------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

11200 East 45th Avenue, Denver, CO                        80239
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

                                (303)  373-2000
                          -----------------------------
             (Registrant's telephone number, including area code)

                  ------------------------------------------
                  (Former name, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,712,222 shares of common stock, par value $.01 per share, as of December 13, 1999.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------

PART I -  FINANCIAL INFORMATION                                                   Page Number
          ---------------------                                                   -----------

Item 1.   Financial Statements

          Unaudited Consolidated Balance Sheets as of October 31, 1999
          and January 31, 1999.........................................                1

          Unaudited Consolidated Statements of Operations for the
          three months ended October 31, 1999 and 1998.................                3

          Unaudited Consolidated Statements of Operations for the nine
          months ended October 31, 1999 and 1998.......................                4

          Unaudited Consolidated Statement of Stockholders' Equity
          (Deficit) for the nine months ended October 31, 1999.........                5

          Unaudited Consolidated Statements of Cash Flows for the nine
          months ended October 31, 1999 and 1998.......................                6

          Unaudited Notes to Consolidated Financial Statements.........                8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................               15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...               25

PART II -   OTHER INFORMATION
            -----------------


          Item 1: Legal Proceedings....................................               27

          Item 2: Changes in Securities................................               27

          Item 3: Defaults upon Senior Securities .....................               27

          Item 4: Submission of Matters to a Vote of Security Holders..               27

          Item 5: Other Information....................................               27

          Item 6: Exhibits and Reports on Form 8-K.....................               28

          Signature....................................................               29

          Index to Exhibits                                                           30

PART I - FINANCIAL INFORMATION
------------------------------


                    SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                  as of October 31, 1999 and January 31, 1999
                                (In thousands)



                                                                     October 31,    January 31,
Assets                                                                  1999           1999
------                                                               -----------    -----------

Current assets:
  Cash and cash equivalents                                           $ 40,026       41,932
  Trade receivables, net of allowances for doubtful accounts
    of $7,427 and $7,065........................................        87,279       78,329
  Notes and other receivables...................................        13,238       11,614
  Inventories (Note 2)..........................................       167,112      187,567
  Deferred income tax assets....................................         2,708        2,491
  Prepaid expenses and other current assets.......................      15,673       14,564
                                                                      --------      -------

    Total current assets........................................       326,036      336,497

Property, plant and equipment, net (Note 3).....................       144,091      149,641

Intangible assets, less accumulated amortization of $50,761 and
  $46,786 (Note 4)..............................................       109,970      114,248

Other assets and long-term receivables, net of allowances
  for doubtful accounts of $521.................................        18,233       21,049
                                                                      --------      -------

                                                                      $598,330      621,435
                                                                      ========      =======


                                                                            (Continued)



          See accompanying notes to consolidated financial statements

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                     Unaudited Consolidated Balance Sheets
                  as of October 31, 1999 and January 31, 1999
                       (In thousands, except share data)



                                                                                    October 31,   January 31,
Liabilities and Stockholders' Equity (Deficit)                                         1999          1999
----------------------------------------------                                     ------------- ------------

Current liabilities:
  Short-term debt (Note 5).....................................................     $   9,205         8,409
  Current installments of long-term obligations (Note 5).......................         5,624         6,923
  Accounts payable.............................................................        51,942        48,375
  Accrued liabilities..........................................................        96,713        98,541
                                                                                    ---------      --------

     Total current liabilities.................................................       163,484       162,248

Long-term obligations, less current installments (Note 5)......................       463,530       496,173
Deferred income tax liabilities................................................        15,015        17,046
Other noncurrent liabilities...................................................        49,001        53,919
                                                                                    ---------      --------

     Total liabilities.........................................................       691,030       729,386
                                                                                    ---------      --------

Minority interests in consolidated subsidiaries................................        10,095         9,166

Senior redeemable preferred stock, aggregate liquidation preference of
  $210,503 and $190,034; 206,836 and 186,723 shares issued and outstanding.....       199,567       178,329

Stockholders' equity (deficit) (Notes 1B, 5 and 7):
  Preferred stock ($.01 par value; 2,000,000 shares authorized):
     Series Z preferred stock, convertible; authorized 2,000 shares; issued and
     outstanding 1,000 shares..................................................        24,410            --
  Common stock ($.01 par value; 60,000,000 shares authorized;
     21,032,031 and 21,000,039 shares issued;  10,532,031 and
     10,500,039 shares outstanding)............................................           210           210
  Additional paid-in capital...................................................       437,107       436,351
Accumulated other comprehensive income.........................................       (18,442)      (12,426)
Accumulated deficit............................................................      (325,647)     (299,581)
                                                                                    ---------      --------
                                                                                      117,638       124,554

Treasury stock, at cost (10,500,000 shares)....................................      (420,000)     (420,000)
                                                                                    ---------      --------

     Total stockholders' equity (deficit)......................................      (302,362)     (295,446)
                                                                                    ---------      --------

Commitments and contingencies (Notes 5, 7 and 9)
                                                                                    $ 598,330       621,435
                                                                                    =========      ========

          See accompanying notes to consolidated financial statements

                     SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations
              for the three months ended October 31, 1999 and 1998
                     (In thousands, except per share data)

                                                              Three Months Ended October 31,
                                                             --------------------------------
                                                                   1999             1998
                                                             ----------------  --------------

Net sales (Note 1G)..........................................       $208,227         199,079
Cost of goods sold...........................................        121,081         112,487
                                                                    --------         -------
  Gross profit ..............................................         87,146          86,592

Selling, general and administrative expenses ................         67,963          64,533
Amortization of intangible assets ...........................          1,444           1,117
                                                                    --------         -------
  Operating income ..........................................         17,739          20,942

Other income (expense):
  Interest income ...........................................            525             534
  Interest expense and amortization of debt issue costs
    and premium .............................................        (12,951)        (14,034)
  Other expense - net (Note 6) ..............................         (1,608)         (2,342)
                                                                    --------         -------

  Income before income taxes and minority interest ..........          3,705           5,100

  Income tax expense ........................................         (3,308)         (1,730)
  Minority interest in earnings of subsidiaries .............           (928)           (404)
                                                                    --------         -------

  Net income (loss) .........................................           (531)          2,966

Senior redeemable preferred stock dividends and accretion
  of senior redeemable preferred stock discount .............         (7,314)         (6,381)
                                                                    --------         -------

  Net loss to common stockholders ...........................       $ (7,845)         (3,415)
                                                                    ========         =======

  Net loss per share - basic and diluted ....................       $  (0.75)          (0.33)
                                                                    ========         =======

          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Operations
              for the nine months ended October 31, 1999 and 1998
                     (In thousands, except per share data)

                                                                 Nine Months Ended October 31,
                                                                 -----------------------------
                                                                     1999            1998
                                                                     ----            ----

Net sales (Note 1G)...............................................  $579,491        519,415
Cost of goods sold................................................   336,603        309,292
                                                                    --------        -------
  Gross profit....................................................   242,888        210,123

Selling, general and administrative expenses......................   196,235        194,981
Provision for restructuring operations............................        --          8,214
Amortization of intangible assets.................................     4,224          4,155
                                                                    --------        -------
  Operating income................................................    42,429          2,773

Other income (expense):
  Interest income.................................................     1,523          1,832
  Interest expense and amortization of debt issue costs
    and premium...................................................   (39,800)       (26,375)
  Other income - net (Note 6).....................................     1,482            702
                                                                    --------        -------

  Income (loss) before income taxes, minority interest,
    and extraordinary item........................................     5,634        (21,068)

Income tax expense................................................    (9,103)        (6,943)
Minority interest in earnings of subsidiaries.....................    (1,359)          (823)
                                                                    --------        -------

  Loss before extraordinary item..................................    (4,828)       (28,834)

Extraordinary item - loss on extinguishment of debt,
  net of income tax benefit of $3,959 (Note 5)....................        --         (6,460)
                                                                    --------        -------

  Net loss........................................................    (4,828)       (35,294)

Senior redeemable preferred stock dividends and accretion
  of senior redeemable preferred stock discount...................   (21,238)        (8,960)
                                                                    --------        -------

  Net loss to common stockholders.................................  $(26,066)       (44,254)
                                                                    ========        =======

  Income (loss) per common share - basic and diluted:
    Loss before extraordinary item................................  $  (2.48)         (2.40)
    Extraordinary loss............................................        --          (0.41)
                                                                    --------        -------
      Net loss per share..........................................  $  (2.48)         (2.81)
                                                                    ========        =======

          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

      Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
                  for the nine months ended October 31, 1999
                     (In thousands, except share amounts)

                                                               Accumulated
                                                 Additional      Other
                             Preferred  Common    Paid-In     Comprehensive   Accumulated   Comprehensive   Treasury
                               Stock    Stock     Capital        Loss          Deficit          Loss         Stock
                               -----    -----     -------        ----          -------          ----         -----
Balance, February 1,
 1999                        $      --     210      436,351         (12,426)      (299,581)                  (420,000)

Issuance of shares to
 directors for services             --      --          102              --             --                         --

Compensation expense
 accrued for stock bonus
 awards                             --      --          138              --             --                         --

Issuance of preferred
 stock (Note 1B)                24,410      --           --              --             --                         --

Exercise of employee
 stock options and
 issuance of stock award
 shares                             --      --          516              --             --                         --

Net loss                            --      --           --              --         (4,828)         (4,828)        --

Foreign currency
 translation adjustment             --      --           --          (6,016)            --          (6,016)        --
                                                                                                    ------

  Comprehensive loss                --      --           --              --             --         (10,844)        --
                                                                                                   =======
Senior redeemable
 preferred stock
 dividends and accretion
 of senior redeemable
 preferred stock discount           --      --           --              --        (21,238)                        --
                             ---------  ------      -------         -------       --------                   --------

Balance, October 31,
1999                         $  24,410     210      437,107         (18,442)      (325,647)                  (420,000)
                             =========  ======      =======         =======       ========                   ========


          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows
              for the nine months ended October 31, 1999 and 1998
                                (In thousands)


                                                                      Nine Months Ended October 31,
                                                                     -------------------------------
                                                                           1999            1998
                                                                     ----------------  -------------
Cash flows provided by (used in) operating activities:
  Net loss.........................................................      $ (4,828)       (35,294)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss on extinguishment of debt.................................            --          6,460
    Depreciation and amortization of property,
      plant and equipment..........................................        15,904         15,911
    Amortization of intangible assets..............................         4,224          4,155
    Amortization of debt issue costs and premium...................         1,584            823
    Provision for doubtful accounts................................         3,357          1,150
    Amortization of stock awards and stock issued for services.....           240            956
    Compensation expense for adjustment of stock options...........           497          3,722
    Provision for restructuring operations.........................            --          8,214

    Changes in operating assets and liabilities:
      Trade and other receivables..................................       (15,585)        (6,580)
      Inventories..................................................        20,455        (18,827)
      Prepaid expenses and other current assets....................        (1,696)        (2,087)
      Accounts payable and accrued liabilities.....................         1,718         11,949
    Other adjustments - net........................................        (2,184)           (68)
                                                                         --------        -------

  Net cash provided by (used in) operating activities..............        23,686         (9,516)
                                                                         --------        -------

                                                                    (Continued)


          See accompanying notes to consolidated financial statements

                    SAMSONITE CORPORATION AND SUBSIDIARIES

                Unaudited Consolidated Statements of Cash Flows
              for the nine months ended October 31, 1999 and 1998
                                (In thousands)


                                                                           Nine Months Ended October 31,
                                                                           -----------------------------
                                                                                1999           1998
                                                                           --------------  -------------
Cash flows provided by (used in) investing activities:
  Purchases of property, plant and equipment..............................    $(15,572)       (20,495)
  Proceeds from sale of assets held for sale and property and equipment...       1,510         14,054
  Excess of purchase price over net assets acquired of South American
    distributorships......................................................          --         (2,451)
  Other, net..............................................................      (1,541)        (3,290)
                                                                              --------       --------

    Net cash used in investing activities.................................     (15,603)       (12,182)
                                                                              --------       --------

Cash flows provided by (used in) financing activities:
  Proceeds from issuance of preferred stock...............................      25,410             --
  Proceeds from exercise of employee stock options..........................        19          7,114
  Proceeds from issuance of senior subordinated notes.......................        --        350,000
  Proceeds from issuance of senior redeemable preferred stock...............        --        175,000
  Issuance costs of senior subordinated notes, senior preferred stock,
    and senior credit facility............................................        (362)       (21,027)
  Purchase of treasury stock..............................................          --       (420,000)
  Retirement of subordinated notes, including redemption premium............        --        (60,781)
  Net borrowings of short-term obligations..................................       796          4,897
  Net borrowings (payments) on long-term obligations........................   (28,834)         4,933
  Other, net................................................................       457          3,886
                                                                              --------       --------

    Net cash provided by (used in) financing activities.....................    (2,514)        44,022
                                                                              --------       --------

Effect of exchange rate changes on cash and cash equivalents..............      (7,475)         4,919
                                                                              --------       --------

    Net increase (decrease) in cash and cash equivalents..................      (1,906)        27,243

Cash and cash equivalents, beginning of period............................      41,932          3,134
                                                                              --------       --------

Cash and cash equivalents, end of period..................................    $ 40,026         30,377
                                                                              ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest................................    $ 28,047         10,850
                                                                              ========       ========
  Cash paid during the period for income taxes..............................  $  8,965          4,403
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

    B.  Rights Offering
        ---------------

        On November 5, 1999, the Company completed a rights offering to its stockholders, under which the Company distributed, on a pro rata basis to all of its common stockholders of record as of September 30, 1999, transferable rights to purchase additional shares of common stock at $6.00 per share.

        The Company announced the rights offering for up to $75 million on April 7, 1999. Prior to April 7, 1999, Apollo Investment L.P. ("Apollo") beneficially owned approximately 34% of the Company's outstanding common stock, of which approximately one-half was held by Lion Advisor, L.P., an affiliate of Apollo, in a managed account under the terms of an investment management agreement with Artemis America Partnership ("Artemis"). At that time, Apollo agreed to make a bridge investment equal to the aggregate subscription price of rights distributable to them in the rights offering and to "backstop" the rights offering by purchasing a portion of the shares not subscribed for by other stockholders, up to a maximum potential total investment in connection with the rights offering of $37.5 million. Apollo made its bridge investment in April 1999 of $25,410,000 by purchasing 1,000 shares of Series Z Convertible Preferred Stock ("Series Z Preferred Stock") which was convertible into common stock at the rate of $6.00 per common share for a total of 4,235,000 shares. Part of the proceeds from the bridge investment was used to pay the cash premium for an insurance policy covering various lawsuits filed between March 13, 1998 and March 9, 1999 against the Company, related parties and former directors, and to pay certain costs incurred to defend these lawsuits (see Note 9). In consideration of Apollo's agreement to make a bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million which was recorded as a reduction of the stated value of the Series Z Preferred Stock.

        On July 13, 1999, Apollo raised the amount of its back-stop commitment by $12.5 million, increasing Apollo's maximum potential investment to $50.0 million, and, in a separate agreement, Artemis agreed to make up to an additional $25.0 million investment in the Company by purchasing from Apollo, at Apollo's cost, one-half of the shares that Apollo purchased in its bridge investment and one-half of any shares that Apollo was obligated to purchase under its back-stop commitment.

        As a result of the rights offering, shareholders other than Apollo and Artemis exercised rights to purchase 846,858 shares of Samsonite's common stock for an aggregate of $5,081,148. Additionally, Apollo and Artemis made an investment totaling $24,590,000 under the back-stop obligation by purchasing an aggregate of approximately 968 shares of Series Z Preferred Stock which was convertible into the Company's common stock at a rate of $6.00 per common share for a total of 4,098,333 shares. Total gross proceeds from the rights offering, including proceeds from the bridge investment and back-stop arrangement and from the shareholders other than Apollo and Artemis, were $55.1 million before expenses of the offering.

        Subsequent to October 31, 1999, all of the shares of Series Z Preferred Stock were converted into a total of 8,333,333 shares of common stock.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
      Unaudited Notes to Consolidated Financial Statements (continued)


    C.  Interim Financial Statements
        ----------------------------

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair statement of the financial position as of October 31, 1999 and results of operations for the three and nine month periods ended October 31, 1999 and 1998. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

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

    E.  Per Share Data
        --------------

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

        Loss from continuing operations before extraordinary item per share and net loss per share for the nine months ended October 31, 1999 and 1998 and the three months ended October 31, 1999 and 1998 is computed based on a weighted average number of shares of common stock outstanding during the period of 10,512,000, 15,753,000, 10,518,000 and 10,442,000, respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the nine and three month periods ended October 31, 1999 and 1998 because of the antidilutive effect of common stock equivalents when there is a net loss to common stockholders.

    F.  Royalty Revenues
        ----------------

        The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $12,336,000 and $12,108,00 for the nine months ended October 31, 1999 and 1998, respectively, and $4,357,000 and $4,759,000 for the three months ended October 31, 1999 and 1998, respectively

    G.  Reclassifications
        -----------------

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 31, 1999 presentation.

2.  Inventories

    Inventories consisted of the following:

                                                                   October 31,              January 31,
                                                                     1999                     1999
                                                                 -------------            -------------
                                                                              (In thousands)
          Raw Materials ...................................         $ 38,204                 47,014
          Work in Process .................................            7,703                  8,059
          Finished Goods ..................................          121,205                132,494
                                                                    --------                -------

                                                                    $167,112                187,567
                                                                   =========                =======

3.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following:

                                                                   October 31,              January 31,
                                                                      1999                     1999
                                                                 -------------             ------------
                                                                              (In thousands)
          Land ............................................        $ 11,836                  12,555
          Buildings .......................................          68,642                  71,517
          Machinery, equipment and other ..................         147,887                 141,306
                                                                   --------                 -------
                                                                    228,365                 225,378
          Less accumulated amortization and depreciation ..         (84,274)                (75,737)
                                                                   --------                 -------
                                                                    $144,091                149,641
                                                                   =========                =======

4.  Intangible Assets

    Intangible assets, net of accumulated amortization, consisted of the following:

                                                                   October 31,              January 31,
                                                                       1999                   1999
                                                                 -------------            -------------
                                                                              (In thousands)
          Trademarks ......................................         $102,435                105,059
          Licenses, Patents and Other .....................            7,535                  9,189
                                                                    --------                -------
                                                                    $109,970                114,248
                                                                    ========                =======

5.   Debt

     Debt consisted of the following:

                                                             October 31,      January 31,
                                                                1999             1999
                                                            -------------    -------------
                                                                    (In thousands)
          Senior Credit Facility (a):
               United States term loan.....................    $ 59,400           83,000
               European term loan..........................      47,700           52,074
          Senior Subordinated Notes (b)....................     350,000          350,000
          Other obligations (c)............................      16,354           20,097
          Capital lease obligations........................       4,373            5,802
          Series B Senior Subordinated Notes (d)...........         532              532
                                                               --------          -------
               Total debt..................................     478,359          511,505
          Less short-term debt and current installments of
               long-term obligations.......................     (14,829)         (15,332)
                                                               --------          -------
          Long-term obligations less current installments..    $463,530          496,173
                                                               ========          =======

     (a) The Senior Credit Facility provides for a $100 million revolving credit facility (the "Revolving Credit Facility"), a term loan in the original amount of $60 million (the "U.S. Term Loan") borrowed by the Company, and a European term loan in the original amount of 1,853,750,000 Belgian francs, (equivalent to $50 million on the closing date) (the "European Term Loan"), borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add lenders to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. Subsequent to October 31, 1999, the Company repaid approximately $11.8 million on the U.S. Term Loan and $9.2 million on the European Term Loan out of the proceeds from the rights offering described in Note 1B.

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

          During the nine months ended October 31, 1998, deferred financing costs related to a refinancing of the Senior Credit Facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statements of operations.

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

     (c) Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries aggregating $12.7 million and $3.7 million of secured financing arrangements with foreign banks.

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

6.   Other Income (Expense) - Net

     Other income (expense) - net consisted of the following:


                                                        Three months ended       Nine months ended
                                                            October 31,             October 31,
                                                      -----------------------  -----------------------
                                                          1999       1998         1999       1998
                                                      -----------  ----------  ----------  ----------
                                                                       (In thousands)
Net gain (loss) from foreign currency forward
  delivery contracts.................................   $  (479)    (1,963)       5,287      (348)
Equity in income (loss) of unconsolidated affiliate..      (187)       104         (384)     (769)
Foreign currency transaction loss, net...............      (322)      (280)      (1,516)     (264)
Gain (loss) on disposition of assets held for sale
  and fixed assets, net..............................       (10)        (5)         (42)    3,637
Other, net...........................................      (610)      (198)      (1,863)   (1,554)
                                                        -------     ------       ------    ------
                                                        $(1,608)    (2,342)       1,482       702
                                                        =======     ======       ======    ======

7.   Employee Stock Options

     The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the January 31, 1999 Form 10-K for a description of these plans. In addition, the Company has outstanding options to current and past executives in connection with employment agreements.

     At October 31, 1999, the Company had outstanding options for a total of 1,764,007 shares at exercise prices ranging from $2.50 to $16.00 per share. Options for 1,073,224 shares were exercisable at October 31, 1999 at a weighted average exercise price of $6.75 per share. Options for 15,220 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $2.50 per share during the nine months ended October 31, 1999.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)


8.  Segment Information

    Effective for the year ended January 31, 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Certain information for October 31, 1998 has been reclassified from the prior year's presentation in order to conform to the October 31, 1999 presentation.

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

    Segment information for the nine-month and three-month periods ended October 31, 1999 and 1998 is as follows:

Nine months ended October 31,

1999                                               U.S.     U.S.    Other              Other
----                                               ----     ----    -----              -----
                                       Europe   Wholesale  Retail  Americas   Asia   Operations   Eliminations  Totals
                                      --------  ---------  ------  --------  ------  ----------   ------------  ------
                                                                    (In thousands)
Revenues from external customers  .... 243,623    166,346   96,812    36,546  24,311      11,853             --   579,491
Intersegment revenues  ...............   3,210     50,836       --     1,307   6,724          --        (62,077)       --
Operating income (loss) (a)  .........  33,808      2,637    4,052     1,542   3,355      (5,468)         2,503    42,429
Total assets  ........................ 184,013    174,414   32,787    47,136  26,012     234,967       (100,999)  598,330

1998
----

Revenues from external customers  .... 224,885    141,662   92,216    33,221  15,908      11,523             --   519,415
Intersegment revenues  ...............   1,509     27,404       --     4,596   6,710          --        (40,219)       --
Operating income (loss) (a)  .........  30,342    (22,198)   7,572       193     504     (14,436)           796     2,773
Total assets  ........................ 195,176    161,116   31,994    48,628  26,822     777,263       (569,312)  671,687

Three months ended October 31,

1999                                              U.S.      U.S.    Other               Other
----                                              ----      ----    -----               -----
                                       Europe   Wholesale  Retail  Americas   Asia   Operations   Eliminations   Totals
                                      --------  ---------  ------  --------  ------  ----------   ------------  --------
                                                                    (In thousands)
Revenues from external customers  ....  85,857     62,894  33,430    12,983   8,928       4,135             --   208,227
Intersegment revenues  ...............   1,685     20,477      --       415   2,402          --        (24,979)       --
Operating income (loss) (a)  .........  11,801      4,098   1,383       706   1,282      (1,745)           214    17,739
Total assets  ........................ 184,013    174,414  32,787    47,136  26,012     234,967       (100,999)  598,330

1998
----

Revenues from external customers  ....  80,309     64,672  32,258    11,669   5,789       4,382             --   199,079
Intersegment revenues  ...............     463     16,711      --     1,232   2,613          --        (21,019)       --
Operating income (loss) (a)  .........  14,111      5,373   3,130       201     347      (1,273)          (947)   20,942
Total assets  ........................ 195,176    161,116  31,994    48,628  26,822     777,263       (569,312)  671,687


(a) Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income - net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangible assets are included in other operations.

                    SAMSONITE CORPORATION AND SUBSIDIARIES
       Unaudited Notes to Consolidated Financial Statements (continued)

    The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the nine months ended October 31, 1999 and 1998, the Company had net gains (losses) from such transactions of $5,287,000 and $(348,000) , respectively, which are included in nonoperating income. For the three months ended October 31, 1999 and 1998, the Company had net losses from such transactions of $479,000 and $1,963,000, respectively.

9.  Litigation, Commitments and Contingencies

    The Company, certain related parties and former directors of the Company are the subject of (1) various purported shareholder class action lawsuits in Colorado State District Court, City and County of Denver; United States District Court for the District of Colorado; and the Delaware Court of Chancery and (2) a purported derivative action in Colorado State District Court, City and County of Denver, all of which were filed between March 13, 1998 and March 9, 1999.

    In April 1999, the Company entered into an insurance agreement with a major insurance carrier whereby the carrier assumed responsibility for the defense and ultimate resolution of the purported class and derivative action litigations and any other actions asserted at any time that involve essentially the same or similar allegations, facts or circumstances as those in the purported class and derivative action litigations. In connection with the insurance agreement, the Company entered into some agreements and releases and agreed to make a cash premium payment, net of potential future reimbursements, to the insurer ranging from an estimated minimum payment of $7.0 million to a maximum payment of $17.5 million depending on the ultimate cost to defend and resolve the pending litigations. The Company is responsible for paying all legal defense costs prior to the effective date of the insurance agreement. However, the Company expects that substantially all costs incurred subsequent to the effective date to defend and resolve the purported class and derivative action litigations will be covered by the insurance agreement. The Company believes that its consolidated statements of operations for the fiscal year ended January 31, 1999 reflect the accrual of substantially all costs incurred and expected to be incurred in connection with these lawsuits.

    On June 14, 1999, the Delaware Court of Chancery dismissed the purported shareholder class action that had been brought in Delaware. The plaintiff in this Delaware suit appealed the dismissal. In November 1999, the Supreme Court of Delaware affirmed the dismissal by the Court of Chancery.

    In addition, the Company is a party to other legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these other pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity. Refer to Note 15 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 which describes other commitments and contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three Months Ended October 31, 1999 ("fiscal 2000" or "current year") Compared to Three Months Ended October 31, 1998 ("fiscal 1999" or "prior year")

General. The Company analyzes its net sales and operations by the following categories: (i) "European operations" which include eastern and western European country sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (ii) "the Americas operations" which include wholesale and retail sales, manufacturing and distribution operations in the United States, "Other Americas" which includes operations in Canada and Latin America, and corporate headquarters; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan, and (iv) licensing operations.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2000 and fiscal 1999 at average rates of approximately 38.10 and 36.22 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 5.2% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 2000 compared to fiscal 1999. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2000, the Company had net losses from such instruments of $0.5 million. Realized gains on contracts closed during the third quarter of fiscal 2000 were $1.4 million. During fiscal 1999, the Company had net losses on such instruments of $2.0 million, none of which was realized. None of the gains from such contracts in fiscal 1999 was realized. The Company estimates the increase (reduction) in reported operating income because of the translation from the weakening (strengthening) of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately ($0.7) million and $0.3 million for the three months ended October 31, 1999 and 1998, respectively.

Net Sales. Consolidated net sales increased from $199.1 million in fiscal 1999 to $208.2 million in fiscal 2000, an increase of $9.1 million, or 4.6%. Fiscal 2000 sales were negatively impacted by the decline in the value of the Belgian franc compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2000 sales would have increased by $13.6 million, or approximately 6.8%.

Sales from European operations increased from $80.3 million in fiscal 1999 to $85.9 million in fiscal 2000, an increase of $5.6 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2000 sales increased by 12.5%, or the U.S. constant dollar equivalent of $10.0 million, compared to fiscal 1999. Sales of softside product improved by approximately 15% from the prior year while hardside product sales increased by approximately 1%. The significant increase in softside sales is due in part to the success of the redesigned Spark, Accent and Promo Base Hits lines. Sales of the new Trunk & Co. products and softside business cases were also higher.

Sales from the Americas operations increased from $108.6 million in fiscal 1999 to $109.1 million in fiscal 2000, an increase of $0.5 million, or 0.5%. U.S. Wholesale sales for the third quarter decreased by $1.8 million, or 2.7% from the prior year, U.S. Retail division sales increased by $1.2 million, and sales in the Other Americas operations increased by $1.1 million from the prior year. U.S. Wholesale net sales in the prior year include the initial pipefill for Silhouette

6. There was no similar product introduction this year. U.S. Retail sales continued to improve, increasing from $32.3 million in the prior year to $33.4 million in the current year, an increase of 3.6%. However, comparable store sales declined 2.6% from the same quarter in the prior year. The decline in comparable store sales reflects the continued weakness in the outlet mall retail sector and severe weather-related problems on the east coast during September. The increase in other Americas is due to the strong performance of the Canadian operations which had a 23% increase in net sales versus the prior year third quarter.

Third quarter sales from Asian operations were $3.1 million higher than the prior year sales, a 54.3% increase, as a result of increased sales in all Asian
operations.   The improvement in Asian sales is primarily due to improved economies in the region.

Revenues from licensing operations declined from $4.4 million in the prior year to $4.1 million in fiscal 2000. Global Licensing revenues declined $0.3 million compared to the prior year and Samsonite and American Tourister label licensing revenues were approximately equal to the prior year.

Gross profit. Consolidated gross profit for fiscal 2000 increased from fiscal 1999 by $0.6 million. However, consolidated gross margin as a percentage of sales, decreased by 1.6 margin points, from 43.5% in fiscal 1999 to 41.9% in fiscal 2000.

Gross margins from European operations increased 2.3 percentage points from the prior year to 42.5% in fiscal 2000. The increase in European gross profit margins is due primarily to selective price increases effective in the European markets beginning in fiscal 2000 and an improvement in margins on softside products due to lower product costs.

Gross margins for the Americas decreased by 4.4 percentage points, from 43.8% in fiscal 1999 to 39.4% in fiscal 2000. U.S. Wholesale gross profit margins decreased from 41.2% in the prior year to 33.8% in the current year due primarily to the prior year effect of the initial sell-in of Silhouette 6 product at higher margins, the current year effect of a higher mix of sales in the mass merchant and warehouse club channels which have lower gross profit margins, and sales of approximately $6.5 million of discontinued and obsolete product at lower gross profit margins as part of the Company's strategy to reduce excess inventories in the U.S. U.S. Retail gross profit margins for the quarter were approximately equal to the prior year.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $3.4 million from fiscal 1999 to fiscal 2000. As a percent of sales, SG&A was 32.6% in fiscal 2000 and 32.4% in fiscal 1999.

SG&A for the Americas, including Corporate, decreased by $0.4 million. Within the Americas, SG&A for U.S. Retail increased by $2.4 million primarily due to an increase in the number of stores and sales volume. SG&A for Corporate and U.S. Wholesale decreased $2.6 million due primarily to lower dealer advertising and selling expense in the current year. SG&A for Other Americas operations decreased by $0.2 million. European SG&A increased by a net $3.7 million, which included a $1.2 million decline due to the exchange rate effect. The increase in Europe's SG&A is due primarily to an increase in advertising costs compared to the prior year and higher expenses due to increased sales volumes. SG&A for Asia was $0.4 million higher than the prior year, and SG&A for licensing was $0.3 million lower than the prior year.

Amortization of intangible assets. Amortization of intangible assets increased from $1.1 million in fiscal 1999 to $1.4 million in fiscal 2000 because of an adjustment in the prior year to amortization of certain McGregor licenses.

Operating income. Operating income declined from $20.9 million in fiscal 1999 to $17.7 million in fiscal 2000, a decrease of $3.2 million. The decrease is the net result of increased sales volume and increase in gross profit, net of an increase in SG&A of $3.4 million and the increase in amortization of intangibles of $0.3 million.

Interest income. Interest income of $0.5 million representing amounts earned on the overnight investment of excess cash balances was approximately equal to the prior year.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $14.0 million in fiscal 1999 to $13.0 million in fiscal 2000. The decrease is due primarily to the decrease in debt levels since the prior year.

Other expense - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other expense - net. Other expense decreased by $0.7 million from $2.3 million in fiscal 1999 to $1.6 million in fiscal 2000. The decline is due to decreases in hedge losses from forward foreign currency contracts of $1.5 million partially offset by an increase in equity in loss of affiliates of $0.3 million and an increase in other expenses of $0.5 million.

The Company enters into forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the increase (reduction) in operating income because of the translation from the weakening (strengthening) of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $(0.7) million and $0.3 million for the three months ended October 31, 1999 and 1998, respectively. Other income for the third quarter of fiscal 2000 includes a loss from forward exchange contracts of $0.5 million. Realized gains on contracts closed during the third quarter were $1.4 million. In the third quarter of fiscal 1999, such transactions resulted in a loss of $2.0 million, none of which was realized. The net loss recorded for such contracts for the three months ended October 31, 1999 and 1998 results primarily from forward exchange contracts entered to reduce economic exposure to fluctuations in currency exchange rates for the Belgian franc. The ultimate realization of losses from such contracts is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc until the contracts are closed.

Income tax expense. Income tax expense increased from $1.7 million in fiscal 1999 to $3.3 million in fiscal 2000. The increase is due primarily to taxes on increased foreign income. Additionally, a deferred tax benefit has not been recognized for year-to-date U.S. operating losses in the current year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax loss and actual income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes.

Net loss. The Company had a net loss in fiscal 2000 of $0.5 million compared to net income fiscal 1999 of $3.0 million. The change in the net income (loss) from the prior year of $3.5 million is caused by the effect of the decreases in operating income and an increase in income tax expense and minority interest in earnings of subsidiaries, offset by the decrease in interest and other expense.

Senior redeemable preferred stock dividends and accretion of preferred stock discount. This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock issued in connection with the 1998 recapitalization and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase over prior year is due to the compounding effect of cumulative dividends accrued since the stock was issued in June 1998.

Net loss to common stockholders. This amount represents net loss after dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share.


Nine Months Ended October 31, 1999 ("fiscal 2000" or "current year") Compared to Nine Months Ended October 31, 1998 ("fiscal 1999" or "prior year")

General. Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2000 and fiscal 1999 at average rates of approximately
37.55 and 36.96 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 1.6% resulted in nominal decreases in reported sales, cost of sales and other expenses in fiscal 2000 compared to fiscal 1999. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2000, the Company had net gains from such instruments of $5.3 million; during fiscal 1999, the Company had net losses on such instruments of $0.3 million. Realized gains from contracts closed during fiscal 2000 and 1999 were $2.6 million and $1.4 million, respectively. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $0.6 million and $1.2 million for the nine months ended October 31, 1999 and 1998, respectively.

Net Sales. Consolidated net sales increased from $519.4 million in fiscal 1999 to $579.5 million in fiscal 2000, an increase of $60.1 million, or 11.6%. Fiscal 2000 sales were unfavorably impacted by the increase in the value of the U.S. dollar compared to the Belgian franc. Without the effect of the exchange rate difference, fiscal 2000 sales would have increased by $64.0 million, or approximately 12.3%.

Sales from European operations increased from $224.9 million in fiscal 1999 to $243.6 million in fiscal 2000, an increase of $18.7 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2000 sales increased by 10.0%, or the U.S. constant dollar equivalent of $22.6 million, compared to fiscal 1999. Sales of softside product improved by approximately 18% from prior year while hardside product sales decreased slightly. The significant increase in softside sales is due in part to the success of the Spark, Accent and Promo Base Hits lines. Sales of the new Trunk & Co. products and softside business cases were also higher. The decrease in hardside sales is attributable mainly to the decline in Epsilon and Oyster I series sales.

Sales from the Americas operations increased from $267.1 million in fiscal 1999 to $299.8 million in fiscal 2000, an increase of $32.7 million, or 12.1%. U.S. Wholesale sales for the current year increased by $24.7 million from the prior year, U.S. Retail sales increased by $4.6 million, and sales in the Other
Americas operations increased by $3.4 million from the prior year.   The Company
believes U.S. Wholesale sales have improved due to increased consumer acceptance of more competitive products and better marketing strategies resulting in better sell-through and fewer returns compared to the prior year. U.S. Retail sales continued to improve, increasing from $92.2 million in the prior year to $96.8
million in fiscal 2000, an increase of 5.0%.   Comparable store sales declined
2.5% from the same period in the prior year. The decline in comparable store sales is due primarily to continued weakness in the outlet mall retail sector.

Sales from Asian operations were $8.4 million higher, or 52.8%, than the prior
year sales, as a result of increased sales in all Asian operations.   The
improvement in Asian sales is primarily due to improved economies in the region and increased market share in Korea.

Revenues from licensing operations increased $0.3 million over the prior year to $11.8 million in fiscal 2000. Samsonite and American Tourister label licensing revenues increased $0.3 million, and Global Licensing revenues were approximately equal to the prior year.

Gross profit. Consolidated gross profit for fiscal 2000 increased from fiscal 1999 by $32.8 million. Consolidated gross margin increased by 1.4 margin points, from 40.5% in fiscal 1999 to 41.9% in fiscal 2000.

Gross margins from European operations increased 1.8 percentage points from the prior year to 41.5% in fiscal 2000. The increase in gross profit margins is due primarily to selective price increases effective in the European markets beginning in fiscal 2000 and improvements in margins on hardside and softside products.

Gross margins for the Americas increased by 1.5 percentage points, from 38.5% in fiscal 1999 to 40.0% in fiscal 2000. U.S. Wholesale gross profit margins increased from 31.1% in the prior year to 34.5% in the current year due primarily to improved sales volume, lower sales returns and allowances, the reduction of unfavorable production variances and lower manufacturing overhead costs.

U.S. Retail gross profit margins for the period declined slightly to 51.9% in fiscal 2000 from 52.6% in fiscal 1999 due primarily to a higher sales mix of discontinued and obsolete product at lower gross profit margins. Part of the Company's strategy to reduce excess inventories in the U.S. is to sell such products through its retail stores.

Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $1.3 million from fiscal 1999 to fiscal 2000. As a percent of sales, SG&A was 33.9% in fiscal 2000 and 37.5% in fiscal 1999.

SG&A for the Americas, including Corporate, decreased $7.0 million. Within the Americas, SG&A for U.S. Retail increased by $5.3 million primarily due to an increase in the number of stores and sales volume. SG&A for Corporate and U.S. Wholesale combined decreased $12.7 million due primarily to expenses incurred in fiscal 1999 totaling $9.1 million associated with the 1998 recapitalization, lower dealer advertising costs and lower warranty and sales costs. SG&A for Other Americas increased by $0.4 million. SG&A for Europe increased $7.9 million. The increase in Europe's SG&A is due primarily to an increase in advertising costs compared to the prior year, a higher provision for doubtful accounts receivable and higher professional fees incurred. SG&A for Asia was $0.7 million higher than the prior year, and SG&A for licensing operations was $0.3 million lower than the prior year.

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

Amortization of intangible assets. Amortization of intangible assets were approximately equal to the prior year.

Operating income. Operating income improved from $2.8 million in fiscal 1999 to $42.4 million in fiscal 2000, an increase of $39.6 million. The increase is a result of the increased sales volume and resulting increase in gross profit of $32.8 million, the reduction in provision for restructuring operations of $8.2 million, offset by an increase in SG&A of $1.3 million.

Interest income. Interest income of $1.5 million was lower than the prior year by $0.3 million due primarily to interest income received from temporary investment of funds in the prior year from proceeds of the financing of the fiscal 1999 recapitalization until the tender offer was completed.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs increased from $26.4 million in fiscal 1999 to $39.8 million in fiscal 2000. The increase is due primarily to increased interest expense and issuance cost amortization as a result of the fiscal 1999 recapitalization.

Other income - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income - net. Other income - net increased by $0.8 million from $0.7 million in fiscal 1999 to $1.5 million in fiscal 2000. The increase is due primarily to an increase in hedge gains of $5.6 million and a decrease in equity in loss of unconsolidated affiliates of $0.4 million. The decrease in equity in loss of unconsolidated affiliate results from a decrease in the losses of Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint-venture formed to manufacture and distribute luggage in China, which was restructured in fiscal 1999. These changes were partially offset by decreases in gain (loss) on sales of assets held for sale and fixed assets of $3.7 million, an increase in foreign currency transaction loss of $1.3 million and an increase in other miscellaneous expenses of $0.2 million.

The Company enters into forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $0.6 million and $1.2 million for the nine months ended October 31, 1999 and 1998, respectively. Other income for fiscal 2000 includes income from forward exchange contracts of $5.3 million. Realized gains on contracts closed during the nine month period were $2.6 million. In fiscal 1999, such transactions resulted in a loss of $0.3 million, including a realized gain of $1.4 million. The income recorded for the nine months ended October 31, 1999 results primarily from forward exchange contracts entered to reduce economic exposure to fluctuations in currency exchange rates for the Belgian franc. The ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc when the contracts are closed.

Income tax expense. Income tax expense increased from $6.9 million in fiscal 1999 to $9.1 million in fiscal 2000. The increase in current year taxes is due to higher foreign pretax earnings in fiscal 2000 compared to a loss in fiscal 1999 offset by the tax effect in the U.S. of a $30 million dividend received from Samsonite Europe N.V. in the prior year. Prior year taxes also included $0.8 million in state tax refunds received in fiscal 1999 related to taxes accrued and paid in prior years. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax loss and actual income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes. A deferred tax benefit has not been provided for U.S. operating losses.

Extraordinary loss. The extraordinary loss for the nine months ended October 31, 1998 resulted from the completion of a tender offer for the Company's 11 1/8% Series B Subordinated Notes (the "Notes"). The Company retired $52.3 million principal amount of the Notes and paid redemption premiums and other expenses of the tender offer totaling approximately $8.5 million. These costs along with $1.5 million of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, for the nine months ended October 31, 1998. Also during the prior year, the Company completed the fiscal 1999 recapitalization. In connection with the recapitalization, deferred financing costs related to the refinanced senior credit facility of $0.4 million were charged to expense and classified as an extraordinary item, net of tax effects.

Net loss. The Company had a net loss in fiscal 2000 of $4.8 million compared to a net loss in fiscal 1999 of $35.3 million. The decrease in the net loss from the prior year of $30.5 million is caused by the effect of the increases in operating and other income and a decrease in extraordinary loss, offset by the decrease in interest income and the increase in interest expense and income taxes during fiscal 2000.

Senior redeemable preferred stock dividends and accretion of preferred stock discount. This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock issued in connection with the fiscal 1999 recapitalization and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase over the prior year is due to the timing of the fiscal 1999 recapitalization which occurred in June 1998 and the compounding effect of the cumulative dividends.

Net loss to common stockholders. This amount represents net loss after dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share.

Liquidity and Capital Resources
-------------------------------

For the nine months ended October 31, 1999, cash provided by operations as reflected on the Consolidated Statements of Cash Flows included elsewhere herein was $23.7 million, primarily as a result of the net loss as adjusted for non-cash items and decreases in inventories and increases in accounts payable and accrued liabilities, net of the increases in trade and other receivables, prepaid expenses and other current assets and other adjustments, net since January 31, 1999. At October 31, 1999, the Company had working capital of $162.6 million compared to $174.2 million at January 31, 1999, a decrease of $11.6 million. Current assets decreased by $10.5 million, primarily due to decreases in inventories of $20.5 million and cash of $1.9 million, net of increases in trade and other receivables of $10.6 million, prepaid expenses and other current assets of $1.1 million and deferred income tax assets of $0.2 million.

Long-term obligations decreased from $496.2 million at January 31, 1999 to $463.5 million at October 31, 1999, a decrease of $32.7 million. At October 31, 1999, the Company had utilized through outstanding letters of credit, $8.0 million of availability under the $100 million revolving credit portion of its Senior Credit Facility. There was no balance outstanding on the revolving credit portion of the facility. Additional borrowings under the Senior Credit Facility could be limited by the Company's ability to meet and maintain the financial ratios required under the Senior Credit Facility after giving effect to any additional borrowings.

The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund third quarter fiscal 2000 operations, scheduled payments of principal and interest on indebtedness, income taxes and capital expenditures. Management of the Company believes that cash flow from operations, amounts available under its credit facilities, including emerging market credit facilities, and proceeds from equity financing will be adequate to fund operating requirements and expansion plans during the next 12 months.

Subsequent to the end of the third quarter in fiscal 2000, the Company closed a rights offering. In April 1999, Apollo Investment Fund, L.P. made a bridge investment of $25.4 million in lieu of exercising rights that would have been distributable to them in the offering and a portion of that amount was used to purchase insurance related to shareholder litigation. Total gross proceeds from the rights offering, including proceeds from the bridge investment and back-stop arrangement with Apollo and Artemis and from shareholders other than Apollo and Artemis, were $55.1 million before expenses of the offering. Approximately $21.0 million was used to repay indebtedness under the Senior Credit Facility subsequent to October 31, 1999. See Note 1B to the unaudited consolidated financial statements include elsewhere herein.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective hedge against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. The Company's foreign operations in Asia consist primarily of distributorships organized as joint venture subsidiaries. Economies and local currencies throughout much of Asia entered a tumultuous period beginning in fiscal 1998 as a result of political turmoil and general economic problems with principal industries. The Company believes the situation has stabilized to some degree and has improved towards the end of fiscal 1999 and in the first nine months of fiscal 2000 in the operations of the Company's Asian subsidiaries. Geographic concentrations of credit risk with respect to trade receivables are not considered significant as a result of the diverse geographic areas covered by the Company's operations.

The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for nine months ended October 31, 1999 and 1998 and the three months ended October 31, 1999 and 1998 was $64.0 million, $23.5 million, $22.6 million and $25.1 million, respectively. However, these amounts include various items of income (expense), including restructuring provisions, expenses of the Recapitalization, gain
(loss) on disposition of fixed assets, net, and other items, net, which together aggregate $1.4 million and $17.7 million for the nine months ended October 31, 1999 and 1998, respectively, and $3.0 million and $2.4 million for the three months ended October 31, 1999 and 1998, respectively, which management believes should be added to (deducted from) the calculation of EBITDA. As adjusted for the aggregate of these items of other income (expense), EBITDA was $65.4 million and $41.2 million for the nine months ended October 31, 1999, and 1998 and $25.6 million and $27.5 million for the three months ended October 31, 1999 and 1998.

Effect of Year 2000 Issue on Company Operations

The Year 2000 Issue, also known as the Y2K bug, results from many computer programs being written using two digits rather than four to define a year. Any computer program that has date sensitive software may recognize a date using ''00'' as the year 1900 rather than the year 2000. This could result in a computer system failure or miscalculation inside or outside the Company that, in turn, could cause disruptions of our operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. Below is a summary of the actions Samsonite has taken to deal with the Y2K bug.

United States Operations. In the United States, the Company has installed in fiscal years 1998 and 1999 new financial manufacturing and distribution software developed by J.D. Edwards in response to general needs of the business as well as the Year 2000 Issue. This software system comprises the majority of the information technology used in the U.S. operations. The Company believes the software is Year 2000 compliant. The Company has incurred costs to purchase and implement this software of approximately $11.0 million. Additionally, the Company has upgraded the information system software used in its retail operations in order to make it Year 2000 compliant. The Company believes the software is Year 2000 compliant. The aforementioned cost estimates do not include significant costs of existing internal staff who have devoted significant resources to resolving Year 2000 issues.

In order to identify and remediate Year 2000 issues associated with the Company's other information systems, non-information technology systems and third party business partners, the Company contracted with a third party consultant in November 1998 to coordinate the Company's Year 2000 project efforts (the "Y2K Project''). The Y2K Project's scope included an inventory of all known automated systems with potential Year 2000 issues, evaluation of suspect systems and remediation or replacement of non-compliant systems. The Y2K Project also identified any Year 2000 risks associated with key business partners, product purchasers, materials suppliers, public utility providers and other organizations with which the Company has a material relationship. Non-information technology systems evaluated included systems using embedded chip technology (i.e., telecommunications, heating and air conditioning, manufacturing process control). The Y2K Project included five phases:

  .  Phase 1--System level inventory and business risk assessment.

  . Phase 2--Detailed inventory and evaluation to identify non-compliant systems.

  .  Phase 3--Remediation of non-compliant systems.

  . Phase 4--Acceptance testing of remediated systems in a production environment.

  .  Phase 5--Implementation of remediated systems in a production environment.

As of December 6, 1999, Phases 1 through 5 were complete for all mission critical applications and equipment. Other non-mission critical items were substantially completed by December 15, 1999. The Company has not identified or become aware of any Year 2000 problem specific to its major customers, vendors or suppliers, municipalities, public utilities or other service providers that could have a material effect on Company operations.

The Company has incurred consulting expenses for the Y2K Project management of approximately $1.0 million and expects total costs of the consulting project will be approximately $1.2 million. The Company has not compiled the costs to remediate Year 2000 problems identified as a result of the Y2K Project, because most of the remediation has been handled by in-house personnel.

Within the U.S. operations, the Company's reasonably likely worst case Y2K scenarios include the potential impact of the Company's inability to receive product from finished goods suppliers to meet operational needs in January 2000 and the inability of the Company or its finished goods suppliers to obtain raw materials for softside or hardside production in January 2000 to meet production requirements. The Company has implemented the following contingency plans to address these scenarios:

  . Increasing inventory levels of finished goods in December 1999 to meet projected January 2000 shipment requirements.

  . Increasing inventory levels of raw materials in December 1999 to meet anticipated manufacturing needs in January 2000.

  . Identifying alternative sources for providers of raw materials and transportation of raw materials and finished goods.

European Operations. The Company's European subsidiary ("Samsonite Europe") began evaluating and remediating its computer systems for Year 2000 problems in calendar year 1997 and believes that all necessary modifications were completed as of October 31, 1999. Similarly, the Company believes that it has identified all Year 2000 issues pertaining to information technology equipment acquired from third parties and that most of the required corrective actions have been completed as of October 31, 1999.

In January 1998, Samsonite Europe formed a Year 2000 compliance task force to survey and remediate non-information technology systems using embedded chip technology and to survey customers and suppliers for Year 2000 compliance. Samsonite Europe believes that it has identified critical non-compliance issues with respect to non-information technology systems and has made the necessary equipment upgrades or replacements as of October 31, 1999. A survey of customers and suppliers has been or will be completed by October 31, 1999. Notwithstanding the foregoing, we cannot assure you that we have identified all Year 2000 issues or that they will be corrected on the schedule indicated above.

Through October 31, 1999, Samsonite Europe has incurred incremental costs related to the Year 2000 issue of approximately $150,000 and estimates that the total costs will not exceed $200,000. Such cost estimates do not include significant costs of existing internal staff who have devoted significant resources to resolving Year 2000 issues.

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

During the months of October and November 1999, an internal review process has taken place within Samsonite Europe to seek confirmation if the Year 2000 program as described has been executed as expected. No major issues which may have a material adverse effect on the Company's operations have been identified as a result of such internal review.

Other International Operations.   The Company's other operations throughout the
world outside of Europe and the U.S. are generally using recently purchased and installed information software which the Company currently believes is Year 2000 compliant. The same third party consultants who evaluated Year 2000 issues in the U.S. are also surveying major systems in Canada and Latin America to identify areas requiring remediation. As of November 30, 1999, all evaluations were complete. Remediation and testing were substantially completed by December 15, 1999.

Cost Data. The aforementioned cost data related to costs incurred to acquire and install software and to identify and remediate other Year 2000 issues does not include substantial internal costs which have been incurred. Such internal costs are principally payroll costs for information systems personnel and are not tracked separately as they relate to Year 2000 issues.

Cautions. No assurance can be given that the Company has identified all Year 2000 issues that may have a material adverse effect on Company operations in the U.S., Europe or elsewhere or that it has correctly remediated all Year 2000 issues that it has identified. Additionally, no assurances can be given that the Company's customers, vendors or suppliers, municipalities, public utilities or other third party organizations will not experience Year 2000 issues which may have a material adverse impact on the Company's operations.

The Year 2000 information set forth above is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act, 15 U.S.C.
(S) 1 note. Please note that, for the purposes of any action brought under the securities laws, as that term is defined in section 3(a)(47) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(47)), the Year 2000 Information and Readiness Disclosure Act does not apply to any statements contained in any documents or materials filed with the Securities and Exchange Commission, or the Federal banking regulators, pursuant to section 12(i) of the Securities Exchange Act of 1934 (15 U.S.C. 78l(i)), or disclosures or writing that when made accompanied the solicitation of an offer or sale of securities.

Conversion to the Euro

On January 1, 1999, eleven countries in Europe adopted a common currency, the "Euro'' and exchange rates between the currencies of the eleven countries were fixed against the new Euro. The former currencies of those eleven countries will remain legal tender as denominations of the Euro until January 1, 2002 and goods and services may be paid for using either the Euro or the former currency until that time. Approximately 75% of Samsonite Europe sales are within these eleven countries. The Euro conversion has a significant impact on the Company's operations in terms of pricing policies, currency risk and exchange, information systems, and financial reporting. Samsonite Europe has been addressing Euro implementation issues since fiscal 1998 and has formed two different project teams to address Euro issues: one to address competitive and marketing issues and another to address administrative, financial and computer systems issues.

The Company believes the adoption of the Euro will have a positive effect on Samsonite Europe's operations. Having a common currency among many of the countries that Samsonite Europe sells into will reduce the administrative burden of multiple currencies as well as reduce the costs of hedging and exchanging currencies and resulting exchange gains and losses. Additionally, if the Euro becomes accepted in the international money markets, Samsonite Europe may also reduce its currency risk against the U.S. dollar for purchases of goods in the Far East by using the Euro to pay for such purchases rather than the U.S. dollar, which is currently the primary currency used in international trade. Because of the weakness in the Euro sine its adoption, the Company does not expect this to occur within the next fiscal year.

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

Samsonite Europe currently intends to continue using the Belgian franc as its functional currency for financial reporting purposes until its fiscal year beginning January 1, 2001. As of December 31, 1998, Samsonite Europe's information systems were modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the Euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications are necessary to convert the functional currency to the Euro. The target completion date for such modifications, which are being accomplished using existing internal staffing, is June 30, 2000. Testing and user guidance will also be organized during the first six months of 2000. Most system modifications to date have also been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through October 31, 1999 of approximately $50,000 to implement the Euro conversion and estimates that it will spend a total of approximately $100,000 to fully implement its Euro conversion. All costs related to the Euro conversion have been charged to expense.

Effect of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (''FAS 133''), which was originally effective for fiscal quarters beginning after June 15, 1999. The Financial Accounting Standards Board has delayed the effective date for FAS 133 to fiscal quarters beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's strategies to address market risks and the types of financial instruments entered into to hedge market risks are described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. As described below, subsequent to October 31, 1999 the Company entered into an interest rate swap agreement in order to hedge a portion of its variable rate U.S. bank debt.

At October 31, 1999, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $31.9 million compared to approximately $74.0 million at January 31, 1999.

For the three and nine month periods ended October 31, 1999, the Company had recorded unrealized gains (losses) from forward foreign exchange contracts to hedge translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in Belgian francs) and intercompany royalty payments of $(1.9) million and $2.7 million, respectively. The ultimate realization of such amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the nine month period ended October 31, 1999 would be approximately $3.3 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 1999 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $350.0 million. At January 31, 1999, the quoted market price of these notes was $80 per $100 of principal; at October 31, 1999, the quoted market price of these notes was $84 per $100 of principal.

Effective November 8, 1999, the Company entered into a variable to fixed interest rate swap agreement having a notional amount of $25.0 million, a fixed rate of 6.14% and with a variable rate equal to the three-month LIBOR rate. The swap agreement is for a two-year term and may be terminated by either party to the swap agreement one year from the date of the agreement.

                             SAMSONITE CORPORATION


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
         -----------------

The Company, certain related parties and former directors of the Company are the subject of (1) various purported shareholder class action lawsuits in Colorado State District Court, City and County of Denver; United States District Court for the District of Colorado; and the Delaware Court of Chancery and (2) a purported derivative action in Colorado State District Court, City and County of Denver, all of which were filed between March 13, 1998 and March 9, 1999.

In April 1999, the Company entered into an insurance agreement with a major insurance carrier whereby the carrier assumed responsibility for the defense and ultimate resolution of the purported class and derivative action litigations and any other actions asserted at any time that involve essentially the same or similar allegations, facts or circumstances as those in the purported class and derivative action litigations. In connection with the insurance agreement, the Company entered into some agreements and releases and agreed to make a cash premium payment, net of potential future reimbursements, to the insurer ranging from an estimated minimum payment of $7.0 million to a maximum payment of $17.5 million depending on the ultimate cost to defend and resolve the pending litigations. The Company is responsible for paying all legal defense costs prior to the effective date of the insurance agreement. However, the Company expects that substantially all costs incurred subsequent to the effective date to defend and resolve the purported class and derivative action litigations will be covered by the insurance agreement. The Company believes that its consolidated statements of operations for the fiscal year ended January 31, 1999 reflect the accrual of substantially all costs incurred and expected to be incurred in connection with these lawsuits.

On June 14, 1999, the Delaware Court of Chancery dismissed the purported shareholder class action that had been brought in Delaware. The plaintiff in this Delaware suit appealed the dismissal. In November 1999, the Supreme Court of Delaware affirmed the dismissal by the Court of Chancery.

In addition, the Company is a party to other legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these other pending matters will not have a material adverse effect on its
consolidated financial position, results of operations or liquidity.   Refer to
Note 15 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 which describes other commitments and contingencies.

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



                            SAMSONITE CORPORATION
                            (Registrant)



                            By  /s/ Richard H. Wiley
                               ------------------------------------------------
                                Name:   Richard H. Wiley
                                Title:  Chief Financial Officer, Treasurer
                                        and Secretary

Date:  December 15, 1999
       ------------------------

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

4.7 Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Series B Junior Participating Preferred Stock as Exhibit C./5/

4.8 First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent./6/

4.9 Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent./7/

4.10 Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A.

10.1 Investment Agreement between Samsonite Corporation and Apollo Investment Fund, L.P., dated as of April 7, 1999./6/

10.2 Certificate of the Designations, Powers, Preferences and Rights of Series Z Convertible Preferred Stock of Samsonite Corporation./6/

10.3 Registration Rights Agreement, dated as of April 7, 1999, between Samsonite and Apollo Investment Fund, L.P./6/

10.4 Letter Agreement dated July 13, 1999 between Apollo Investment Fund, L.P. and Artemis America Partnership./7/

Exhibit    Description
-------    -----------

10.5 Stockholders Agreement dated as of July 13, 1999 by and among Samsonite Corporation, Apollo Investment Fund, L.P. and Artemis America Partnership./7/

27         Financial Data Schedule.

---------------------------

/1/ Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
/2/ Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
/3/ Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).
/4/ Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).
/5/ Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).
/6/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999.
/7/ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.