Form 10-K
period 2000-01-31
SAMSONITE CORP/FL
filed 2000-04-18
CIK 914478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-23214

SAMSONITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 11200 East 45th Avenue Denver, Colorado (Address of principal executive offices)	36-3511556 (I.R.S. employer identification no.) 80239 (ZipCode)

Registrant’s telephone number, including area code: (303) 373-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of April 14, 2000, the registrant had outstanding 19,725,266 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on April 14, 2000, as reported on the Nasdaq National Market was approximately $39.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

ITEM 1.    BUSINESS

General

        We are one of the world’s largest designers, manufacturers and distributors of luggage. We sell our products using a number of quality brand names, including Samsonite® and American Tourister®. With net sales of $767.7 million for our fiscal year ended January 31, 2000, we are a leader in the highly fragmented luggage industry. The vast majority of our competitors have annual luggage sales that are less than 15% of ours.

        We offer a broad range of luggage and luggage-related products. These include suitcases, garment bags, business cases, computer cases, casual bags and sports bags. In fiscal year 2000, we began manufacturing and selling luxury luggage, casual bags, clothing, shoes and accessories under Samsonite® Black Label and Hedgren® brands. We also license our brand names for use on products that include travel accessories, leather goods, handbags, clothing and furniture.

        We design the vast majority of our products at our research, development and design centers in Europe and the United States. Our products are produced around the world at 13 Samsonite-operated manufacturing facilities or by carefully selected third party suppliers. We sell our products in more than 100 countries at approximately 28,000 retail locations that include department stores, specialty stores, mass merchants, warehouse clubs and catalog showrooms. We also sell certain products through approximately 200 Samsonite-operated stores in the United States, Canada, Latin American, Asia and Europe. In addition, our products are available through approximately 50 of our wholesale customers’ websites.

        Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, and our telephone number is (303) 373-2000.

Luggage Leader

        Our leading position in the global luggage industry is due primarily to:

        Widely-Recognized Brand Names.    Samsonite and American Tourister are two of the most widely-recognized luggage brand names in the world. Our Lark® brand is also well-recognized in the premium segment of the market. We also license and sell products using the well-known brands Hedgren and Hummer®.

        Innovative Quality Products.    We design, manufacture and sell innovative, quality products. Consumers know our products to be well-made and durable and to contain features and functions that are innovative. We are an industry leader in new luggage technologies due to our substantial product development efforts. We introduced many of today’s most successful luggage products and features, including molded suitcases on wheels, suitcases with a built-in luggage cart and full-featured structured garment bags.

        Global Manufacturing and Distribution.    Our global production network consists of 13 Samsonite-operated manufacturing facilities and carefully-selected third-party suppliers in the Far East, Eastern Europe and the Dominican Republic. Our large size and leading position in the worldwide luggage industry allow us volume-driven purchasing and manufacturing economies. By operating our own facilities to produce hardside luggage and certain softside products, we control manufacturing quality and reduce production lead time and delivery costs. Our global sourcing network also enables us to opportunistically source products from countries with low production costs and favorable currency exchange rates. Our luggage distribution networks in the United States and Europe are the largest and most technologically advanced in the industry.

Our Strategy

        Our strategy is to use our worldwide leading position and our substantial existing assets—our strong brands, our quality products and our global capabilities—to gain a larger portion of worldwide luggage and luggage related sales. We intend to do this by:

        Expanding Channels of Distribution.    We are increasing our presence in channels of distribution where we are under-represented using targeted sales efforts tailored to each channel. For instance, in fiscal year 2000 we began aggressively selling our American Tourister products to specialty stores, department stores, mass merchants and other high-volume merchants (known in Europe as “hyper-markets”). We are also implementing a strategy to use the Internet as an extension of our retail distribution channel and to develop and enhance business to business commerce while minimizing conflicts with our existing channels of distribution.

        Expanding Product Offerings.    We are increasing our product offerings by designing, manufacturing and selling more casual and sport bags, luxury luggage, computer cases, clothing, shoes and accessories. To do this, we have enlisted the aid of internationally-recognized designers and have created or licensed new upscale brands that include Hummer, Hedgren and Samsonite Black Label.

        Creating Innovative Products.    Samsonite’s historical success and the strength of its brands are based, in large part, upon continually creating technologically superior, innovative luggage. Recently, we introduced in Europe Ziplite®, an extremely light-weight hardside luggage made from an ultra-thin, flexible polymer, and in the United States Carbon 2010®, a hybrid luggage that possesses the desirable qualities of both hardside and softside luggage.

        Continuing International Expansion.    We continue to look for opportunities to expand into countries where growing economies and reduced political and trade barriers provide opportunities for long-term growth. We are growing our existing business in a number of emerging foreign markets, including India, China, Latin America and the Pacific Rim.

        Improve product marketing execution, including sales and inventory forecasting, brand positioning, product development and customer service.    The strength of our brand and product marketing has been key to our historical success. In order to return our operations to historical levels of profitability, we are focusing resources to improve forecasting, brand positioning and advertising, product development and customer service.

Luggage Market

        The worldwide luggage market encompasses a wide range of products, product quality and prices. At one end of the market are high-quality, full-featured products that have prestigious brand names, higher prices and selective distribution. Beneath this “luxury” segment is a broad middle market segment in which products are differentiated by features, brand name and price. Within this market segment sales are largest at mid and low prices. Product differentiation decreases and breadth of distribution increases at lower price levels. At the other of end of the luggage market, unbranded products with few differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price. We sell products into all three segments of the luggage market.

Products

        We offer a broad range of products that include softside suitcases, garment bags, hardside suitcases, casual bags, sport bags, business cases, computer cases, clothing, shoes, accessories and other non-luggage products.

Fiscal 2000 Sales Mix by Product Type

Product Type
Softside suitcases and garment bags	44%
Hardside suitcases	27%
Casual bags	12%
Business and computer cases	6%
Footwear and clothing	2%
Other	9%

100%

        Below is our market positioning for each of our principal brands:

Brand Name	Market Positioning	U.S. Consumer	Europe Consumer
Samsonite Black Label	super luxury	very affluent	very affluent
Lark	luxury	affluent	affluent
Samsonite	high-quality, innovative	mid to upper income	affluent
Hedgren	sport luxury	affluent	affluent
American Tourister	quality and value	middle income and value-conscious	middle income and value-conscious

        Softside Suitcases and Garment Bags.    Approximately 60% of the softside suitcases and garment bags we sell are made by independent suppliers located around the world. We produce the balance of our softside suitcases and garment bags in our own facilities located in several countries. Our softside products are sold under all of our major brands.

        We sell numerous softside products with innovative proprietary features. These include the Ultravalet® garment bag that has a unique wrinkle-free folding system and is available on wheels and the EZ Big Wheel® system that allows very easy passage over carpets and rough surfaces.

        Hardside Suitcases.    We manufacture most of our hardside suitcases in our own factories. Our hardside luggage is sold globally under the Samsonite brand. In the United States and Europe, our hardside luggage is also sold under the American Tourister brand. In Europe and the United States, hardside products are offered in several lines under each brand. Each line includes a variety of sizes and styles to suit differing consumer needs.

        Our hardside suitcases have proprietary features that include the patented Piggyback® system that incorporates a luggage cart, an extendable handle and a strap allowing additional bags to be attached and transported, and our EZ Cart® system that has four wheels to support the weight of the case and a push handle to provide optimum stability and mobility.

        In fiscal year 2000 we introduced two unique products in the hardside area that include important proprietary designs and features. The first is Ziplite, a hardside luggage taking the form of a sleek pod that zips shut, rather than latching shut, and that is made of a thin, light-weight polymer which is laminated to an attractive textile using a patented process. The second is Carbon 2010, a hybrid of hardside and softside luggage for which patents are pending. Carbon 2010 possesses the features that are sought after in each of hardside luggage and softside luggage. The bottom of a Carbon 2010 suitcase is a shell of light, rugged ABS that provides structure to the bag and helps protect the contents. The top half is attractive, high quality DuPont® Cordura® Plus fabric with zippered pockets for easy access and organization and adjustable cinch straps for security and capacity control.

        Casual and Sport Bags.    The worldwide market for casual and sport bags is larger than the market we have historically sold our products into, that being luggage and business cases (suitcases, garment bags, business cases and computer cases). The casual and sport bag market includes backpacks, shoulder packs, “fanny” packs, unstructured bags, athletic bags, school bags, duffle bags, ladies’ handbags, other types of bags and containers for eyeglasses, pencils and pens. We entered this market in a modest way in the last several years with the Samsonite Sport® and Trunk & Co.® product lines. We decided in fiscal year 2000 to expand significantly our business in this important market and did so by introducing products under our licensed Hedgren, Hummer and Wild California™ brands. We believe that by offering these consumers a number of product lines having varying styles and price points, we have the opportunity to capture a larger portion of this market.

        Business and Computer Cases.    We sell a variety of business and computer cases under our Samsonite and American Tourister brand names. We design and manufacture most of the hardside briefcases we offer. We design and have our suppliers manufacture our softside briefcases and computer cases. In addition, we license our brands to experienced business case producers for the sale of certain of these products in the United States.

        Luxury Products.    In the first quarter of fiscal year 2001, we created our Specialty Products Groupe, which designs, manufactures and sells super-premium luggage, casual and sport bags, clothing, shoes and accessories under the brands Samsonite Black Label, Hedgren and Samsonite. Our Samsonite Black Label and Hedgren premium product lines each operate under the creative direction of its own internationally-recognized designer. Our first offerings in each of our luxury lines were very well received by the fashion world and the press.

        Licensed Products.    We license our luggage brand names and certain apparel brand names, which include McGregor®, Botany 500® and Bert Pulitzer®, to third parties for the sale of a variety of products. Our licensees are selected for competency in their product categories and usually sell parallel lines of products under other brands. Our licensed products include leather business and computer cases, apparel, furniture, travel accessories, photo and audio storage gear, personal leather goods, ladies handbags, umbrellas, binoculars, pet carriers, auto accessories, cellular phone cases, school bags and children’s products.

        Product Development.    We devote significant resources to new product design and development. We use market research to identify consumers’ needs and style preferences and develop products that meet those needs and preferences. We employ designers and development engineers and work with outside designers to ensure a continuous flow of new product ideas based on developments and trends in consumer preferences and in technologies. We believe that our intensive product design and development and our emphasis on innovative features distinguish us from our competitors worldwide.

Distribution

        Our products are sold in more than 100 countries around the world from the retail locations of others, from our own stores and over the Internet.

        United States.    Our products are sold in the United States primarily through department stores, luggage specialty stores and national retailers such as JCPenney and Sears. Discount channels, such as mass merchants, warehouse clubs and factory outlets, are increasingly important to the distribution of our products in the United States. Our direct sales force of approximately 55 professionals serve approximately 10,000 stores in the United States.

        We also operate approximately 200 retail stores in the United States that distribute Samsonite and American Tourister products designed for these stores, as well as excess, discontinued and obsolete products. Our stores allow us to efficiently balance inventories and test market new products and designs. Our stores also sell a variety of travel-related products.

        Europe.     Our Samsonite products in Europe are sold through specialty stores and department stores. Our American Tourister brand has been introduced in Europe to balance our retail distribution in each of the primary retail channels and to establish a single pan-European brand name in the discount channel. We service an estimated 11,000 stores in Europe with our direct sales and product demonstration force of approximately 100 persons.

        We also sell our products in certain European markets where we do not have a direct sales force, through distributors and agents located in over 20 countries. These distributors and agents, as well as those mentioned under “Elsewhere in the World” below, handle various non-luggage products in addition to our products. Distribution agreements generally provide for mutual exclusivity, whereby distributors do not handle competitors’ luggage products and we do not deal with other distributors or agents in their territory.

        We also sell our products through 11 Samsonite-operated stores located throughout Western Europe.

        Elsewhere in the World.    In markets outside the United States and Western Europe, we sell our products either directly or through agents and distributors or under license. Products sold in these international markets are shipped from the United States, Mexico, Western Europe or Asia depending upon product type and availability. In some instances, we initially entered new markets through third party distributors and subsequently acquired these third party distributors as markets have matured. We have long-standing licensing arrangements to sell our products in Japan, Australia and Canada. We have joint ventures in Singapore, South Korea, India, and China, as well as wholly-owned distribution organizations in Hong Kong and Taiwan. We also have joint ventures in Argentina, Uruguay and Brazil to distribute Samsonite products in those countries as well as other major Latin American markets.

Advertising

        We commit substantial resources to brand advertising programs that promote the features, durability and quality of our luggage and travel products under the marketing theme “Samsonite Worldproof®.” In connection with launching a new line of our American Tourister products in the second half of fiscal 2000, we brought back our very popular “gorilla” advertising theme. We are the only luggage maker to advertise on television in the United States and Europe. For the last five fiscal years we have invested, on average, in excess of $50 million annually in national and co-op advertising programs and related promotional activities.

Manufacturing and Sourcing Products

        Our global product sourcing network consists of 13 Samsonite-operated manufacturing facilities and various third party suppliers located principally in the Far East, Eastern Europe and the Dominican Republic. By operating our own facilities to produce hardside luggage and more complex softside products, we are able to control manufacturing quality and reduce lead times and delivery costs. Our global sourcing network also enables us to source products from countries with lower production costs and favorable currency exchange rates. Samsonite-operated manufacturing facilities are located in Belgium, France, Hungary, Italy, the Slovak Republic, Mexico, Spain, India, China and the United States.

        In fiscal year 2000, approximately 40% of our revenues from softside luggage products were from products manufactured in our own facilities. We purchased the remainder of our softside luggage products from third-party vendors in the Far East, Eastern Europe and the Dominican Republic. We select different third party vendors to take advantage of changes in manufacturing, payment terms and shipping costs. We do not rely on any single third party vendor, the loss of whom would be material to us.

        We manufacture most of the hardside luggage products that we sell. Our hardside production facilities are located in Denver, Colorado; Oudenaarde, Belgium; Nashik, India; Hein-Beaumont, France; Ningbo, China; and Mexico City, Mexico.

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

Competition

        Competition in the worldwide luggage industry is very fragmented. The vast majority of our competitors have less than 15% of our annual luggage sales. In the United States, we compete based on brand name, consumer advertising, product innovation, product quality, differentiation, customer service and price. In Europe, we compete based on our premium brand name, product design, product quality, access to established distribution channels and new product offerings.

        The manufacture of softside luggage is labor intensive but not capital intensive, so that the barriers to entry by competitors in this market segment are relatively low. We have many competitors in the softside luggage market and in all ends of the market. In addition, we compete with various larger retailers, some of whom are our customers, who have the ability to purchase private label softside luggage directly from manufacturers that operate in low labor cost countries. The manufacture of hardside luggage is capital intensive; consequently, barriers to entry are relatively high. Nonetheless, we have several competitors worldwide in the hardside luggage market.

Customers

        Our customers include specialty stores featuring luggage products, major department stores that carry luggage, retail chain stores, catalog showrooms, mass merchants, premium sales (sales direct to business), Internet retailers and discounters. We also sell certain products directly to consumers through Samsonite-operated retail stores in the United States and Europe. We do not depend on any single customer for more than 5% of our consolidated revenues.

Trademarks and Patents

        Trademarks and patents are important to us. We are the registered owner of Samsonite, American Tourister, Lark and other trademarks. As of January 31, 2000, we had approximately 2,131 trademark registrations and 351 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. We also own approximately 139 United States patents and approximately 521 patents (patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 303 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. Our patents cover features popularized in our EZ CART, Smart Pocket™, Easy Turn®, Piggyback, Ultravalet and Oyster™ luggage. We have also patented our CPX production technology for making luggage shells. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

Employees and Labor Relations

        At January 31, 2000, we had approximately 7,200 employees worldwide, with approximately 2,000 employees in the United States and approximately 5,200 employees in other countries. In the United States, approximately 500 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 1999. We employ approximately 2,600 workers in our five European manufacturing plants located in Belgium, France, Spain, Italy, the Slovak Republic and Hungary. In Europe, union membership varies from country to country and is not officially known to Samsonite. It is probable that most of our European workers are affiliated with a union. Most European union contracts have a one-year duration. We believe our employee and union relations are satisfactory.

Forward-Looking Statements

        Certain statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and other places in this Annual Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be indicated by words such as “may,” “will,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect” and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries such as India, China, Brazil, Argentina and other Asian and South American countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

ITEM 2.    PROPERTIES

        The following table sets forth certain information relating to our principal properties and facilities. All of our manufacturing plants, in our opinion, have been adequately maintained and are in good operating condition. We believe that our existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle our sales volumes for the foreseeable future. The Company’s headquarters in Denver share the same location as a manufacturing facility.

Location	Owned or Leased	Approximate Facility Size (thousands of sq. ft.)
Denver, CO	Owned/Leased	1,609
Tucson, AZ	Owned/Leased	68
Jacksonville, FL	Leased	528
Warren, RI	Owned	490
Stratford, Canada	Owned	212
Nogales, Mexico	Leased	275
Mexico City, Mexico	Owned	278
Oudenaarde, Belgium	Owned	649
Ningbo, China	Owned	100
Nashik, India	Owned	743
Torhout, Belgium	Owned	79
Henin-Beaumont, France	Owned	98
Szekszard, Hungary	Owned	81
Tres Cantos, Spain	Owned	37
Saltrio, Italy	Leased	74
Singapore	Leased	13
Hong Kong	Leased	26
Seoul, South Korea	Leased	19
Samorin, Slovak Republic	Owned	43
Buenos Aires, Argentina	Leased	19
Sao Paulo, Brazil	Leased	5

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $.01 per share (the “Common Stock”), is presently traded on the Nasdaq National Market (the “NNM”) under the symbol “SAMC”. The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 1999 and 2000 and through April 14, 2000 (as reported on the NNM). The closing price of the Common Stock on the NNM on April 14, 2000 was $5 1 /16 per share.

Fiscal 1999	High	Low
Fiscal quarter ended:
April 30, 1998	37 [7] /8	26 [9] /16
July 31, 1998*	33 [5] /8	7 [1] /2
October 31, 1998	8 [9] /16	4 [1] /8
January 31, 1999	9 [15] /16	5

Fiscal 2000
Fiscal quarter ended:
April 30, 1999	6 [7] /8	4 [7] /8
July 31, 1999	6 [3] /4	5
October 31, 1999	7 [9] /16	5 [3] /4
January 31, 2000	6 [3] /4	5 [3] /8

Fiscal 2001
February 1, 2000 through April 14, 2000	6 [3] /16	4 [7] /8

*	On June 24, 1998, we completed our Recapitalization as described under Item 6, Selected Financial Data.

        As of April 14, 2000, the number of holders of record of our Common Stock was 90.

        All holders of shares of our Common Stock share ratably in any dividends declared by our Board of Directors. Any payment of dividends are at the discretion of our Board of Directors and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends. The terms of our indebtedness and the certificate of designation for our 13 7 /8% Senior Redeemable Exchangeable Preferred Stock (the “Senior Redeemable Preferred Stock”) currently restrict us from paying dividends on our Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected historical consolidated financial information presented below is derived from our audited consolidated financial statements.

        The selected historical consolidated financial information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto included elsewhere herein.

	Year Ended January 31,
	1996	1997	1998	1999	2000
	(In thousands, except per share amounts)
Statement of Operations Data
Net Sales	$675,209	741,138	736,875	697,421	767,685
Cost of Goods Sold	414,691	449,333	424,349	413,124	442,325

Gross Profit	260,518	291,805	312,526	284,297	325,360
Selling, General and Administrative Expenses	203,701	233,761	234,257	263,892	261,792
Amortization of Intangible Assets	63,824	31,837	7,101	5,633	5,712
Provision for Restructuring Operations	2,369	10,670	1,866	6,598	—

Operating Income (Loss)	(9,376)	15,537	69,302	8,174	57,856
Interest Income	4,709	1,419	2,574	2,453	2,022
Interest Expense and Amortization of Debt Issue Costs and Premium	39,974	35,670	19,918	39,954	52,293
Other Income (Expense)—Net	3,967	18,821	28,294	(25,351)	3,671
Income Tax Expense	9,095	10,389	23,088	26,800	12,576
Minority Interest in Earnings of Subsidiaries	(1,385)	(1,041)	(287)	(840)	(1,747)

Income (Loss) from Continuing Operations	(51,154)	(11,323)	56,877	(82,318)	(3,067)
Income (Loss) from Operations Discontinued and Sold and Extraordinary Items	(10,293)	—	(16,178)	(6,460)	1,225

Net Income (Loss)	(61,447)	(11,323)	40,699	(88,778)	(1,842)
Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount	—	—	—	(15,632)	(28,796)

Net Income (Loss) to Common Stockholders	$(61,447)	(11,323)	40,699	(104,410)	(30,638)

Income (Loss) per Common Share—Basic:
Net Income (Loss) from Continuing Operations Before Extraordinary Item	$ (3.24)	(.71)	2.81	(6.79)	(2.63)
Net Income (Loss)	$ (3.89)	(.71)	2.01	(7.24)	(2.53)
Income (Loss) per Common Share—Assuming Dilution:
Net Income (Loss) from Continuing Operations Before Extraordinary Item	$ (3.24)	(.71)	2.70	(6.79)	(2.63)
Net Income (Loss)	$ (3.89)	(.71)	1.93	(7.24)	(2.53)
Balance Sheet Data (as of end of period)
Property, Plant and Equipment, Net	$140,912	143,959	142,351	149,641	141,254
Total Assets	$607,443	592,658	610,049	621,435	560,580
Long-Term Obligations (Including Current Installments)	$310,959	290,617	179,223	503,096	432,473
Senior Redeemable Preferred Stock	—	—	—	178,329	207,125
Stockholders’ Equity (Deficit)	$ 25,116	24,998	208,886	(295,446)	(281,483)

Rights Offering

        On November 5, 1999, the Company completed a rights offering to its stockholders, under which the Company distributed, on a pro rata basis to all of its common stockholders of record as of September 30, 1999, transferable rights to purchase additional shares of common stock at $6.00 per share.

        The Company announced the rights offering for up to $75 million on April 7, 1999. Prior to April 7, 1999, Apollo Investment L.P. (“Apollo”) beneficially owned approximately 34% of the Company’s outstanding common stock, of which approximately one-half was held by Lion Advisors, L.P., an affiliate of Apollo, in a managed account under the terms of an investment management agreement with Artemis America Partnership (“Artemis”). At that time, Apollo agreed to make a bridge investment equal to the aggregate subscription price of rights distributable to them in the rights offering and to “backstop” the rights offering by purchasing a portion of the shares not subscribed for by other stockholders, up to a maximum potential total investment in connection with the rights offering of $37.5 million. Apollo made its bridge investment in April 1999 of $25.4 million by purchasing 1,000 shares of Series Z Convertible Preferred Stock (“Series Z Preferred Stock”) which was convertible into common stock at the rate of $6.00 per common share for a total of 4,235,000 shares. Part of the proceeds from the bridge investment was used to pay the cash premium for an insurance policy covering various lawsuits filed between March 13, 1998 and March 9, 1999 against the Company, related parties and former directors, and to pay certain costs incurred to defend these lawsuits. (See Note 15 to our Consolidated Financial Statements included elsewhere herein.) In consideration of Apollo’s agreement to make a bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million.

        On July 13, 1999, Apollo raised the amount of its back-stop commitment by $12.5 million, increasing Apollo’s maximum potential investment to $50.0 million, and, in a separate agreement, Artemis agreed to make up to an additional $25.0 million investment in the Company by purchasing from Apollo, at Apollo’s cost, one-half of the shares that Apollo purchased in its bridge investment and one-half of any shares that Apollo was obligated to purchase under its back-stop commitment.

        As a result of the rights offering, shareholders other than Apollo and Artemis exercised rights to purchase 846,858 shares of Samsonite’s common stock for an aggregate of $5.1 million. Additionally, Apollo and Artemis made an investment totaling $24.6 million under the back-stop obligation by purchasing an additional aggregate of approximately 968 shares of Series Z Preferred Stock which was convertible into the Company’s common stock at a rate of $6.00 per common share for a total of 4,098,333 shares. Total gross proceeds from the rights offering, including proceeds from the bridge investment and back-stop arrangement and from the shareholders other than Apollo and Artemis, were $55.1 million before expenses of the offering.

        During fiscal 2000, all of the shares of Series Z Preferred Stock were converted into a total of 8,333,333 shares of common stock.

Recapitalization

        On June 24, 1998, the Company completed a recapitalization (the “Recapitalization”). The Recapitalization involved the following: (1) the sale of 175,000 Units consisting of 175,000 shares of Senior Redeemable Preferred Stock with a stated amount of $175 million, and warrants to purchase 1,959,000 shares of Common Stock at an exercise price of $13.02 per share; (2) the sale of $350 million aggregate principal amount of the Company’s 10 3 /4% senior subordinated notes due 2008; (3) the repurchase pursuant to a tender offer of 10.5 million shares of Common Stock at a purchase price of $40 per share (or $420 million in the aggregate); (4) the refinancing of certain indebtedness existing at that time; and (5) entering into the Company’s current bank credit facility.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto commencing on page F-1. The Company’s fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, “fiscal 2000” refers to the 12 months ended January 31, 2000. The Company’s continuing operations consist of a single business segment, the manufacture and sale of luggage and luggage related products.

Results of Operations

        The Company analyzes its net sales and operations by the following categories: (i) “European” operations which include its European sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (ii) the “Americas” operations which include wholesale and retail sales, manufacturing and distribution operations in the United States and corporate headquarters, and “Other Americas” operations which includes operations in Canada and Latin America; (iii) “Asian” operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan; and (iv) licensing operations.

Fiscal 2000 Compared to Fiscal 1999

        General.     Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2000 and fiscal 1999 at average rates of approximately 37.90 and 36.32 francs to the dollar, respectively. The decrease in the value of the Belgian franc of 4.2% resulted in decreases in European reported sales, cost of sales, selling, general and administrative expenses, and operating earnings in fiscal 2000 compared to fiscal 1999. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an “exchange rate difference”. The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)-Net. During fiscal 2000, the Company had net gains from such instruments of $5.7 million. Realized gains on contracts closed during fiscal 2000 were $4.3 million. During fiscal 1999, the Company had net gains on such instruments of $0.2 million. Realized gains on contracts closed during fiscal 1999 were $1.4 million. The Company estimates the negative impact on operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $2.1 million and $0.5 million in fiscal 2000 and 1999, respectively. Since December 31, 1999, the Belgian franc has continued to decline in value versus the U.S. dollar. Declining European currencies have an adverse effect on the Company’s reported sales and can have an adverse effect on operating income because the Company may not entirely offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

        Net Sales.    Consolidated net sales increased from $697.4 million in fiscal 1999 to $767.7 million in fiscal 2000, an increase of $70.3 million, or 10.1%. Fiscal 2000 sales were adversely affected by the decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 2000. Without the effect of the exchange rate difference, fiscal 2000 sales would have increased by $84.3 million or approximately 12.1%.

        On a U.S. dollar basis, sales from European operations increased from $305.0 million in fiscal 1999 to $323.2 million in fiscal 2000, an increase of $18.2 million, or 6.0%. Expressed in the local European reporting currency (Belgian francs), fiscal 2000 sales increased by 10.6%, or the U.S. constant dollar equivalent of $32.2 million, from fiscal 1999; however, the local currency increase was partially offset by the adverse effect of a $14.0 million exchange rate difference. Softside product sales continue to make up an increasingly larger percentage of total luggage sales in European operations, comprising 51% of total sales from European operations in fiscal 2000. Contributing to the 19% local currency growth in revenues from softside products compared to the prior year was growth in sales of the existing Spark line of products, sales from the new Accent line, and a 40% increase in sales of business and computer cases. Sales of both hardside and softside American Tourister branded products, recently introduced in the European “hyper-market,” also contributed to the strong performance of the European division. Local currency sales of hardside luggage were approximately 1% lower compared to the prior year. Increases in clothing and footwear sales of $4.2 million and $1.4 million, respectively, contributed to the sales growth. Clothing and footwear sales were $4.2 million and $14.4 million, respectively, during fiscal 2000.

        Sales from the Americas operations increased from $353.8 million in fiscal 1999 to $393.6 million in fiscal 2000, an increase of $39.8 million or 11.2%. The increase was largely due to an increase in U.S. Wholesale sales of $32.8 million, an increase in U.S. retail sales of $3.9 million and an increase in sales of Other Americas operations of $3.1 million.

•
U.S. Wholesale revenues of $212.4 million were $32.8 million higher than prior year, an increase of 18.3%. The increase in U.S. Wholesale revenues was due to improvements resulting from management strategies implemented during fiscal 1999 and 2000 to turnaround this segment of the business. As a result of such actions, we have seen increased consumer acceptance of more competitive products offered by the Company. Improved marketing strategies have resulted in better sell-through of our products and have resulted in fewer returns compared to the prior year. Sales returns and allowances during fiscal 2000 declined by $20.7 million compared to the prior year. Strong increases in sales in the non-traditional and premium channels of $40.5 million were offset by decreases in sales in the traditional channel of $7.7 million. Within the non-traditional channel, increases in sales are due primarily to the introduction of new American Tourister products and higher sales of exclusive label products. Although our action plans to improve customer relations, service levels and our cost structure appear to be working and have resulted in stronger operational results, substantial efforts continue to be made to further improve the sales and the cost structure of the U.S. Wholesale business during the next fiscal year.

•
U.S. retail sales increased from $128.6 million in the prior year to $132.5 million in the current year, an increase of $3.9 million. The increase in sales is due to the effect of a full year of operations for the net increase of six stores during fiscal 1999 and increased sales from a net increase of eight stores opened during fiscal 2000. Comparable store sales declined by $3.3 million or approximately 3% from fiscal 1999 due to reduced outlet mall consumer traffic and increased sales of discontinued and obsolete products at a discount during fiscal 2000. The Company’s business strategy does not contemplate expansion of the number of Company operated retail stores.

•
Sales from Other Americas operations, including Mexico, Canada, Brazil, Argentina and Uruguay, were increased from the prior year by $3.1 million, to $48.6 million in fiscal 2000. The increase in sales from Other Americas operations is primarily due to a full year of operations for joint venture operations acquired in Argentina and Uruguay during fiscal 1999 and increases in Canada’s sales.

        Sales from Asian operations increased from $22.9 million in fiscal 1999 to $35.4 million in fiscal 2000, an increase of $12.5 million or 55%. Sales from Asian operations increased due primarily to improved economies in the region and increased market share in certain countries.

        Revenues from U.S. licensing declined $0.2 million compared to revenues in the prior year due primarily to the continued decline in revenues from aging non-luggage McGregor brands, which declined $0.4 million; however, Samsonite and American Tourister label licensing revenues increased $0.2 million from the prior year. The Company is continuing its efforts to expand licensing revenues from its core luggage brands as a low cost strategy to increase operating income.

        Gross Profit.    Consolidated gross profit for fiscal 2000 increased from fiscal 1999 by $41.1 million. Gross profit as a percentage of sales (“gross profit margin”) increased by 1.6 percentage points, from 40.8% in fiscal 1999 to 42.4% in fiscal 2000.

        Gross profit margin from European operations increased by 2.3 percentage points, from 40.2% in fiscal 1999 to 42.5% in fiscal 2000. The improvement is due to selective price increases effective in the European markets beginning in fiscal 2000 and an improvement in margins on softside products due to lower product costs.

        Gross profit margin for the Americas operations increased 1.6 percentage points from 38.6% in fiscal 1999 to 40.2% in fiscal 2000. U.S. Wholesale gross profit margin increased from 30.5% in fiscal 1999 to 35.0% in fiscal 2000, due primarily to significantly lower period manufacturing costs, lower plant production variances, fewer sales returns and allowances and increased sales volumes. Gross profit margins for U.S. Retail decreased from 52.1% in the prior year to 51.0% in the current year due primarily to a higher percentage of discontinued and obsolete product sold at discounts through the U.S. Retail division and lower comparable store sales. Part of the Company’s strategy to reduce excess inventories in the U.S. is to sell such product through its retail stores. Despite recessionary economic conditions beginning in fiscal 1999 and continuing into fiscal 2000 throughout many countries in Latin America, gross profit margins in the Other Americas segment increased from 32.0% in fiscal 1999 to 34.9% in fiscal 2000 due to a lower cost structure compared to the prior year.

        Gross margins for the Asian operations improved from 44.2% in the prior year to 45.6% in fiscal 2000 due to higher sales volume of products with lower product costs.

        Selling, General and Administrative Expenses (“SG&A”).    Consolidated SG&A decreased by $2.1 million from fiscal 1999 to fiscal 2000. As a percent of sales, SG&A was 34.1% in fiscal 2000 and 37.8% in fiscal 1999.

        SG&A for European operations increased by $12.0 million from fiscal 1999 to fiscal 2000. The exchange rate difference caused SG&A to decrease by $4.1 million. The net increase of $16.1 million is due primarily to higher advertising costs in fiscal 2000 and increased variable selling expenses to support higher sales levels in fiscal 2000. Included in SG&A in fiscal 2000 is a non-recurring expense of $1.4 million for the repayment of social subsidies received during the period 1993 through 1996 mandated by Belgian and French governments. The repayment was imposed during the fourth quarter and affects all companies who received subsidies during the three year time period. As a percent of sales, Europe’s SG&A was 27.5% in 2000 compared to 25.2% in 1999.

        SG&A for the Americas operations, including worldwide corporate headquarters, decreased by $14.5 million in fiscal 2000 compared to fiscal 1999. SG&A related to Corporate and U.S. Wholesale operations, combined, decreased by $19.4 million, from $103.4 million in fiscal 1999 to $84.0 million in fiscal 2000. This decrease is due primarily to expenses incurred in fiscal 1999 totaling $9.1 million associated with the 1998 recapitalization, and lower costs for dealer and national advertising, warranty and selling expenses in the U.S. Wholesale business compared to the prior year. SG&A related to U.S. retail operations increased by $4.6 million because of an increase in the number of stores open and increased sales volume. As a percent of sales, retail SG&A increased from 44.8% in fiscal 1999 to 46.9% in fiscal 2000. SG&A for Other Americas operations increased by $0.3 million primarily because of a full year of operations for joint ventures in Argentina and Uruguay acquired during fiscal 1999.

        SG&A for Asian operations increased by $1.3 million from fiscal 1999. The increase was primarily to support increased sales levels in fiscal 2000. As a percent of sales, Asia’s SG&A was 30.7% in fiscal 2000 compared to 41.0% in fiscal 1999.

        Licensing SG&A decreased by $0.9 million compared to the prior year due to the elimination of an outside service contract.

        Amortization of Intangible Assets.    Amortization of intangible assets increased from $5.6 million in fiscal 1999 to $5.7 million in fiscal 2000. The $0.1 million increase is due primarily to a full year of amortization expense for goodwill recorded in connection with the purchases of foreign distributorships in Argentina and Uruguay in fiscal 1999.

        Provision for Restructuring Operations.    The provision for restructuring operations in fiscal 1999 results primarily from the restructuring of the U.S. Wholesale and Torhout, Belgium manufacturing operations. There was no restructuring provision during fiscal 2000.

        Operating Income.    Operating income increased from $8.2 million in fiscal 1999 to $57.9 million in fiscal 2000, an increase of $49.7 million. This is a result of increased gross profit of $41.1 million, decreased SG&A of $2.1 million and decreased restructuring provision of $6.6 million, net of a small increase in amortization of intangibles.

        Interest Income.    Interest income decreased from the prior year by $0.4 million. Interest income in fiscal 2000 results primarily from interest received from the temporary investment of excess cash balances. Interest income in fiscal 1999 includes interest received from the temporary investment of funds from proceeds of the financing component of the 1998 recapitalization until the 1998 recapitalization was completed and interest income received on a refund of state income taxes, in addition to interest received from temporary investments of excess cash balances.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs increased from $40.0 million in fiscal 1999 to $52.3 million in fiscal 2000. The increase was caused primarily by a full year of interest expense related to debt incurred on June 24, 1998 to finance the 1998 recapitalization. Interest expense includes $2.1 million in amortization of debt issuance costs. Over 70% of the Company’s debt as of January 31, 2000 was in fixed rate instruments.

        Other Income (Expense)—Net.    See Note 16 to the consolidated financial statements included elsewhere herein for a comparative analysis of the components of Other Income (Expense)—Net.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $2.1 million and $0.5 million for fiscal 2000 and 1999, respectively. Other Income (Expense)—Net for fiscal 2000 includes gains from forward exchange contracts of $5.7 million. Realized gains on contracts closed during fiscal 2000 were $4.3 million. In fiscal 1999, such transactions resulted in gains of $0.2 million. Realized gains on contracts closed during fiscal 1999 were $1.4 million.

        Other Income (Expense)—Net includes income of $3.5 million resulting from the adjustment to an accrual for the settlement of a contingent liability with respect to interest which had been previously accrued on certain old notes. Subsequent to fiscal 2000, the Company executed the settlement of the contingent liability for less than the amount previously accrued. (See Note 15 to the consolidated financial statements included elsewhere herein.) Additionally, other expenses of $23.2 million were recorded in fiscal 1999 for accrued costs related to shareholder litigation (see Note 15 to the consolidated financial statements included elsewhere herein). Other expense of $0.7 million was recorded in fiscal 2000 compared to $1.9 million in fiscal 1999 for equity in loss of affiliates related to Samsonite’s investment in the China joint venture. During fiscal 2000, the Company recorded a loss on disposition of assets held for sale and fixed assets of $0.2 million compared to a gain of $3.2 million in fiscal 1999. The prior year gain was due primarily to a gain on the sale of the Company’s Murfreesboro, Tennessee building which had been previously leased to third parties. Transactional exchange losses increased $1.5 million in fiscal 2000 compared to the prior year and other miscellaneous expenses decreased $0.6 million from fiscal 1999.

        Income Taxes.    Income tax expense decreased from $26.8 million in fiscal 1999 to $12.6 million in fiscal 2000. The reduction in income tax expense was primarily caused by the provision for taxes in the prior year to record valuation allowances for U.S. deferred tax assets. Valuation allowances were provided for deferred tax assets in fiscal 1999 and 2000 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company’s forecasts of future taxable income taking into account the increased level of ongoing interest expense as a result of the 1998 recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes. See Note 12 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

        Extraordinary Gain (Loss).    During fiscal 2000, the Company repurchased and retired $12.0 million principal amount of its 10 3 /4% Senior Subordinated Notes (the “10 3 /4% Notes”). The difference between the principal amount of the 10 3 /4% Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item. (See Note 9 to the consolidated financial statements included elsewhere herein.)

        During fiscal 1999 the Company completed a tender offer for its 11 1 /8% Series B Senior Subordinated Notes (“the Series B Notes”). The Company retired $52.3 million principal amount of the Series B Notes and paid redemption premiums and other related expenses totaling approximately $8.5 million. These costs along with $1.5 million of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, during fiscal 1999. On June 24, 1998, the Company completed a recapitalization. In connection with the 1998 recapitalization, deferred financing costs related to the refinanced senior credit facility of $0.4 million were charged to expense and classified as an extraordinary item, net of tax effects. See Note 2 to the consolidated financial statements included elsewhere herein.

        Net Loss.    The Company had a net loss in fiscal 2000 of $1.8 million compared to a net loss in fiscal 1999 of $88.8 million. The $87.0 million decrease in the net loss from the prior year is the result of the increases in operating income and other income (expense)—net, and the reductions in income tax expense and extraordinary items, partially offset by the reduction in interest income, and the increases in interest expense and minority interest.

        Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount.    This item represents the accrual of cumulative dividends on Senior Redeemable Senior Preferred Stock issued in connection with the 1998 recapitalization and accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock.

        Net Loss to Common Stockholders.    This amount represents Net Loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate Net Loss per Common Share.

Fiscal 1999 Compared to Fiscal 1998

        General.     Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 1999 and fiscal 1998 at average rates of approximately 36.32 and 35.67 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of 1.8% resulted in decreases in European reported sales, cost of sales and other expenses in fiscal 1999 compared to fiscal 1998. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an “exchange rate difference”. The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure on translated earnings from foreign operations and/or royalty agreements to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 1999, the Company had net gains from such instruments of $0.2 million. Realized gains on contracts closed during fiscal 1999 were $1.4 million. During fiscal 1998, the Company had net gains on such instruments of $6.5 million. The Company estimates the reduction in operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $0.5 million and $5.6 million in fiscal 1999 and 1998, respectively.

        Net Sales.    Consolidated net sales decreased from $736.9 million in fiscal 1998 to $697.4 million in fiscal 1999, a decrease of $39.5 million. Fiscal 1999 sales were adversely affected by the decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 1999. Without the effect of the exchange rate difference, fiscal 1999 sales would have decreased by $33.9 million or approximately 4.6%.

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

•
U.S. Wholesale revenues of $179.6 million were less than the prior year of $269.7 million by $90.1 million, or 33.4%. U.S. Wholesale sales decreased due to a number of factors affecting the U.S. luggage industry in general, including numerous discount luggage promotions, industry-wide excess inventory levels at retail, a poor Christmas selling season for luggage, and to a lesser extent, economic conditions in Asia and Latin America affecting tourism to the U.S. An additional factor in declining sales is increased competition from luggage companies which are offering products which are similar to the Company’s products in terms of style, features and durability of construction. U.S. Wholesale sales were also negatively impacted by a computer conversion problem which virtually halted shipments to customers during the first 20 days of July 1998 and slowed shipments through the remainder of July 1998 and part of August 1998. Conversion of the U.S. distribution system was the last phase of the project to upgrade computer systems in the U.S., which included the installation of the new financial, manufacturing and distribution software. The computer conversion problems were largely resolved during the third quarter of the fiscal year such that shipping and invoicing functions were restored.

•
U.S. retail sales increased from $108.9 million in the prior year to $128.6 million in the current year due to the effect of a full year of operations for the net increase of 40 stores during fiscal 1998 and a net increase of six stores opened during fiscal 1999. Comparable store sales decreased by $0.3 million or less than 1% from fiscal 1998.

•
Sales from Other Americas operations, including Mexico, Canada, Brazil, Argentina and Uruguay, were increased from the prior year by $4.9 million, from $40.7 million in fiscal 1998 to $45.6 million in fiscal 1999. The increase in sales from Other Americas operations is due to new joint venture operations in Argentina and Uruguay beginning in fiscal 1999, a full year of sales for joint venture operations established in fiscal 1998 in Brazil, and increases in Canada’s sales.

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

        Gross Profit.    Consolidated gross profit for fiscal 1999 decreased from fiscal 1998 by $28.2 million. Gross margin decreased by 1.6 percentage points, from 42.4% in fiscal 1998 to 40.8% in fiscal 1999. Because of the Company’s excess inventory position described elsewhere herein, the Company may experience lower than normal gross profit margins on the sale of excess inventory.

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

        Selling, General and Administrative Expenses (“SG&A”).    Consolidated SG&A increased by $29.6 million from fiscal 1998 to fiscal 1999. As a percent of sales, SG&A was 37.8% in fiscal 1999 and 31.8% in fiscal 1998.

        SG&A for European operations increased by $5.9 million from fiscal 1998 to fiscal 1999. The exchange rate difference caused SG&A to decrease by $1.4 million. The remaining increase of $7.3 million was primarily to support increased sales levels in fiscal 1999. As a percent of sales, Europe’s SG&A was 25.2% in 1999 compared to 25.6% in 1998.

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

        Interest Income.    Interest income decreased from the prior year by $0.1 million. Interest income in fiscal 1999 includes interest received from the temporary investment of funds from proceeds of the financing component of the 1998 recapitalization until the 1998 recapitalization was completed, interest income received on a refund of state income taxes, and interest income from temporary investments. Interest income in fiscal 1998 includes nonrecurring interest income of $1.4 million received upon recovery of a loan to the settlement trust created as a result of the 1993 reorganization.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs increased from $19.9 million in fiscal 1998 to $40.0 million in fiscal 1999. The increase was caused primarily by an increase in interest expense related to debt incurred on June 24, 1998 to finance the 1998 recapitalization.

        Other Income (Expense)—Net.    See Note 16 to the consolidated financial statements included elsewhere herein for a comparative analysis of the components of Other Income (Expense)—Net. The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $0.5 million and $5.6 million for fiscal 1999 and 1998, respectively. Other Income (Expense)—Net for fiscal 1999 includes gains from forward exchange contracts of $0.2 million, including a $1.4 million gain which was realized. In fiscal 1998, such transactions resulted in gains of $6.5 million.

        Other Income (Expense)—Net also includes $23.2 million expense in fiscal 1999 and $24.9 million income in fiscal 1998 for favorable adjustments to accruals and allowances related to previous operations and to an accrual for taxes recorded in connection with the 1993 reorganization and accrued costs related to shareholder litigation (see Note 15 to the consolidated financial statements included elsewhere herein). Other expense of $1.8 million was recorded in fiscal 1999 compared to $0.5 million in fiscal 1998 for equity in loss of affiliates related to Samsonite’s investment in the China joint venture. Gain (loss) on disposition of assets held for sale and fixed assets, net improved from a loss of $0.4 million in fiscal 1998 compared to a gain of $3.2 million in fiscal 1999 due primarily to a gain on the sale of the Company’s Murfreesboro, Tennessee building in fiscal 1999 which had been previously leased to third parties. Other expense of $2.1 million was recorded in fiscal 1998 resulting from the favorable settlement of an adjustment to an accrual for a contingent liability with respect to certain old notes. (See Note 15 to the consolidated financial statements included elsewhere herein.)

        Income Taxes.    Income tax expense increased from $23.1 million in fiscal 1998 to $26.8 million in fiscal 1999. The increase in tax expense is due primarily to the net effect of deferred tax assets which were fully reserved through valuation allowances during 1999 and the reduction in income tax expense for previously accrued taxes which were reversed in 1999, tax expense related to the tax effect in the U.S. of $45 million of deemed dividends received from Samsonite Europe in connection with the sale and transfer of certain Asian subsidiaries to Samsonite Europe, and taxes on foreign income; offset by a reduction in income tax expense due to the consolidated pretax loss in 1999. Valuation allowances were provided for deferred tax assets based on an assessment of the likelihood of their realization in view of (i) the current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company’s forecasts of future taxable income taking into account the increased level of ongoing interest expense as a result of the 1998 recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, (iii) certain nontaxable liability adjustments, and (iv) state and local income taxes. See Note 12 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

        Extraordinary Loss.    During fiscal 1999 the Company completed a tender offer for the Company’s Series B Notes. The Company retired $52.3 million principal amount of the Series B Notes and paid redemption premiums and other related expenses totaling approximately $8.5 million. These costs along with $1.5 million of deferred financing costs were charged to expense and classified as an extraordinary item, net of tax effects, during fiscal 1999. On June 24, 1998, the Company completed a recapitalization. In connection with the 1998 recapitalization, deferred financing costs related to the refinanced senior credit facility of $0.4 million were charged to expense and classified as an extraordinary item, net of tax effects. The extraordinary loss of $16.2 million for fiscal 1998 resulted from (i) the payment of $17.3 million of redemption and market premiums and the write-off of deferred financing costs of $4.6 million related to the early retirement of $137.2 million principal amount of the Series B Notes, (ii) the payment of $0.3 million of early retirement fees and the write-off of $3.9 million of deferred financing costs related to refinancing of the previous senior credit facility, and (iii) the tax benefit from the aforementioned transactions of $9.9 million. See Note 9 to the consolidated financial statements included elsewhere herein.

        Net Income (Loss).    The Company had net income in fiscal 1998 of $40.7 million and a net loss in fiscal 1999 of $88.8 million. The decrease in the net income from the prior year of $129.5 million is caused by the effect of the decreases in operating income and other income (expense)—net and the increase in interest expense and income tax expense, offset by the decrease in extraordinary loss.

        Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount.    In fiscal 1999, this item represents the accrual of cumulative dividends on Senior Redeemable Senior Preferred Stock issued in connection with the June 24, 1998 recapitalization and accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock.

        Net Income (Loss) to Common Stockholders.    This amount represents Net Income (Loss) reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate Income (Loss) per Common Share.

Liquidity and Capital Resources

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities increased by $21.0 million in fiscal 2000 from fiscal 1999. Cash flows from net income, adjusted for nonoperating and noncash charges, increased by $38.5 million, primarily as a result of the decreases in operating loss described above, while cash flow used for changes in operating assets and liabilities increased by $17.5 million. At January 31, 2000, the Company had current assets in excess of current liabilities of $159.1 million compared to $174.2 million at January 31, 1999, a decrease of $15.1 million. Current assets declined by $43.7 million primarily due to decreases in cash of $25.2 million, inventories of $15.8 million, and receivables of $4.2 million, offset by increases in prepaid expenses and other current assets of $0.7 million and deferred income taxes of $0.8 million. The decrease in inventories is due primarily to the successful implementation of strategies in the U.S. Wholesale division to reduce inventory levels in the U.S. by improving the forecasting function, adjusting purchasing and production to accommodate changes in customer demand, and by increasing discontinued products sales through Company owned retail stores and to its wholesale customers. Despite higher consolidated sales volumes, receivables decreased as a result of efforts in the U.S. wholesale division to shorten payment terms and resolve delinquent customer payment issues.

        Cash flows used in investing activities increased from $15.6 million in fiscal 1999 to $26.3 million in fiscal 2000, an increase of $10.7 million. The increase was primarily caused by a decrease in proceeds from the sale of long-term assets and the decrease in capital expenditures. Capital expenditures were $23.6 million in fiscal 2000 compared to $26.7 million in fiscal 1999. Capital expenditures in fiscal 2000 consist primarily of upgrades and replacements of machinery and equipment at the Company’s manufacturing facilities in Belgium, Italy, and Denver, Colorado, expenditures in Europe and the U.S. related to new products, and the purchase of an office building in Warren, Rhode Island. Capital expenditures of $0.9 million in fiscal 2000 were incurred in less than 100% owned subsidiaries, and were therefore financed in part by the other shareholders in the ventures.

        Cash flows used in financing activities declined from cash provided by financing activities in fiscal 1999 of $51.6 million to cash used of $8.3 million in fiscal 2000, a decline in cash flow of $59.9 million. In November 1999, the Company completed a rights offering described under Item 6, Selected Financial Data. Total gross proceeds from the rights offering were $55.1 million. Issuance expenses associated with the rights offering were $2.4 million. In addition to the payment of shareholder litigation costs, approximately $21.0 million of the proceeds were used to repay indebtedness under the senior credit facility and to repurchase approximately $12.0 million of the 10 3 /4% senior subordinated notes.

        At January 31, 2000, long-term debt obligations (including current installments) were $432.5 million compared to $503.1 million at January 31, 1999, a decrease of $70.6 million. The decrease is primarily due to repayments of debt from proceeds of the rights offering and cash generated by operating activities. In addition, approximately $8.4 million relates to the impact of the fluctuation of foreign currency exchange rates.

        The Company’s senior credit facility requires the achievement and maintenance of certain financial ratios. At January 31, 2000, the Company’s senior credit facility consists of a term loan arrangement with balances totaling $83.4 million and undrawn availability of $100 million under the revolving credit portion of the facility. At January 31, 2000, the Company had approximately $6.3 million of outstanding letters of credit under the terms of the revolving credit portion of the facility. Additional borrowings under the senior credit facility are subject to the Company’s continued ability to meet and maintain the financial ratios.

        The Company’s cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2000 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities and credit facilities in emerging markets will be adequate to fund operating requirements and expansion plans during the next 12 months. In addition, management currently believes the Company will be able to meet long-term cash flow obligations from cash provided by operations and other existing resources.

        The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company’s most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

        The Company’s foreign operations in Asia consist primarily of distributorships organized as joint venture subsidiaries. Economies and local currencies throughout much of Asia entered a tumultuous period beginning in fiscal 1998 as a result of political turmoil and general economic problems with principal industries. The Asian economies continued to struggle throughout fiscal 1999, but have improved somewhat in fiscal 2000. The improvement in this region has resulted in improved operating results from the Company’s Asian subsidiaries; however, the Company believes that Asian economies have not fully recovered and that there is still a significant risk associated with business operations in Asia.

        The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) provides useful information regarding the Company’s ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company’s EBITDA for the years ended January 31, 2000, 1999, and 1998 was $89.2 million, $9.9 million, and $126.2 million, respectively. However, these amounts include various items of income (expense) including (i) restructuring provisions in prior years; (ii) other income primarily related to various items from previous operations; and (iii) accrued costs related to the defense and resolution of shareholder litigation, expenses of the Recapitalization; gain (loss) on disposition of fixed assets, net; and other items, net; which items together aggregate $2.1 million, $40.4 million, and $(17.9) million for the years ended January 31, 2000, 1999, and 1998, respectively, which management believes should be added to (deducted from) the calculation of EBITDA to reflect recurring operating performance. As adjusted for the aggregate of these items of other income (expense), EBITDA for the years ended January 31, 2000, 1999 and 1998 was $91.3 million, $50.3 million, and $108.3 million, respectively. EBITDA for fiscal 1998 reflects a reduction of $4.1 million for negative production variances incurred during the last half of fiscal 1998.

Year 2000 Compliance

        The Year 2000 issue results from many computer programs being written using two digits rather than four to define a year. As a result, a computer program that has date sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. The Company utilizes computer software, hardware, information and non-information systems throughout its worldwide operations in performing financial, manufacturing and distribution functions. Additionally, the Company interfaces with third party business partners using such systems. The Company did not experience a disruption to its business activities as the result of Year 2000 problems. While we continue to monitor electronic data received from third parties and generated internally as part of our routine business practices, as of March 1, 2000, our efforts regarding Year 2000 were substantially complete. There can be no assurance that the Company or one of the entities it does business with will not experience a Year 2000 problem that could have an effect on the Company.

Conversion to the Euro

        On January 1, 1999, eleven countries in Europe adopted a common currency, the “euro” and exchange rates between the currencies of the eleven countries were fixed against the new euro. The former currencies of those eleven countries will remain legal tender as denominations of the euro until January 1, 2002 and goods and services may be paid for using either the euro or the former currency until that time. Approximately 75% of Samsonite Europe’s sales are within these eleven countries. The euro conversion has a significant impact on the Company’s operations in terms of pricing policies, currency risk and exchange, information systems, and financial reporting. Samsonite Europe has been addressing euro implementation issues since fiscal 1998 and has formed two different project teams to address euro issues: one to address competitive and marketing issues and another to address administrative, financial and computer systems issues.

        The Company believes the adoption of the euro will have a positive effect on Samsonite Europe’s operations. Having a common currency among many of the countries that Samsonite Europe sells into will reduce the administrative burden of multiple currencies as well as reduce the costs of hedging and exchanging currencies and resulting exchange gains and losses. As the euro becomes accepted in the international money markets, Samsonite Europe may also reduce its currency risk against the U.S. dollar for purchases of goods in the Far East by using the euro to pay for such purchases rather than the U.S. dollar, which is currently the primary currency used in international trade. Because of the weakness in the euro since its adoption, the Company has not begun to use the euro for such purchases and does not expect this to occur within fiscal year 2001.

        Samsonite Europe has adjusted its wholesale pricing to reduce product pricing differences between countries which have existed historically; however, price variations between countries will continue to exist at the retail level due to differences in transportation costs, value added tax rates, and dealer margins in the various European countries. Because of Samsonite Europe’s strong competitive position throughout the countries participating in the euro conversion and significant economic barriers to entry, the Company does not believe that potential increased competition and price transparency as a result of the euro will have an adverse effect on the Company’s sales or results of operations.

        Samsonite Europe currently intends to continue using the Belgian franc as its functional currency until its fiscal year beginning January 1, 2001. As of December 31, 1998, Samsonite Europe’s information systems have been modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications are necessary to convert the functional currency to the euro. The target completion date for such modifications, which are being accomplished using existing internal staffing, is June 30, 2000. Most system modifications to date have also been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through January 31, 2000 of approximately $50,000 to implement the euro conversion and estimates that it will spend a total of approximately $100,000 to fully implement its euro conversion. These cost estimates do not include costs of existing internal staff who have devoted time to the euro conversion. All costs related to the Euro conversion have been charged to expense.

Effect of Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company enters into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with major financial institutions. From time to time, the Company uses interest rate swaps to manage interest rate risk. The Company does not use financial instruments to manage changes in commodity prices. The Company does not hold or issue financial instruments for trading purposes.

Foreign Exchange Contracts

        The Company enters into forward foreign exchange and option contracts to reduce its economic exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in Belgian francs), intercompany royalty payments from foreign subsidiaries, and certain third party royalty payments receivable in Japanese yen. The Company’s European subsidiary enters into forward exchange contracts primarily to reduce its economic exposure to purchases of goods from the Far East payable in U.S. dollars and certain other contracts to reduce its economic exposure to receipts payable in various European currencies.

        Contracts entered into to reduce the Company’s exposure to translated earnings of foreign subsidiaries and intercompany royalties are marked to market at the end of each month and gains or losses are included in Other Income (Expense)—Net. Gains or losses on foreign exchange contracts entered into to reduce the Company’s exposure third party royalty payments, product purchases, and receipts are included in income or loss when the contracts are closed.

        At January 31, 2000, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $35.0 million with a weighted average maturity of 174 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the year ended January 31, 2000 would be approximately $3.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

Interest Rates

        At January 31, 2000, the Company had approximately $344.2 million of fixed rate long-term debt (including current maturities.) The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt (including current portion) at January 31, 2000 was $293.5 million, which was less than the carrying value by $50.7 million. Fair values were determined primarily from quoted market rates since almost all the fixed rate long-term debt at January 31, 2000 consists of the Company’s outstanding publicly traded subordinated notes. A 1% decrease from prevailing interest rates at January 31, 2000, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $15.5 million.

        At January 31, 2000, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.14%, and a receive rate of 6.13%. The swap agreement dated November 8, 1999 has a two-year term and can be canceled by either party to the swap after one year. The receive rate reprices every three months.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the 2000 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

       2. Financial Statement Schedule:

See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

3.	Exhibits:

See Index to Exhibits on pages E-1 through E-5 hereof.

(b) Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION

/s/ LUC VAN NEVEL
By:
Chief Executive Officer, President and Director

Date: April 17, 2000

        Each person whose signature appears below constitutes and appoints Luc Van Nevel and Richard H. Wiley, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2000, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD H. WILEY Richard H. Wiley	Chief Financial Officer, Treasurer and Secretary	April 17, 2000

/s/ BERNARD ATTAL Bernard Attal	Director	April 17, 2000

/s/ LEON D. BLACK Leon D. Black	Director	April 17, 2000

/s/ EMMANUEL CUEFF Emmanuel Cueff	Director	April 17, 2000

/s/ ROBERT H. FALK Robert H. Falk	Director	April 17, 2000

/s/ RICHARD R. NICOLOSI Richard R. Nicolosi	Director	April 17, 2000

/s/ MARK H. RACHESKY Mark H. Rachesky	Director	April 17, 2000

/s/ ROBERT L. ROSEN Robert L. Rosen	Director	April 17, 2000

/s/ MARC J. ROWAN Marc J. Rowan	Director	April 17, 2000

/s/ STEPHEN J. SOLARZ Stephen J. Solarz	Director	April 17, 2000

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Samsonite Corporation:

        We have audited the accompanying consolidated financial statements of Samsonite Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
March 17, 2000

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2000 and 1999
(In thousands)
	January 31,
	2000	1999
ASSETS

Current assets:
Cash and cash equivalents	$ 16,705	41,932
Trade receivables, net of allowances for doubtful accounts of $5,489 and $7,065 (Note 9)	75,261	78,329
Notes and other receivables	10,438	11,614
Inventories (Notes 5 and 9)	171,769	187,567
Deferred income tax assets (Note 12)	3,320	2,491
Prepaid expenses and other current assets	15,273	14,564

Total current assets	292,766	336,497

Property, plant and equipment, net (Notes 5, 6 and 9)	141,254	149,641
Intangible assets, less accumulated amortization of $52,178 and $46,786 (Notes 3, 7 and 9)	109,007	114,248
Other assets and long-term receivables, net of allowance for doubtful accounts of $521	17,553	21,049

	$560,580	621,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Short-term debt (Note 8)	$ 7,108	8,409
Current installments of long-term obligations (Note 9)	5,379	6,923
Accounts payable	46,950	48,375
Accrued interest expense	6,295	5,982
Accrued compensation and employee benefits	21,566	18,897
Other accrued expenses (Note 15)	46,417	73,662

Total current liabilities	133,715	162,248

Long-term obligations, less current installments (Notes 2, 9 and 14)	427,094	496,173
Deferred income tax liabilities (Note 12)	15,695	17,046
Other non-current liabilities (Note 13)	48,425	53,919

Total liabilities	624,929	729,386

Minority interests in consolidated subsidiaries	10,009	9,166
Senior redeemable preferred stock (aggregate liquidation preference of $217,805 and $190,034, net of discount and issuance costs of $10,680 and $11,705) (Note 10)	207,125	178,329

Stockholders’ equity (deficit) (Notes 2, 9, 10, 11 and 19):
Preferred stock	—	—
Common stock	302	210
Additional paid-in capital	489,963	436,351
Accumulated deficit	(330,219)	(299,581)
Accumulated other comprehensive income (loss)	(21,529)	(12,426)

	138,517	124,554
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ equity (deficit)	(281,483)	(295,446)

Commitments and contingencies (Notes 9, 10, 11, 13 and 15)
	$560,580	621,435

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended January 31,
	2000	1999	1998
Net sales	$767,685	697,421	736,875
Cost of goods sold	442,325	413,124	424,349

Gross profit	325,360	284,297	312,526

Selling, general and administrative expenses	261,792	263,892	234,257
Amortization of intangible assets	5,712	5,633	7,101
Provision for restructuring operations (Note 4)	—	6,598	1,866

Operating income	57,856	8,174	69,302

Other income (expense):
Interest income	2,022	2,453	2,574
Interest expense and amortization of debt issue costs and premium	(52,293)	(39,954)	(19,918)
Other income (expense)—net (Notes 15 and 16)	3,671	(25,351)	28,294

Income (loss) before income taxes, minority interest, and extraordinary item	11,256	(54,678)	80,252

Income tax expense (Note 12)	(12,576)	(26,800)	(23,088)
Minority interest in earnings of subsidiaries	(1,747)	(840)	(287)

Income (loss) before extraordinary item	(3,067)	(82,318)	56,877

Extraordinary item—gain (loss) on extinguishment of debt, net of income tax benefit of $0, $3,959 and $9,930 (Notes 2 and 9)	1,225	(6,460)	(16,178)

Net income (loss)	(1,842)	(88,778)	40,699

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount (Note 10)	(28,796)	(15,632)	—

Net income (loss) to common stockholders	$(30,638)	(104,410)	40,699

Income (loss) per common share—basic:
Income (loss) before extraordinary item	$ (2.63)	(6.79)	2.81
Extraordinary item	0.10	(0.45)	(.80)

Net income (loss) per share	$ (2.53)	(7.24)	2.01

Income (loss) per common share—assuming dilution:
Income (loss) before extraordinary item	$ (2.63)	(6.79)	2.70
Extraordinary item	0.10	(0.45)	(.77)

Net income (loss) per share	$ (2.53)	(7.24)	1.93

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Preferred stock(1)	Common stock(2)	Additional paid-in capital	Accumu- lated other compre- hensive income	Accumu- lated deficit	Compre- hensive income (loss)	Unearned compen- sation restricted shares	Treasury stock
Balance, January 31, 1997	$ —	160	266,752	(5,337)	(235,870)		(707)	—
Net income	—	—	—	—	40,699	40,699	—	—
Foreign currency translation adjustment	—	—	—	(9,112)	—	(9,112)	—	—

Comprehensive income (loss)	—	—	—	—	—	$ 31,587	—	—

Issuance of 3,300,000 shares of common stock in public offering, net of offering costs and underwriting discount of $8,303 (Note 19)	—	33	130,209	—	—		—	—
Issuance of 4,032 shares to directors for services (Note 11)	—	—	174	—	—		—	—
Issuance of 1,033,203 shares for exercise of employee stock options and related income tax benefits, net of 889,450 shares exchanged (Notes 11 and 19)	—	11	20,617	—	—		—	—
Amortization of restricted stock award to compensation expense (Note 11)	—	—	—	—	—		547	—
Compensation expense accrued for stock bonus awards (Note 11)	—	—	710	—	—		—	—

Balance, January 31, 1998	$ —	204	418,462	(14,449)	(195,171)		(160)	—

Net loss	$ —	—	—	—	(88,778)	(88,778)	—	—
Foreign currency translation adjustment	—	—	—	2,023	—	2,023	—	—

Comprehensive income (loss)	—	—	—	—	—	$(86,755)	—	—

Issuance of 17,655 shares to directors for services (Note 11)	—	1	169	—	—		—	—
Issuance of 494,649 shares for exercise of employee stock options and 116,667 shares for stock bonus awards (Note 11)	—	5	7,705	—	—		—	—
Amortization of restricted stock award to compensation expense (Note 11)	—	—	—	—	—		160	—
Compensation expense accrued for stock bonus awards (Note 11)	—	—	473	—	—		—	—
Compensation expense for stock options (Note 11)	—	—	3,722	—	—		—	—
Common stock warrants issued with redeemable preferred stock (Note 10)	—	—	5,820	—	—		—	—
Preferred stock dividends and accretion of discount (Note 10)	—	—	—	—	(15,632)		—	—
Purchase of 10,500,000 shares for treasury (Note 2)	—	—	—	—	—		—	(420,000)

Balance, January 31, 1999	$ —	210	436,351	(12,426)	(299,581)		—	(420,000)

(Continued)

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(In thousands, except share amounts)

	Preferred stock(1)	Common stock(2)	Additional paid-in capital	Accumu- lated other compre- hensive income	Accumu- lated deficit	Compre- hensive income (loss)	Unearned compen- sation restricted shares	Treasury stock
Net loss	$ —	—	—	—	(1,842)	(1,842)	—	—
Foreign currency translation adjustment	—	—	—	(9,103)	—	(9,103)	—	—

Comprehensive income (loss)	—	—	—	—	—	$(10,945)	—	—

Issuance of 23,222 shares to directors for services (Note 11)	—		139	—	—		—	—
Issuance of 15,220 shares for exercise of employee stock options (Note 11)	—	—	38	—	—		—	—
Compensation expense accrued for stock bonus awards (Note 11)	—	—	138	—	—		—	—
Compensation expense for stock options (Note 11)	—	—	662	—	—		—	—
Issuance of 1,968 shares of Series Z Preferred Stock, net of offering costs of $1,000 (Note 19)	49,000	—	—	—	—		—	—
Issuance of 846,858 shares of common stock and conversion of 1,968 shares of Series Z Preferred Stock to 8,333,333 shares of common stock in connection with rights offering, net of offering costs of $1,355 (Note 19)	(49,000)	92	52,635	—	—		—	—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 10)	—	—	—	—	(28,796)		—	—

Balance, January 31, 2000	$ —	302	489,963	(21,529)	(330,219)		—	(420,000)

(1)
$.01 par value; 2,000,000 shares authorized; 214,000 and 186,723 Senior Redeemable Preferred shares issued and outstanding at January 31, 2000 and 1999, respectively; no Series Z Preferred shares issued or outstanding at January 31, 2000.

(2)
$.01 par value; 60,000,000 shares authorized; 30,218,672, 21,000,039 and 20,371,068 shares issued at January 31, 2000, 1999 and 1998, respectively and 19,718,672, 10,500,039 and 20,371,068 outstanding at January 31, 2000, 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended January 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ (1,842)	(88,778)	40,699
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Nonoperating loss (gain) items:
Loss (gain) on extinguishment of debt	(1,225)	6,460	16,178
Loss (gain) on disposition of assets held for sale and fixed assets, net	432	(3,243)	377
Depreciation and amortization of property, plant and equipment	21,912	21,421	21,493
Amortization of debt issue costs and premium	2,111	1,336	888
Amortization of intangible assets	5,712	5,633	7,101
Amortization of stock awards and stock issued for services	277	1,112	1,431
Deferred income tax expense	(27)	33,393	4,750
Adjustment of allowances for contingencies from previous operations	—	—	(5,299)
Adjustment to accrual for resolution of claims with respect to old notes	(3,500)	—	—
Adjustment of reserves related to prior years’ tax provisions	—	—	(12,700)
Compensation expense for adjustment of stock options	662	3,722	—
Net provision for doubtful accounts	2,031	396	4,341
Net provision for restructuring operations	—	6,598	1,866
Changes in operating assets and liabilities:
Trade and other receivables	586	21,299	(13,177)
Inventories	15,798	(11,579)	(35,686)
Other current assets	(795)	(745)	(440)
Accounts payable and accrued liabilities	(20,812)	2,882	(8,696)
Other adjustments—net	(1,415)	(968)	(4,915)

Net cash provided by (used in) operating activities	19,905	(1,061)	18,211

Cash flows provided by (used in) investing activities:
Proceeds from sale of assets held for sale, property and equipment and other asset	678	17,608	1,625
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(22,749)	(24,827)	(30,189)
By less than 100% owned subsidiaries	(862)	(1,852)	(6,124)
Acquisition of foreign distributorships	(545)	(2,451)	(2,547)
Other	(2,818)	(4,125)	(707)

Net cash used in investing activities	$(26,296)	(15,647)	(37,942)

(continued)

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year ended January 31,
	2000	1999	1998
Cash flows provided by (used in) financing activities:
Net borrowings (payments) of senior credit facility	$(45,994)	33,948	53,628
Proceeds from issuance of senior subordinated notes	—	350,000	—
Proceeds from issuance of senior preferred stock	—	175,000	—
Issuance costs for senior subordinated notes, senior redeemable preferred stock and senior credit facility	—	(23,583)	(467)
Purchase of treasury stock	—	(420,000)	—
Retirement of Series B Notes, including redemption premiums	—	(60,781)	(154,755)
Proceeds from long-term obligations—other	957	381,021	4,657
Payments of long-term obligations—other	(15,686)	(393,914)	(25,980)
Proceeds from (payments of) short-term debt—net	(1,301)	(385)	4,096
Proceeds from stock offering, net of offering costs	52,727	—	130,242
Proceeds from exercise of stock options	38	7,401	7,012
Other, net	947	2,905	2,621

Net cash provided by (used in) financing activities	(8,312)	51,612	21,054

Effect of exchange rate changes on cash and cash equivalents	(10,524)	3,894	(7,532)

Net increase (decrease) in cash and cash equivalents	(25,227)	38,798	(6,209)

Cash and cash equivalents, beginning of year	41,932	3,134	9,343

Cash and cash equivalents, end of year	$ 16,705	41,932	3,134

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 51,002	33,822	20,451

Cash paid during the year for income taxes, net	$ 14,084	8,719	8,733

Noncash transactions:
During the years ended January 31, 2000, 1999, and 1998, property and equipment were acquired under capital lease financing transactions aggregating $331, $1,141 and $924, respectively.
During the year ended January 31, 2000, accounts receivable were exchanged for equipment from the 50% owned China joint venture totaling $1,906.
Other noncash transactions are described in Notes 3, 10, 11, 12, 15, and 16.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2000 and 1999

(1)    Summary of Significant Accounting Policies

    (a)     General Business

        Samsonite Corporation was formerly known as Astrum International Corp. (“Astrum”). On July 14, 1995, Astrum merged with its wholly-owned subsidiary, Samsonite Corporation, and changed its name to Samsonite Corporation. Samsonite Corporation and subsidiaries (the “Company”) is engaged in the manufacture and sale of luggage and related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms, and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores.

    (b)     Principles of Consolidation

        The consolidated financial statements include the financial statements of Samsonite Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries generally have December 31 year ends.

        Minority interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

    (c)     Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

    (d)     Cash Equivalents

        The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    (e)     Inventories

        The Company values inventories at the lower of cost, using the first-in, first-out (“FIFO”) method, or market.

    (f)     Investments in Affiliates

        Investments in affiliates for which the Company owns 20% to 50% are accounted for under the equity method.

        At January 31, 2000 and 1999, investments in affiliates represent the Company’s investment in Chia Tai Samsonite (H.K.) Ltd., a 50% owned joint venture formed to manufacture and distribute luggage in China.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (g)     Property, Plant and Equipment

        Property, plant and equipment acquired subsequent to the adoption of fresh-start reporting in 1993 are stated at cost. In connection with the adoption of fresh-start reporting at June 30, 1993, the Company was required to adjust property, plant and equipment to fair value. Assets under capital leases are stated at the present value of the future minimum lease payments. Improvements which extend the life of an asset are capitalized. Maintenance and repair costs are expensed as incurred.

         Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	24 to 65 years
Machinery, equipment and other	2 to 20 years

    (h)     Intangible Assets

        Intangible assets consist of tradenames, licenses, patents and other intangibles and are amortized on a straight-line basis over their estimated useful lives which are primarily as follows:

Tradenames	20 to 40 years
Licenses, patents and other	2 to 20 years

        The Company accounts for these intangible assets at the lower of amortized cost or fair value. On an ongoing basis, the Company reviews the valuation and amortization of intangible assets, taking into consideration any events or circumstances which may have diminished the recorded value.

    (i)     Debt Issuance Costs

        Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized over the term of the related debt obligation.

    (j)     Per Share Data

        The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires the disclosure of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method.

        Loss before extraordinary item per common share and net loss per common share for the years ended January 31, 2000 and 1999 is computed based on a weighted average number of shares of common stock outstanding during the period of 12,124,412 and 14,416,857, respectively. Basic earnings per common share and earnings per common share—assuming dilution are the same for the years ended January 31, 2000 and 1999 because of the antidilutive effect of stock options and awards when there is a net loss from operations.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents a reconciliation of the numerators and denominators of basic earnings per common share and earnings per common share—assuming dilution for the year ended January 31, 1998:

	Income	Shares	Per Share Amount
Earnings per common share—basic:
Income before extraordinary item available to common stockholders	$56,877,000	20,235,802	$2.81

Add dilutive effect of stock options and awards	—	850,783

Earnings per common share—assuming dilution:
Income before extraordinary item available to common stockholders plus assumed conversions	$56,887,000	21,086,585	$2.70

    (k)     Self-Insurance

        The Company maintains self-insurance programs for certain workers’ compensation risks up to $300,000 per individual claim. The Company purchases excess workers’ compensation coverage for individual claims in excess of $300,000.

    (l)     Foreign Exchange Risk and Financial Instruments

        The accounts of the Company’s foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in other income (expense). See Note 16.

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

        With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company’s customer base and geographic areas covered by the Company’s operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 2000, approximately $3,756,000 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

    (m)     Accounting for Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 121 requires impairment losses to be recorded on long-lived assets, and certain identifiable intangible assets, used in operations when indicators of impairment are present and the undiscounted future cash flows (without interest charges) estimated to be generated by such assets are less than the assets’ carrying amount. Impairment is measured by the excess of the assets’ carrying amount over fair value. SFAS 121 also requires that long-lived assets and certain identifiable intangibles that are expected to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell.

    (n)     Revenue Recognition

        Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for markdown allowances, returns and discounts at the time product sales are recognized. Revenues from retail sales are recognized at the point-of-sale to consumers.

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $16,707,000, $16,450,000, and $19,925,000, for the years ended January 31, 2000, 1999, and 1998, respectively. Royalty revenues in fiscal 1998 include approximately $2,200,000 from the sale of apparel trademarks in certain foreign countries.

    (o)     Stock Based Compensation

        In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per common share, as calculated under the provisions of SFAS 123, is disclosed in Note 11.

    (p)     Advertising Expense

        External costs incurred in producing media advertising are expensed in the year incurred. Cooperative advertising costs associated with customer support programs are accrued when the related revenues are recognized. Advertising expense was approximately $50,200,000, $56,000,000 and $52,600,000, during the years ended January 31, 2000, 1999 and 1998, respectively.

    (q)     Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2000 presentation.

(2)     Recapitalization

        On January 7, 1998, the Company announced it had engaged a financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. On June 24, 1998, the Company completed a recapitalization of the Company (the “Recapitalization”) involving the repurchase pursuant to a tender offer for 10.5 million shares of the Company’s common stock at a purchase price of $40.00 per share ($420 million in the aggregate) and the refinancing of certain existing indebtedness. The Company financed the Recapitalization through the sale of $350 million of 10 3 /4% senior subordinated notes, $175 million of 13 7 /8% senior redeemable preferred stock and warrants, and a new bank senior credit facility.

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
SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the year ended January 31, 1999, the Company completed a tender offer and retired $52,269,000 principal amount of 11 1 /8% Series B Subordinated Notes (the “Series B Notes”) representing 99% of the outstanding Series B Notes. The Company paid a redemption premium and incurred other expenses totaling approximately $8,512,000 to complete the tender offer. These costs, along with $1,527,000 of deferred financing costs, were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the year ended January 31, 1999. Also, in connection with the Recapitalization, deferred financing costs related to the refinanced senior credit facility of $380,000 were charged to expense and classified as an extraordinary item, net of tax effects, in the accompanying statement of operations for the year ended January 31, 1999.

(3)    Purchases of Foreign Distributorships

        During the year ended January 31, 1999, the Company, through a 51% owned joint venture, acquired two distributors in Argentina and Uruguay. The joint venture paid and recorded goodwill of $2,451,000 for the purchase of the distributorships, and recorded a liability for the estimated additional purchase price due of approximately $1,267,000.

        During the year ended January 31, 1998, the Company formed a subsidiary, Samsonite Korea Limited (“SKL”), which was owned 71% by the Company and 29% by the Company’s former distributor in South Korea. The Company contributed $832,000 to SKL for its equity interest. SKL acquired the inventory, fixed assets, and other assets of the distributorship and recorded approximately $200,000 of goodwill. By agreement with its joint venture partner, the Company acquired an additional 9% interest in SKL effective October 1, 1998 for total consideration of $521,000.

        During the year ended January 31, 1998, the Company formed a 100% owned subsidiary, Samsonite Hong Kong Limited (“HKL”), which purchased the assets of the Company’s former Hong Kong distributor. The Company made investments or advances to HKL of $1,715,000 for the purchase of inventory, fixed assets, and other assets from the former Hong Kong distributor. Approximately $439,000 of goodwill was recorded as a result of the purchase.

(4)    Provision for Restructuring Operations

    Fiscal 1999

        The Company recorded a pretax restructuring provision in fiscal 1999 of approximately $2,608,000 in connection with the Torhout, Belgium restructuring primarily related to termination and severance costs for the elimination of approximately 111 positions. As of January 31, 2000, the Torhout, Belgium fiscal 1999 restructuring was substantially complete. Additionally, during fiscal 1999, a pre-tax charge of approximately $5,606,000 (of which approximately $2,200,000 is non-cash) was recorded in connection with the U.S. Wholesale restructuring primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. Through January 31, 2000, approximately $3,901,000 has been charged against this accrual for such restructuring expenses. During the fourth quarter of fiscal 1999, certain excess restructuring reserves of $1,616,000 were reversed including $538,000 of excess accruals related to the fiscal 1997 reserve and excess reserves of $1,078,000 related to the fiscal 1999 U.S. Wholesale restructuring. The reversal of excess reserves was necessary because certain expenses contemplated in the restructurings did not materialize.

    Fiscal 1998

        The Company recorded a pretax restructuring provision in fiscal 1998 of $3,589,000 and adjusted for excess fiscal 1997 restructuring accruals by $1,723,000, resulting in a net expense for restructuring operations in fiscal 1998 of $1,866,000. The fiscal 1998 restructuring provision was provided primarily for costs associated with the involuntary termination of 180 manufacturing positions in Mexico and twenty management positions in the U.S. and is comprised of estimated cash expenditures of $3,283,000 and non-cash charges of $306,000. Through January 31, 2000, $3.6 million of costs had been charged against the accrual and the restructuring was substantially complete.

(5)    Inventories

        Inventories consisted of the following:

	January 31,
	2000	1999
	(In thousands)
Raw materials and supplies	$ 37,964	47,014
Work in process	6,338	8,059
Finished goods	127,467	132,494

	$171,769	187,567

(6)    Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	January 31,
	2000	1999
	(In thousands)
Land	$ 11,547	12,555
Buildings	69,913	71,517
Machinery, equipment and other	147,539	141,306

	228,999	225,378
Less accumulated depreciation and amortization	(87,745)	(75,737)

	$141,254	149,641

        Property, plant and equipment includes property and equipment under capital leases as follows:

	January 31,
	2000	1999
	(In thousands)
Buildings	$4,305	4,452
Machinery, equipment and other	3,865	4,518

	8,170	8,970
Less accumulated amortization	(2,197)	(1,424)

	$5,973	7,546

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Intangible Assets

        The following is a summary of intangible assets, net of accumulated amortization:

	January 31,
	2000	1999
	(In thousands)
Tradenames	$101,561	105,059
Licenses, patents and other	7,446	9,189

	$109,007	114,248

(8)    Short-term Debt

        As of January 31, 2000 and 1999, the Company had $7,108,000 and $8,409,000 of short-term debt outstanding under foreign lines of credit, respectively. As of January 31, 2000, the weighted average interest rate on foreign short-term borrowings was 9.7%. The European subsidiaries had unused available borrowings on foreign lines of credit and other foreign borrowing arrangements totaling approximately $60.0 million as of January 31, 2000, which are generally restricted for working capital purposes; however, the terms of the Company’s senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such credit facilities.

        Other foreign subsidiaries had approximately $0.5 million available under bank credit lines at January 31, 2000.

(9)    Long-term Obligations

        Long-term obligations represent long-term debt and capital lease obligations as follows:

	January 31,
	2000	1999
	(In thousands)
Senior Credit Facility (a)	$ 83,354	135,074
Senior Subordinated Notes (b)	338,050	350,000
Other obligations (c)	6,719	11,688
Capital lease obligations (d)	3,818	5,802
Series B Notes (e)	532	532

	432,473	503,096
Less current installments	(5,379)	(6,923)

	$427,094	496,173

    (a)     Senior Credit Facility

        On June 24, 1998, the Company entered into a senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility provides for a $100 million credit facility (the “Revolving Credit Facility”), a term loan facility in the amount of $60 million (the “U.S. Term Loan Facility”) which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the “European Term Loan Facility”), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. The Revolving Credit Facility and the European Term Loan Facility mature on June 24, 2003. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and principal repayments in each of the sixth and seventh years of 47.5% of the original principal balance with the seventh payment due June 24, 2005. Borrowings under the Senior Credit Facility accrue interest at rates adjusted periodically depending on the Company’s financial performance as measured each fiscal quarter and interest rate market conditions. In addition, the Company is required to pay a commitment fee of .50% on the unused portion of the Revolving Credit Facility. During fiscal 2000, the Company repaid $11.8 million of the U.S. Term Loan Facility and $9.2 million of the European Term Loan Facility using proceeds from the Rights Offering (see Note 19). As of January 31, 2000, the Company had $6.3 million in letters of credit outstanding under the Senior Credit Facility.

        At January 31, 2000, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.14%, and a receive rate of 6.13%. The swap agreement dated November 8, 1999 has a two-year term and can be canceled by either party to the swap after one year. The receive rate reprices every three months.

        The obligations under the U.S. Term Loan Facility and the Revolving Credit Facility are secured by inventory, accounts receivable, personal property, intellectual property and other intangibles of Samsonite Corporation, 100% of the capital stock of Samsonite Corporation’s major domestic subsidiaries, 66% of the capital stock of Samsonite Europe N.V. and other major non-domestic subsidiaries, and a mortgage on the Company’s real estate in Denver, Colorado.

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

    (b)     Senior Subordinated Notes

        On June 24, 1998, the Company issued and sold $350,000,000 principal amount of 10 3 /4% Senior Subordinated Notes due 2008 (the “10 3 /4% Notes”).

        Interest on the 10 3 /4% Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998. The 10 3 /4% Notes mature on June 15, 2008 and are redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. In addition, the Company, at its option, may redeem in the aggregate up to 40% of the principal amount of the 10 3 /4% Notes originally issued at any time and from time to time prior to June 15, 2001, at a redemption price equal to 110.75% of the principal amount thereof, plus accrued interest, with the proceeds of one or more equity offerings, provided that at least $210 million aggregate principal amount of 10 3 /4% Notes remains outstanding immediately after the occurrence of any such redemption. The 10 3 /4% Notes are redeemable at the option of holders thereof upon a change of control of the Company at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid interest thereon to the reduction date. During fiscal 2000, the Company repurchased and retired $12.0 million principal amount of the 10 3 /4% Notes using proceeds from the Rights Offering (see Note 19). The difference between the principal amount of the 10 3 /4% Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item in the accompanying consolidated statement of operations for the year ended January 31, 2000.

        The indenture under which the 10 3 /4% Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

    (c)     Other Obligations

        As of January 31, 2000, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2004.

    (d)     Leases

        Future minimum payments under noncancelable capital leases, which relate primarily to property and equipment, and noncancelable operating leases, which relate primarily to retail floor space rental, at January 31, 2000 were as follows:

	Capital leases	Operating leases
	(In thousands)
Year ending January 31:
2001	$1,493	18,011
2002	1,305	14,273
2003	584	10,480
2004	417	6,449
2005	134	4,582
Thereafter	668	4,403

Total minimum lease payments	4,601	58,198

Less amount representing interest	(783)

Present value of net minimum capital lease payments	3,818
Less current installments of minimum capital lease payments	(1,239)

Long-term obligations under capital leases, excluding current installments	$2,579

        Rental expense under cancelable and noncancelable operating leases pertaining to continuing operations consisted of the following:

	Year ended January 31,
	2000	1999	1998
	(In thousands)
Minimum rentals	$22,614	14,699	10,421
Contingent rentals	1,281	1,432	1,358

	$23,895	16,131	11,779

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Aggregate maturities of long-term obligations at January 31, 2000 were as follows (in thousands):

Year ending January 31:
2001	$ 4,140
2002	1,888
2003	1,552
2004	48,240
2005	22,836
Thereafter	349,999

428,655
Obligations under capital leases	3,818

Total	$432,473

    (e)     Series B Notes

        Interest at 11 1 /8% per annum on the Series B Notes is payable semiannually with principal due July 15, 2005. As described in Note 2, in fiscal 1999, the Company completed a tender offer and retired $52,269,000 principal amount of the Series B Notes representing 99% of the then outstanding Series B Notes.

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

(10)    Senior Redeemable Preferred Stock

        On June 24, 1998, the Company issued and sold 175,000 units consisting of $175,000,000 aggregate liquidation preference of its 13 7 /8% Senior Redeemable Exchangeable Preferred Stock, liquidation preference $1,000 per share (the “Senior Redeemable Preferred Stock”) and warrants to acquire an aggregate of 1,959,000 shares of the Company’s common stock at an exercise price of $13.02 per share, subject to antidilution adjustments.

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

        Holders of the Senior Redeemable Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company out of funds legally available therefor, dividends on the Senior Redeemable Preferred Stock at a rate per annum of 13 7 /8% of the liquidation preference per share of Senior Redeemable Preferred Stock, payable quarterly in arrears on each March 15, June 15, September 15 and December 15 commencing September 15, 1998. All dividends are cumulative, whether or not earned or declared, on a daily basis from June 24, 1998 and compound on a quarterly basis. Dividends may be paid, at the Company’s option, on any dividend payment date occurring on or prior to June 15, 2003, either in cash or by the issuance of additional shares of Senior Redeemable Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends will be payable in cash. Dividends on the Senior Redeemable Preferred Stock are accrued monthly to the liquidation preference amount by charges to accumulated deficit for dividends expected to be paid by issuing additional shares of Senior Redeemable Preferred Stock. The dividend rate on the Senior Redeemable Preferred Stock is subject to increase by 2% upon the occurrence of certain events including the failure to pay dividends in cash after June 15, 2003 and failure to comply with certain covenants and conditions. The Company’s Senior Credit Facility and the indenture under its Notes, contain limitations on the Company’s ability to pay cash dividends on the Senior Redeemable Preferred Stock.

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

        The Senior Redeemable Preferred Stock is exchangeable at the option of the Company at any time for junior subordinated debentures of the Company or, at the option of the Company, debentures of a holding company of the Company (in either case, the “Exchange Debentures”), with an interest rate equal to the dividend rate on the Senior Redeemable Preferred Stock, payable in cash or in additional Exchange Debentures at the option of the issuer thereof until the fifth anniversary of the issuance of the Senior Redeemable Preferred Stock and in cash thereafter. The Senior Redeemable Preferred Stock and the Exchange Debentures, if issued, are redeemable at the option of the holders thereof upon a change of control of the Company at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid dividends or interest thereon, as the case may be, to the redemption date. The Senior Redeemable Preferred Stock contains, and the Exchange Debentures, if issued, will contain, certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends and make certain other distributions, enter into transactions with affiliates or merge or consolidate.

(11)    Employee Stock Options and Awards

        At January 31, 2000, the Company has outstanding options under its 1995 Stock Option and Incentive Award Plan and under an employment agreement (now expired) with its former chief executive officer. As described in note 1(o), the Company applies APB 25 in accounting for stock options and awards. Through January 31, 2000, all options have been granted at exercise prices equal to or above fair market value at the date of grant and under terms whereby the exercise price and number of options granted was fixed at the date of grant. Accordingly, no compensation cost has been recognized for stock options granted through January 31, 2000, except as noted below.

        In connection with the Recapitalization, the Company determined to adjust all options that remained unexercised after the Recapitalization by reducing the exercise price of each option by $12.50, but not to less than 25% of the average trading price of the Company’s common stock for a ten-day period following the completion of the Recapitalization which was $10.00 per share. If the $12.50 adjustment resulted in the exercise price of an option being reduced to less than 25% of such average trading price or $2.50, the option holder had the right to receive cash in lieu of further reduction of the option price when such options become exercisable. As an alternative to accepting a $12.50 reduction in option price, the Company allowed holders of options to voluntarily surrender their options to the Company and in exchange receive new options to purchase a reduced number (approximately 42.7% fewer) of shares of Company common stock at $10.00 per share with the same proportional vesting schedule and performance criteria, if any, as the options surrendered. As a result of the $12.50 reduction in option prices for certain of the outstanding options, the Company recorded a charge to compensation expense during the year ended January 31, 1999 pursuant to APB 25 of approximately $4.3 million for the difference between the aggregate adjusted option prices and the post-Recapitalization trading price of $10.00 per share. Because of the adjustments to option prices in connection with the Recapitalization and the compensation expense recorded under APB 25, the Company reflected a credit in its pro forma compensation expense using the fair value method under SFAS 123 for the year ended January 31, 1999.

        Had the Company determined compensation cost for the stock options pursuant to the fair value based accounting method consistent with the provisions of SFAS 123, pro forma net income (loss) per common share would have been as follows:

	Year ended January 31,
	2000	1999	1998
Net income (loss) to common stockholders:
As reported	$(30,638)	(104,410)	40,699

Pro forma	$(31,003)	(103,112)	38,343

Net income (loss) to common stockholders
per share—basic:
As reported	$ (2.53)	(7.24)	2.01

Pro forma	$ (2.56)	(7.15)	1.89

Net income (loss) to common stockholders
per share—assuming dilution:
As reported	$ (2.53)	(7.24)	1.93

Pro forma	$ (2.56)	(7.15)	1.82

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three years ended January 31, 2000: no dividend yield for any year; expected volatility of 40% for fiscal year 2000, 39% for fiscal year 1999 and 29% for fiscal year 1998; weighted-average risk-free interest rate of 6.3% for fiscal year 2000, 4.8% for fiscal year 1999 and 5.5% for fiscal year 1998; and weighted average expected lives of 4.3 years for fiscal years 2000, 1999 and 1998.

        Pro forma net income (loss) reflects only options granted in the five years ended January 31, 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented because compensation cost is reflected over option vesting periods (ranging from 2 to 5 years) and compensation cost for options granted prior to February 1, 1995 is not considered.

    Directors’ Stock Plan

        In fiscal 1996, the Company adopted the Samsonite Corporation 1996 Directors’ Stock Plan (the “Plan”) and reserved 200,000 shares of its common stock for issuance under the Plan. Under the Plan, each non-employee director may elect to receive common stock for directors’ fees valued at fair market value in lieu of cash. At January 31, 2000, 45,422 shares of common stock had been issued under the Plan.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    1995 and 1999 Stock Option and Incentive Award Plans

        The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) (“the 1995 Plan”) reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2000, all awards under the 1995 Plan were nonqualified stock options.

        On July 15, 1998, the Board of Directors of the Company adopted the FY 1999 Stock Option and Incentive Award Plan (the “1999 Plan”), which was approved by the Company’s stockholders on August 28, 1998. The 1999 Plan has 750,000 shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2000, no awards have been made out of shares reserved for the 1999 Plan.

    Former Chief Executive Officers’ Employment Agreements

        Pursuant to the employment contract effective May 15, 1996 with the former Chief Executive Officer, Richard R. Nicolosi, the Company granted Mr. Nicolosi options to purchase 425,532 shares of common stock at an exercise price of $18.25 per share. The exercise price for all of Mr. Nicolosi’s options was reduced to $5.75 per share in connection with the Recapitalization. Options to purchase 186,170 shares of common stock (the “Series A Options”) are time-vesting options and options to purchase 239,362 shares of common stock (the “Series B Options”) are subject to certain performance requirements with respect to accelerating vesting. All of the Series A and Series B Options have vested.

        Also in connection with the performance by Mr. Nicolosi of services pursuant to his employment, the Company issued to Mr. Nicolosi 60,000 shares of restricted common stock (the “Restricted Shares”) which have all vested. The Company recognized compensation expense for the market value ($18.25 per share) of the shares at the date of grant over the two-year vesting period.

         Additionally, on June 6, 1996, the Company sold and issued to Mr. Nicolosi 55,000 shares of common stock at the market value of $18.25 per share, or an aggregate purchase price of $1,003,750.

        Pursuant to an employment agreement with another former chief executive officer dated April 13, 1995, certain options previously granted were canceled and options to purchase 653,668 shares of common stock (granted June 8, 1993 at market value) became fully vested and exercisable at $11.87 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Under the employment agreement, the executive was also granted options for 500,000 shares of common stock at $24.85 per share and 1,000,000 shares of common stock at $32.85 per share, as adjusted by the terms of the option agreement for the spinoff of the water treatment business. Options for 300,000 of such shares lapsed. The remaining options for 1,200,000 shares of common stock became fully exercisable upon the cessation of the executive’s employment as of May 15, 1996. On February 11, 1997, the executive exercised all outstanding options for a total of 1,853,668 shares. The exercise price was paid by the return of 889,450 shares of common stock owned by the executive to the Company and cash of $6,622,139. See Note 19.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Other Options and Stock Awards

        Effective May 15, 1996, the Company entered into agreements (“Share Bonus Agreements”) with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock (“Bonus Shares”), payable if the executive remains continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The shares are also issuable in the event of certain types of terminations. Bonus Shares were issued to one executive subsequent to his termination of employment on February 1, 1998 and the remaining compensation expense related to his shares was recognized at that time. The Company recognized compensation expense equal to the market value of the shares at May 15, 1996 ($18.25 per share) over the three year vesting period for the two remaining executives. In connection with the completion of the Recapitalization, the Share Bonus Agreements for the remaining two executives were amended to permit the tender of Bonus Shares to the Company. As a result, the Company purchased 20,026 of the Bonus Shares from each of the two executive officers, representing the same percentage of shares accepted in the Recapitalization from other stockholders. The remainder of the outstanding Bonus Shares became fully vested on May 15, 1999.

    Stock Option Summary

        A summary of stock option transactions follows:

	Year ended January 31,
	2000		1999		1998
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,615,794	$ 7.39	2,565,050	$26.27	4,579,072	$24.79
Granted	798,500	$ 5.68	218,000	$ 9.38	213,953	$40.16
Exercised:
By former Chief Executive Officer	—		—		(1,853,668)	$23.73
By others	(15,220)	$ 2.50	(494,649)	$14.97	(68,985)	$12.82
Forfeited	(116,709)	$10.23	(194,753)	$22.52	(305,322)	$32.27
Adjustments for Recapitalization (see note 2)	—		(477,854)		—

Outstanding at end of year	2,282,365	$ 6.68	1,615,794	$ 7.39	2,565,050	$26.27

Options exercisable at end of year	1,139,485	$ 6.52	981,419	$ 6.40	897,192	$21.82

Weighted-average fair value of options granted during the year	$ 2.38		$ 3.60		$ 13.17

        The following table summarizes information about stock options outstanding at January 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.50 to $8.50	1,605,386	5.8 years	$5.34	762,351	$4.81
$9.38 to $16.00	676,979	7.0 years	$9.87	377,134	$9.96

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Income Taxes

        Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
	(In thousands)
Year ended January 31, 2000:
U.S. federal	$ —	—	—
Foreign	12,603	(27)	12,576
U.S. state and local	—	—	—

	$ 12,603	(27)	12,576

Year ended January 31, 1999:
U.S. federal	$(13,829)	29,944	16,115
Foreign	7,995	1,876	9,871
U.S. state and local	(759)	1,573	814

	$ (6,593)	33,393	26,800

Year ended January 31, 1998:
U.S. federal	$ 9,068	4,246	13,314
Foreign	7,841	(1,108)	6,733
U.S. state and local	1,429	1,612	3,041

	$ 18,338	4,750	23,088

        Components of income (loss) from operations before income taxes, minority interest, and extraordinary item are as follows:

	Year ended January 31,
	2000	1999	1998
	(In thousands)
United States	$(20,060)	$(75,539)	63,633
Other countries	31,316	20,861	16,619

Total	$ 11,256	$(54,678)	80,252

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Income tax expense (benefit) attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2000, 1999 and 1998 as a result of the following:

	Year ended January 31,
	2000	1999	1998
	(In thousands)
Computed “expected” tax expense (benefit)	$ 3,940	(19,137)	28,088
Increase (decrease) in taxes resulting from:
Foreign tax credits, net of valuation allowance	—	—	(3,337)
Net impact of U.S. operating losses which do not provide benefit	7,021	—	—
Increase (reduction) in valuation allowance	—	44,077	(646)
Tax rate differential on foreign earnings	1,615	2,570	916
Deemed dividends from foreign subsidiary	—	15,901	1,057
State income taxes, net of federal benefit	—	529	1,977
Adjustment of reserves related to prior year’s tax provisions	—	(17,100)	(4,445)
Other, net	—	(40)	(522)

Income tax expense	$12,576	26,800	23,088

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	January 31,
	2000	1999
	(In thousands)
Deferred tax assets:
Accounts receivable valuation allowances	$ 2,755	3,934
Inventory costs capitalized for tax purposes	1,415	1,614
Other accruals and reserves accrued for financial reporting purposes	32,571	37,129
Post-retirement benefits accrued for financial reporting purposes	6,385	6,472
Foreign tax credit carryforwards	10,576	26,787
Net operating loss and minimum tax carryforwards	72,102	67,643

Total gross deferred tax assets	125,804	143,579
Less valuation allowance	(80,300)	(101,502)

Deferred tax assets, net of valuation allowance	45,504	42,077

Deferred tax liabilities:
Plant, equipment and intangibles, due to differences as a result of fresh start	41,035	43,350
Plant and equipment, due to differences in depreciation methods	9,038	9,993
Other accruals and reserves	7,806	3,289

Total gross deferred tax liabilities	57,879	56,632

Net deferred tax liability	$(12,375)	(14,555)

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The components of the net current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2000	1999
	(In thousands)
Net current deferred tax asset:
U.S. federal	$ —	—
Foreign	3,320	2,491
U.S. state and local	—	—

	3,320	2,491

Net non-current deferred tax liability:
U.S. federal	—	—
Foreign	15,695	17,046
U.S. state and local	—	—

	15,695	17,046

Net deferred tax asset (liability)	$(12,375)	(14,555)

        The valuation allowance for deferred tax assets was decreased from $101,502,000 at January 31, 1999 to $80,300,000 at January 31, 2000. A valuation allowance was provided for foreign tax credits totaling $16,211,000 in the fiscal 1999. For tax return purposes, the Company later elected to take such amounts as deductions rather than credits. As a result, the valuation allowance was reduced by $16,211,000. The remaining decrease in the valuation of allowance of $4,991,000 relates to expiring net operating loss carryforwards. The valuation allowance was increased from $34,888,000 at January 31, 1998 to $101,502,000 at January 31, 1999 primarily based on an assessment of the likelihood of the realization of net U.S. deferred tax assets in view of (i) the net operating loss from book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company’s forecasts of future taxable income taking into account the increased level of ongoing interest expense as a result of the Recapitalization.

        At January 31, 2000, the Company has net operating loss carryforwards of approximately $192,391,445 for federal income tax purposes, expiring at various dates through 2020. In 1999, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $9,246,000 per year, as adjusted for unused yearly limitations.

        Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $81,167,000 and $71,860,000 as of January 31, 2000 and 1999, respectively.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Pension and Other Employee Benefits

        The Company and certain subsidiaries have pension plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The following tables provide combined information relevant to the Company’s pension and other employee benefit plans:

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2000	1999	2000	1999
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$199,644	191,718	14,492	10,620
Service cost	2,065	1,950	512	526
Interest cost	13,769	13,498	976	792
Plan participants’ contributions	—	—	327	333
Amendments	3,672	—	—	—
Actuarial (gain)/loss	(11,897)	10,018	(2,366)	2,991
Benefits paid	(14,982)	(18,994)	(1,025)	(760)
Curtailments	—	(591)	—	—
Special termination benefits	—	1,737	—	—
Translation adjustment	(416)	308	11	(10)

Benefit obligations at end of year	191,855	199,644	12,927	14,492

Change in Plan Assets
Fair value of plan assets at beginning of year	234,265	207,352	—	—
Actual return on plan assets	27,310	47,297	—	—
Acquisition	30	43	—	—
Employer contribution	194	133	688	418
Plan participants’ contributions	—	—	326	333
Translation adjustment	(389)	—	—	—
Benefits paid	(16,351)	(20,560)	(1,014)	(751)

Fair value of plan assets at end of year	245,059	234,265	—	—

Funded status	53,204	34,621	(12,927)	(14,492)
Unrecognized net obligation gain	203	—	—	—
Unrecognized net actuarial gain	(80,444)	(61,779)	(4,952)	(2,860)
Unrecognized prior service cost	4,635	1,258	—	—

Accrued benefit cost	$(22,402)	(25,900)	(17,879)	(17,352)

Weighted Average Assumptions
Discount rate	7.5%	7.0%	7.5%	7.0%
Expected return on plan assets	8.5%	8.5%	N/A	N/A
Rate of compensation increase	3.5%	3.5%	N/A	N/A

        For post-retirement benefit measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1999. The rate was assumed to decrease gradually to 5.5% for fiscal 2005 and remain at that level thereafter.
SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2000	1999	2000	1999
	(In thousands)
Components of Net Periodic Benefit Costs
Service cost	$ 2,065	1,934	512	527
Interest cost	13,769	13,451	976	782
Expected return on plan assets	(16,928)	(15,657)	—	—
Amortization of prior service cost	99	102	—	—
Recognized net actuarial loss	(2,202)	(1,515)	(102)	(330)
Recognized curtailment gain	—	(539)	—	—
Recognized termination benefit loss	—	1,737	—	—

Total net periodic benefit cost (income)	$(3,197)	(487)	1,386	979

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$ 210	(164)
Effect on post-retirement benefit obligation	$1,196	(1,005)

        For pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $37,348,000, $36,989,000 and $32,830,000 as of January 31, 2000 and $34,903,000, $34,186,000 and $32,669,000 as of January 31, 1999.

        Plan assets are primarily invested in cash equivalents, equity securities and fixed income instruments.

        The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to continuing operations of these plans was $783,000, $797,000 and $792,000 for the years ended January 31, 2000, 1999 and 1998, respectively. The plans do not have significant liabilities other than benefit obligations.

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

    Senior Subordinated Notes

        The Company estimates that the fair value of the 10 3 /4% Notes at January 31, 2000 approximates $287,000,000 based on interdealer transactions which were priced at approximately $85.00 per $100.00 of principal.
SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Senior Credit Facility and Other Long-term Obligations

        The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

    Foreign Currency Forward Delivery Contracts

        The fair value of foreign currency forward delivery contracts (see Note 1(l)) is estimated by reference to market quotations received from banks. At January 31, 2000 and 1999, the contract value of foreign currency forward delivery agreements outstanding was approximately $35,031,000 and $73,990,000, respectively. The settlement value of these instruments was at that date approximately $33,172,000 and $75,647,000, respectively.

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

(15)    Litigation, Commitments and Contingencies

    Litigation

        The Company and some of its officers, directors and shareholders have been named in shareholder class action lawsuits and a derivative action lawsuit filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court; the United States District Court for the District of Colorado; and the Delaware Court of Chancery (together, the “Litigation”). On April 9, 1999, the Company signed an agreement with a major insurance company that provides comprehensive insurance coverage for the defense and resolution of the Litigation. As part of the insurance agreement, the Company agreed to pay premiums ranging from an estimated minimum of $7.0 million to a maximum of $17.5 million, net of potential reimbursements, depending on the ultimate cost of the Litigation. The Company was responsible for paying all legal defense costs prior to April 9, 1999, and the insurance company is responsible for such costs after that date. The Company believes that substantially all of its costs to defend and resolve the Litigation are recorded in the accompanying consolidated financial statements as of January 31, 1999.

        On December 17, 1999, the Company and the other defendants signed a memorandum of understanding with the plaintiffs that contains a settlement in principle of the Litigation. The settlement in principle provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, will be fully released from all claims that were asserted or could have been asserted in the Litigation. The cost from the settlement in principle will be paid entirely by Samsonite’s insurance carrier. To make the settlement in principle final, the parties must sign formal settlement documents, obtain preliminary court approval, send notice of the settlement to class members and Samsonite shareholders and hold a fairness hearing. After the fairness hearing, the settlement must be approved by the courts. The parties are now negotiating formal settlement documents. There can be no assurance that the settlement in principle will be approved and completed.

    Resolution of Claims with Respect to the Old Notes

        The Company’s 1993 reorganization plan provided for payment in full of 100% of the allowed claim of the holders of certain old notes (“Old Notes”) of E-II Holdings, Inc. (predecessor to Astrum), including approximately $16.4 million of interest on overdue installments of interest accruing prior to the commencement of the Company’s bankruptcy case. Various parties have challenged the allowability of the claim on the basis that interest on overdue installments of interest is not permitted under applicable non-bankruptcy law. The Company provided for this contingent liability in its consolidated financial statements when it emerged from bankruptcy in the amount of $16.4 million.

        Prior to fiscal 1998, the Company settled certain of the claims on a favorable basis to the Company. However, as a result of a change in New York law in fiscal 1998, which adversely affected the Company’s ability to favorably settle the remaining claims, the Company entered into an agreement to settle the remaining claims. The agreement was approved by the Bankruptcy Court in November 1999. In March 2000, the Company completed the distribution of funds under the settlement. Because funds distributed to settle the claims were less than the amount accrued at January 31, 2000, the Company recorded $3.5 million of other income during fiscal 2000. During fiscal 1998, the Company recorded other income of $2,060,000 from the favorable settlement of $2,139,000 of such claims.

    Union Agreements

        Union membership in the Company’s European manufacturing plants varies from country to country and is not officially known. However, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, approximately 500 employees are unionized under a contract renewed every three years. The contract was most recently renewed in April 1999.

    Other

        The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

(16)    Other Income (Expense), Net

        Other income (expense), net consisted of the following:

	Year ended January 31,
	2000	1999	1998
	(In thousands)
Net gain from foreign currency forward delivery contracts	$5,663	208	6,463
Gain (loss) on disposition of assets held for sale and fixed assets, net	(209)	3,243	(377)
Equity in loss of unconsolidated affiliate	(729)	(1,875)	(547)
Adjustment to accrual for resolution of claims with respect to old notes (see Note 15)	3,500	—	2,060
Accrued costs related to shareholder litigation (see Note 15), favorable adjustments to accruals and allowances related to previous operations and to an accrual for taxes previously recorded	—	(23,200)	24,909
Other, net	(4,554)	(3,727)	(4,214)

	$3,671	(25,351)	28,294

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information:

	Three months ended
	April 30, 1999	July 31, 1999	October 31, 1999	January 31, 2000
	(In thousands, except per share amounts)
Net sales	$175,876	195,388	208,227	188,194

Gross profit	$ 74,659	81,083	87,146	82,472

Operating income	$ 10,014	14,676	17,739	15,427

Income (loss) before extraordinary item	$ (3,932)	(363)	(531)	1,759

Net income (loss)	$ (3,932)	(363)	(531)	2,984

Net loss to common stockholders	$(10,780)	(7,440)	(7,845)	(4,573)

Loss per share attributable to common stockholders-basic and assuming dilution:
Loss before extraordinary item	$ (1.03)	(0.71)	(0.75)	(0.34)

Net loss	$ (1.03)	(0.71)	(0.75)	(0.27)

	Three months ended
	April 30, 1998	July 31, 1998	October 31, 1998	January 31, 1999(a)
	(In thousands, except per share amounts)
Net sales	$156,676	163,662	199,079	178,004

Gross profit	$ 59,403	64,128	86,592	74,174

Operating income	$ (4,352)	(13,818)	20,942	5,402

Income (loss) before extraordinary item	$ (4,703)	(27,097)	2,966	(53,484)

Net income (loss)	$(10,927)	(27,333)	2,966	(53,484)

Net loss to common stockholders	$(10,927)	(29,912)	(3,415)	(60,156)

Loss per share attributable to common stockholders-basic and assuming dilution:
Loss before extraordinary item	$ (0.23)	(1.81)	(0.33)	(5.76)

Net loss	$ (0.54)	(1.82)	(0.33)	(5.76)

(a)
In the fourth quarter of fiscal 1999, the Company revised its estimate of the likelihood of the realizability of deferred tax assets related to U.S. operations. As a result, the valuation allowance for deferred tax assets was increased and accruals for tax reserves were reduced resulting in a net fourth quarter charge to income tax expense of approximately $16.7 million.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(18)    Information Concerning Business Segments

        The Company has one line of business: the manufacture and distribution of luggage and other travel-related products. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: The Americas, which include the United States comprised of wholesale and retail operations, and “Other Americas” which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company, royalties from the Japanese luggage licensee and corporate overhead.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based.

        Segment information for the years ended January 31, 2000, 1999 and 1998 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2000
Revenues from external customers	$323,178	212,404	132,499	48,635	35,427	15,542	—	767,685
Intersegment revenues	$ 3,907	66,658	—	1,886	8,928	—	(81,379)	—
Operating income (loss) (a)	$ 45,002	3,405	5,419	2,265	5,137	(5,475)	2,103	57,856
Total assets	$182,763	167,269	31,192	47,716	26,581	200,431	(95,372)	560,580
Capital expenditures	$ 9,865	6,399	1,923	2,455	944	2,025	—	23,611
Depreciation and amortization	$ 8,754	6,885	2,402	1,266	1,757	6,560	—	27,624
1999
Revenues from external customers	$304,986	179,577	128,595	45,588	22,902	15,773	—	697,421
Intersegment revenues	$ 2,040	55,772	—	6,330	9,068	—	(73,210)	—
Operating income (loss) (a)	$ 39,709	(32,403)	9,319	236	484	(13,893)	4,722	8,174
Total assets	$185,226	131,547	33,004	48,737	26,581	295,656	(99,316)	621,435
Capital expenditures	$ 10,062	9,841	3,289	1,038	2,323	126	—	26,679
Depreciation and amortization	$ 11,933	7,396	1,975	1,065	1,554	6,720	(3,589)	27,054
1998
Revenues from external customers	$277,155	269,766	108,896	40,653	21,881	18,524	—	736,875
Intersegment revenues	$ 7,486	38,422	—	9,914	11,181	—	(67,003)	—
Operating income (loss) (a)	$ 35,627	30,701	6,838	(2,312)	(342)	(2,759)	1,549	69,302
Total assets	$171,710	161,343	42,683	71,983	34,568	698,665	(570,903)	610,049
Capital expenditures	$ 18,650	4,616	4,849	1,328	6,271	599	—	36,313
Depreciation and amortization	$ 11,600	7,651	1,239	864	941	9,962	(3,663)	28,594

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other-net, income taxes, minority interest, and extraordinary items. General corporate expenses and amortization of reorganization value in excess of identifiable assets are included in other operations.

The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the years ended January 31, 2000, 1999 and 1998, the Company had net gains (losses) from such transactions of $5,664,000, $208,000 and $6,463,000 respectively, which are included in nonoperating income (see Note 16).

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Long-lived assets relating to the Company’s operations by geographic area is as follows:

	January 31,
	2000	1999
	(In thousands)
United States	$ 64,308	67,402
Belgium	41,015	44,923
Other Europe	17,985	19,554
Other	17,946	17,762

	$141,254	149,641

(19)    Stock Sales

        On November 5, 1999, the Company completed a rights offering to its stockholders, under which the Company distributed, on a pro rata basis to all of its common stockholders of record as of September 30, 1999, transferable rights to purchase additional shares of common stock at $6.00 per share.

        The Company announced the rights offering for up to $75 million on April 7, 1999. Prior to April 7, 1999, Apollo Investment L.P. (“Apollo”) beneficially owned approximately 34% of the Company’s outstanding common stock, of which approximately one-half was held by Lion Advisors, L.P., an affiliate of Apollo, in a managed account under the terms of an investment management agreement with Artemis America Partnership (“Artemis”). At that time, Apollo agreed to make a bridge investment equal to the aggregate subscription price of rights distributable to them in the rights offering and to “backstop” the rights offering by purchasing a portion of the shares not subscribed for by other stockholders, up to a maximum potential total investment in connection with the rights offering of $37.5 million. Apollo made its bridge investment in April 1999 of $25.4 million by purchasing 1,000 shares of Series Z Convertible Preferred Stock (“Series Z Preferred Stock”) which was convertible into common stock at the rate of $6.00 per common share for a total of 4,235,000 shares. Part of the proceeds from the bridge investment was used to pay the cash premium for an insurance policy covering various lawsuits filed between March 13, 1998 and March 9, 1999 against the Company, related parties and former directors, and to pay certain costs incurred to defend these lawsuits (see Note 15). In consideration of Apollo’s agreement to make a bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million.

        On July 13, 1999, Apollo raised the amount of its back-stop commitment by $12.5 million, increasing Apollo’s maximum potential investment to $50.0 million, and, in a separate agreement, Artemis agreed to make up to an additional $25.0 million investment in the Company by purchasing from Apollo, at Apollo’s cost, one-half of the shares that Apollo purchased in its bridge investment and one-half of any shares that Apollo was obligated to purchase under its back-stop commitment.

        As a result of the rights offering, shareholders other than Apollo and Artemis exercised rights to purchase 846,858 shares of Samsonite’s common stock for an aggregate of $5.1 million. Additionally, Apollo and Artemis made an investment totaling $24.6 million under the back-stop obligation by purchasing an additional aggregate of approximately 968 shares of Series Z Preferred Stock which was convertible into the Company’s common stock at a rate of $6.00 per common share for a total of 4,098,333 shares. Total gross proceeds from the rights offering, including proceeds from the bridge investment and back-stop arrangement and from the shareholders other than Apollo and Artemis, were $55.1 million before expenses of the offering.

        During fiscal 2000, all of the shares of Series Z Preferred Stock were converted into a total of 8,333,333 shares of common stock.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SAMSONITE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions(a)	Transfers	Deductions(b)	Balance at End of Period
Year Ended January 31, 2000
Allowance for Trade Receivables	$ 7,065	2,031	—	(3,607)	5,489
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$ 7,586	2,031	—	(3,607)	6,010

Year Ended January 31, 1999
Allowance for Trade Receivables	$ 8,766	396	—	(2,097)	7,065
Allowance for Long-Term Receivables	706	—	—	(185)	521

Total	$ 9,472	396	—	(2,282)	7,586

Year Ended January 31, 1998
Allowance for Trade Receivables	$ 7,431	4,341	—	(3,006)	8,766
Allowance for Long-Term Receivables	5,556	—	—	(4,850)	706

Total	$12,987	4,341	—	(7,856)	9,472

Notes:
(a)	Amounts charged to costs and expenses.
(b)	Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

INDEX TO EXHIBITS

Exhibit	Description
2.1	Distribution Agreement dated as of July 14, 1995, between the Company and Culligan Water Technologies, Inc. [1]

2.2	Tax Sharing Agreement dated as of July 14, 1995, between the Company and Culligan Water Technologies, Inc. [1]

2.3	Company’s Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated February 17, 1993 (the “Plan”). [2]

2.4	Modification of the Plan, dated May 21, 1993. [3]

2.5	Notice to holders of Senior Subordinated Notes regarding the Stock Elections described in the Plan. [3]

2.6	Order of the United States Bankruptcy Court for the Southern District of New York, dated May 25, 1993, confirming the Plan and authorizing and directing certain actions in connection therewith. [3]

3.1	Amended and Restated Certificate of Incorporation of the Company. [4]

3.2	Certificate of Ownership and Merger dated July 14, 1995. [1]

3.3	By-Laws of the Company. [4]

4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York. [12]

4.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other
Special Rights of 13 [7] /8% Senior Redeemable Exchangeable Preferred Stock and Qualifications,
Limitations and Restrictions thereof. [13]

4.3	Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative,
Participating, Option and other Special Rights of 13 [7] /8% Senior Redeemable Exchangeable Preferred
Stock and Qualifications, Limitations and Restrictions thereof. [13]

4.4	Indenture, in respect of the 13 [7] /8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York. [13]

4.5	Form of Indenture, in respect of the 13 [7] /8% Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New
York. [13]

4.6	Description of the Company’s common stock, par value $.01 per share, and the associated preferred stock purchase rights. [16]

10.1	Seconded Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement dated as of June 25, 1998, between the Company, Samsonite Europe N.V. and Bank of America National Trust
and Savings Association, BankBoston, N.A., and various other lending institutions, Bank of America
National Trust and Savings Association, as Administrative Agent, BankBoston, N.A. as Syndication
Agent, Canadian Imperial Bank of Commerce, as Documentation Agent and BankAmerica Robertson
Stephens and BankBoston Securities Inc., as Arrangers. [12]

10.2	First Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan
Agreement, dated as of October 1, 1998 between the Company, Samsonite Europe N.V. and various other lending institutions. [15]
Exhibit	Description
10.3	Second Amendment and Waiver to Second Amended and Restated Multicurrency Revolving Credit
and Term Loan Agreement, dated as of January 29, 1999 between the Company, Samsonite Europe
N.V., and various other lending institutions. [19]

10.4	Third Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan
Agreement, dated as of March 19, 1999, between the Company, Samsonite Europe N.V., Bank of
America National Trust and Savings Association, BankBoston, N.A. and various other lending institutions. [20]

10.5	Fourth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan
Agreement, dated November 5, 1999, between the Company, Samsonite Europe N.V., Bank of
America N.A., BankBoston, N.A. and various other lending institutions.

10.6	Investment Agreement between Samsonite Corporation and Apollo Investment Fund, L.P., dated as of April 7, 1999. [20]

10.7	Certificate of the Designations, Powers, Preferences and rights of Series Z Convertible Preferred Stock of Samsonite Corporation. [20]

10.8	Registration Rights Agreement, dated as of April 7, 1999, between Samsonite and Apollo Investment Fund, L.P. [20]

10.9	Letter Agreement dated July 13, 1999 between Apollo Investment Fund, L.P. and Artemis America Partnership. [21]

10.10	Stockholders Agreement dated as of July 13, 1999 by and among Samsonite Corporation, Apollo Investment Fund, L.P. and Artemis America Partnership. [21]

10.11	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Luc Van Nevel. [14]

10.12	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Thomas R. Sandler. [14]

10.13	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Karlheinz Tretter. [14]

10.14	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley. [14]

10.15	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and D. Michael Clayton. [14]

10.16	Stock Option Agreement dated as of May 15, 1996 between the Company and Richard R. Nicolosi. [7]

10.17	Form of Indemnification Agreement entered into or to be entered into by the Company with each of R.
Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J.
Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen. [3]

10.18	Employment Agreement, dated as of February 1, 1998, between the Company and Thomas R. Sandler. [17]

10.19	Consulting Agreement, dated as of February 1, 1998, between Samsonite Europe N.V. and Luc Van Nevel. [17]
Exhibit	Description
10.20	Executive Management Agreement, dated February 1, 1998, between the Company and Luc Van Nevel. [17]

10.21	Employment Agreement, dated as of February 1, 1998, between Samsonite GmbH and Karlheinz Tretter. [17]

10.22	Overall Agreement, dated as of February 1, 1998, between the Company and Karlheinz Tretter. [17]

10.23	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as Amended in 1996). [9]

10.24	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment. [8]

10.25	Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas R. Sandler. [4]

10.26	Stock Option Agreement, dated as of February 20, 1996, between the Company and Luc Van Nevel. [4]

10.27	Stock Option Agreement, dated as of February 20, 1996, between the Company and Karlheinz Tretter. [4]

10.28	Registration Rights Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi. [5]

10.29	Stock Sale Agreement, dated as of May 16, 1996, between the Company and Richard R. Nicolosi. [5]

10.30	Form of Agreement, made as of May 15, 1996, between the Company and each of Thomas J. Leonard,
Luc Van Nevel, and Thomas R. Sandler, each agreement with respect to 38,889 shares of the Common
Stock of the Company, par value $.01 per share. [5]

10.31	Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as Amended in 1996). [7]

10.32	Samsonite Corporation Directors Stock Plan. [9]

10.33	Purchase Agreement, dated as of June 13, 1996, between the Company and Artemis America Partnership and Apollo Investment Fund, L.P. [6]

10.34	Stock Option Agreement, dated as of October 29, 1996, between the Company and Thomas R. Sandler. [11]

10.35	Stock Option Agreement, dated as of October 29, 1996, between the Company and Karlheinz Tretter. [11]

10.36	Employment Agreement, effective as of February 1, 1998, between the Company and Richard H. Wiley. [17]

10.37	Employment Agreement, effective as of February 1, 1998, between the Company and Carlo Zezza. [17]

10.38	Trademark Purchase and Assignment Agreement, dated as of October 31, 1997, between the Company’s subsidiary, McGregor L.L.C. and McGregor International Licensing N.V. [10]

10.39	Trademark Option Agreement, dated as of October 31, 1997, between the Company’s subsidiary, McGregor L.L.C. and McGregor International Licensing N.V. [10]
Exhibit	Description
10.40	Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights
Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Junior Participating
Preferred Stock as Exhibit C. [16]

10.41	First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent. [20]

10.42	Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent. [21]

10.43	Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A. [22]

10.44	Agreement, made as of June 11, 1998, between the Company and Luc Van Nevel. [12]

10.45	Agreement, made as of June 11, 1998, between the Company and Thomas R. Sandler. [12]

10.46	Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A. [14]

10.47	Common Stock Registration Rights Agreement, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp. [14]

10.48	First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A. [14]

10.49	FY 1999 Stock Option and Incentive Award Plan [18]

10.50	Registration Rights Agreement, dated as of June 24, 1998, by and among the Company, CIBC Oppenheimer Corp., BankAmerica Robertson Stephens, BankBoston Securities Inc. and Goldman, Sachs & Co. [12]

10.51	Registration Rights Agreement, in respect of the 137/8% Senior Redeemable Exchangeable Preferred Stock, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp. [13]

10.52	Form of Stock Option Agreement, dated as of March 24, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.

10.53	Form of Stock Option Agreement, dated as of November 12, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.

21	Subsidiaries of the Company

23	Consent of KPMG LLP

27	Financial Data Schedule

Note: Documents which are underlined above appear herein. The others are incorporated by reference as follows:

[1]	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).

[2]	Incorporated by reference from Application for Qualification of Indenture on Form T-3 (File No. 22-24448).

[3]	Incorporated by reference from Registration Statement on Form S-1 (Registration No. 33-71224).

[4]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).

[5]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1996 (File No. 0-23214).

[6]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1996 (File No. 0-23214).

[7]	Incorporated by reference from Registration Statement on Form S-8 filed June 7, 1996 (File No. 333-05467).

[8]	Incorporated by reference from Registration Statement on Form S-8 filed January 30, 1997 (File No. 333-20775).

[9]	Incorporated by reference from Proxy Statement filed May 23, 1996.

[10]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 1997 (File No. 0-23214).

[11]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).

[12]	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-61521).

[13]	Incorporated by reference from the Registration Statement on Form S-4 (Registration Statement No. 333-61519).

[14]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1998.

[15]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 1998 (File No. 0-23214).

[16]
Incorporated by reference from the Company’s Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company’s Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).

[17]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 0-23214).

[18]	Incorporated by reference from Proxy Statement filed August 6, 1998.

[19]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-23214).

[20]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1999.

[21]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1999.

[22]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 1999.