Form 10-Q
period 2000-04-30
SAMSONITE CORP/FL
filed 2000-06-13
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________________ to _________________

Commission File Number: 0-23214

SAMSONITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3511556

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11200 East 45th Avenue, Denver, CO	80239

(Address of principal executive offices)	(Zip Code)

(303) 373-2000
(Registrant's telephone number, including area code)

_______________________________
(Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

   X     Yes   No___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   X     Yes  No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,736,917 shares of common stock, par value $.01 per share, as of June 9, 2000.

FORM 10-Q

PART I - FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of April 30, 2000 and January 31, 2000
(In thousands)

Assets	April 30, 2000	January 31, 2000

Current assets:
Cash and cash equivalents	$14,508	16,705
Trade receivables, net of allowances for doubtful accounts
of $5,412 and $5,489	76,487	75,261
Notes and other receivables	11,413	10,438
Inventories (Note 2)	167,924	171,769
Deferred income tax assets	3,234	3,320
Prepaid expenses and other current assets	15,247	15,273

Total current assets	288,813	292,766

Property, plant and equipment, net (Note 3)	134,948	141,254

Intangible assets, less accumulated amortization of $52,984 and
$52,178 (Note 4)	107,692	109,007

Other assets and long-term receivables, net of allowances
for doubtful accounts of $521	16,981	17,553

	$548,434	560,580

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of April 30, 2000 and January 31, 2000
(In thousands, except share data)

Liabilities and Stockholders' Equity (Deficit)	April 30, 2000	January 31, 2000

Current liabilities:
Short-term debt (Note 5)	$6,248	7,108
Current installments of long-term obligations (Note 5)	5,099	5,379
Accounts payable	40,747	46,950
Accrued liabilities	79,102	74,278

Total current liabilities	131,196	133,715

Long-term obligations, less current installments (Note 5)	424,587	427,094
Deferred income tax liabilities	14,975	15,695
Other noncurrent liabilities	47,677	48,425

Total liabilities	618,435	624,929

Minority interests in consolidated subsidiaries	10,254	10,009
Senior redeemable preferred stock, aggregate liquidation preference of
$225,360 and $217,805; 221,434 and 214,000 shares issued and outstanding	214,936	207,125

Stockholders' equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized;
30,225,266 and 30,218,672 shares issued; 19,725,266 and
19,718,672 shares outstanding)	302	302
Additional paid-in capital	490,001	489,963
Accumulated deficit	(340,298)	(330,219)
Accumulated other comprehensive income (loss)	(25,196)	(21,529)

	124,809	138,517

Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(295,191)	(281,483)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$548,434	560,580

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended April 30, 2000 and 1999
(In thousands, except per share data)

	Three Months Ended April 30,
	2000	1999

Net sales (Note 1E)	$192,434	175,876
Cost of goods sold	112,555	101,217

Gross profit	79,879	74,659

Selling, general and administrative expenses	66,425	63,254
Amortization of intangible assets	1,305	1,391

Operating income	12,149	10,014

Other income (expense):
Interest income	371	586
Interest expense and amortization of debt issue costs and premium	(12,250)	(13,585)
Other income – net (Note 6)	1,834	2,217

Income (loss) before income taxes and minority interest	2,104	(768)

Income tax expense	(3,488)	(3,054)
Minority interest in earnings of subsidiaries	(884)	(110)

Net loss	(2,268)	(3,932)

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(7,811)	(6,848)

Net loss to common stockholders	$(10,079)	(10,780)

Net loss per common share – basic and diluted	$(0.51)	(1.03)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
for the three months ended April 30, 2000
(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2000	$302	489,963	(21,529)	(330,219)		(420,000)
Net loss	—	—	—	(2,268)	(2,268)	—

Foreign currency translation adjustment	—	—	(3,667)	—	(3,667)	—

Comprehensive loss	—	—	—	—	$(5,935)	—

Issuance of 6,594 shares to directors for services	—	38	—	—		—

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	(7,811)		—

Balance, April 30, 2000	$302	490,001	(25,196)	(340,298)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2000 and 1999
(In thousands)

	Three Months Ended April 30,
	2000	1999
Cash flows provided by (used in) operating activities:
Net loss	$(2,268)	(3,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposition of fixed assets	65	94
Depreciation and amortization of property, plant and equipment	5,918	5,604
Amortization of intangible assets	1,305	1,391
Amortization of debt issue costs and premium	521	655
Provision for doubtful accounts	276	843
Amortization of stock awards and stock issued for services	38	155
Compensation expense for adjustment of stock options	—	166

Changes in operating assets and liabilities:
Trade and other receivables	(2,343)	(5,384)
Inventories	3,845	13,393
Prepaid expenses and other current assets	104	(3,386)
Accounts payable and accrued liabilities	(1,227)	(12,383)
Other adjustments – net	(390)	57

Net cash provided by (used in) operating activities	$5,844	(2,727)

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2000 and 1999
(In thousands)

	Three Months Ended April 30,

	2000	1999

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(3,220)	(7,046)
Proceeds from sale of assets held for sale and property and equipment	85	251
Other, net	(128)	(698)

Net cash used in investing activities	(3,263)	(7,493)

Cash flows provided by (used in) financing activities:
Proceeds from sale of preferred stock	—	25,410
Net borrowings (payments) of short-term obligations	(860)	3
Net payments on long-term obligations	(603)	(15,782)
Other, net	459	(323)

Net cash provided by (used in) financing activities	(1,004)	9,308

Effect of exchange rate changes on cash and cash equivalents	(3,774)	(5,818)

Net decrease in cash and cash equivalents	(2,197)	(6,730)

Cash and cash equivalents, beginning of period	16,705	41,932

Cash and cash equivalents, end of period	$14,508	35,202

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,931	3,918

Cash paid during the period for income taxes	$320	904

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

B.     Interim Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 2000 and results of operations for the three months ended April 30, 2000 and 1999. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

C.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

D.     Per Share Data

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

Loss from continuing operations before extraordinary item per share and net loss per share for the three months ended April 30, 2000 and 1999 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,722,995 and 10,505,702, respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the three months ended April 30, 2000 and 1999 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders.

E.      Royalty Revenues

The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $4,365,000 and $4,546,000 for the three months ended April 30, 2000 and 1999, respectively.

2. Inventories

Inventories consisted of the following:

	April 30, 2000	January 31, 2000
	(In thousands)
Raw Materials	$36,499	37,964
Work in Process	7,545	6,338
Finished Goods	123,880	127,467

.
	$167,924	171,769

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2000	January 31, 2000
	(In thousands)
Land	$11,294	11,547
Buildings	67,930	69,913
Machinery, equipment and other	145,566	147,539

	224,790	228,999
Less accumulated amortization and depreciation	(89,842)	(87,745)

	$134,948	141,254

4. Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	April 30, 2000	January 31, 2000
	(In thousands)
Trademarks	$100,686	101,561
Licenses, Patents and Other	7,006	7,446

	$107,692	109,007

5. Debt

Debt consisted of the following:

	April 30, 2000	January 31, 2000
	(In thousands)
Senior Credit Facility (a)	$81,538	83,354
Senior Subordinated Notes (b)	338,050	338,050
Other obligations (c)	12,492	13,827
Capital lease obligations	3,322	3,818
Series B Senior Subordinated Notes (d)	532	532

Total debt	435,934	439,581
Less short-term debt and current installments of long-term obligations	(11,347)	(12,487)

Long-term obligations less current installments	$424,587	427,094

(a)	The Senior Credit Facility provides for a $100 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000 (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as partners to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. As of April 30, 2000, the Company had $6.3 million in letters of credit outstanding under the Senior Credit Facility

At April 30, 2000, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.14%, and a receive rate of 6.65%. The swap agreement dated November 8, 1999 has a two-year term and can be canceled by either party to the swap after one year. The rate the Company receives reprices every three months.

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

(b)	The Senior Subordinated Notes (the "Notes") bear interest at 10¾% and mature on June 15, 2008. The Notes are redeemable at the option of the Company at various redemption prices as specified in the Notes. The indenture under which the Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

(c)	Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries aggregating $9.3 million and $3.2 million of secured financing arrangements with foreign banks.

(d)	The Series B Senior Subordinated Notes bear interest at 11[1] /8 % and have a maturity date of July 15, 2005.

6.       Other Income (Expense) - Net

Other income (expense) - net consisted of the following:

	Three Months Ended April 30,
	2000	1999
	(In thousands)
Net gain from foreign currency forward delivery contracts	$2,465	4,328
Equity in earnings (loss) of unconsolidated affiliate	29	(37)
Gain (loss) on disposition of fixed assets, net	(65)	(94)
Other, net	(595)	(1,980)

	$1,834	2,217

7.       Employee Stock Options

The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under the FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the 2000 Form 10-K for a description of such plans.

At April 30, 2000, the Company had outstanding options for a total of 2,479,429 shares at option prices ranging from $2.50 to $10.00 per share. Options for 1,317,048 shares were exercisable at April 30, 2000 at a weighted average exercise price of $6.38 per share. There were no options exercised during the three months ended April 30, 2000.

8.       Segment Information

Effective for the year ended January 31, 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Certain information for April 30, 1999 has been reclassified from the prior year's presentation in order to conform to the April 30, 2000 presentation.

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

Segment information for the three months ended April 30, 2000 and 1999 is as follows:

2000	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$78,738	57,166	28,595	12,151	11,491	4,293	—	192,434
Intersegment revenues	$998	12,154	—	10	(17)	—	(13,145)	—
Operating income (loss) (a)	$11,837	1,878	(103)	188	1,776	(3,265)	(162)	12,149
Total assets	$175,099	150,466	32,396	47,887	20,440	217,540	(95,394)	548,434

1999

Revenues from external customers	$79,203	47,149	28,221	9,986	6,988	4,329	—	175,876
Intersegment revenues	$669	15,102	—	635	510	—	(16,916)	—
Operating income (loss) (a)	$12,105	(811)	275	(131)	770	(2,118)	(76)	10,014
Total assets	$185,296	153,534	34,006	45,308	20,501	261,883	(98,743)	601,785

(a)	Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income - net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the three months ended April 30, 2000 and 1999, the Company had net gains (losses) from such transactions of $2,465,000 and $4,328,000, respectively, which are included in nonoperating income (see Note 6).

9.      Litigation, Commitments and Contingencies

The Company and some of its officers, directors and shareholders have been named in shareholder class action lawsuits and a derivative action lawsuit filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court and the United States District Court for the District of Colorado (collectively, the "Colorado Litigations"); and the Delaware Court of Chancery (the "Delaware Litigation"). On April 9, 1999, the Company signed an agreement with a major insurance company that provides comprehensive insurance coverage for the defense and resolution of all of these litigations. As part of the insurance agreement, the Company agreed to pay premiums ranging from an estimated minimum of $7.0 million to an estimated maximum of $17.5 million, net of potential reimbursements, depending on the ultimate cost of these litigations. The Company was responsible for paying all legal defense costs prior to April 9, 1999, and the insurance company is responsible for such costs after that date. The Company believes that substantially all of its costs to defend and resolve these litigations were recorded in the consolidated financial statements as of January 31, 1999. The Delaware Litigation was dismissed and the dismissal was affirmed on appeal.

On December 17, 1999, the Company and the other defendants in the Colorado Litigations signed a memorandum of understanding with the plaintiffs that contains a settlement in principle of the Colorado Litigations. On April 27, 2000, a definitive settlement agreement was entered into by the same parties. The settlement provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, will be fully released from all claims that were asserted or could have been asserted in the Colorado Litigations (in which the federal securities complaint has been amended to include the claims asserted in the Delaware Litigation). All amounts to be paid pursuant to the settlement will be paid entirely by Samsonite's insurance carrier. The Colorado federal court has ordered that the best notice practicable of the proposed settlement be given to members of the putative class and shareholders of the Company, and has scheduled a hearing on the fairness of the settlement for July 25, 2000. If this court approves the settlement, it then will be submitted for approval to the Colorado state court. There can be no assurance that the settlement will be approved and completed.

In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

  Results of Operations

  Three Months Ended April 30, 2000 ("fiscal 2001" or "current year") Compared to Three Months Ended April 30, 1999 ("fiscal 2000" or "prior year")

  General. The Company analyzes its net sales and operations by the following categories: (i) "European" operations which include its European sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (ii) the "Americas" operations which include wholesale and retail sales, manufacturing, and distribution operations in the United States and corporate headquarters, and "Other Americas" operations which includes operations in Canada and Latin America; (iii) "Asian" operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan; and (iv) licensing operations.

  Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2001 and fiscal 2000 at average rates of approximately 41.53 and 36.09 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 13% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 2001 compared to fiscal 2000. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2001, the Company had net gains from such instruments of $2.5 million. Realized gains on contracts closed during fiscal 2001 were $0.1 million. During fiscal 2000, the Company had net gains on such instruments of $4.3 million. Realized gains on contracts closed during fiscal 2000 were $0.4 million. The Company estimates the increase/(decrease) in operating income from the weakening/(strengthening) of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $(1.8) million and $0.5 million for the three months ended April 30, 2000 and 1999, respectively.

  Net Sales. Consolidated net sales increased from $175.9 million in fiscal 2000 to $192.4 million in fiscal 2001, an increase of $16.5 million or 9.4%. Fiscal 2001 sales were unfavorably impacted by the decline in the value of the Belgian franc compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2001 sales would have increased by $28.4 million or approximately 16.1%.

  Sales from European operations decreased from $79.2 million in fiscal 2000 to $78.7 million in fiscal 2001, a decrease of $0.5 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2001 sales increased by 14.4%, or the U.S. constant dollar equivalent of $11.4 million, compared to fiscal 2000. Local currency sales of softside product improved by approximately 19% from the prior year while hardside product sales decreased by approximately 3%.

  Sales from the Americas operations increased from $85.4 million in fiscal 2000 to $97.9 million in fiscal 2001, an increase of $12.5 million or 14.6%. U.S. Wholesale sales for the first quarter increased by $10.0 million from the prior year, retail sales increased by $0.4 million, and sales in the other Americas operations increased by $2.1 million from the prior year. The increase in U.S. Wholesale sales occurred primarily in the non-traditional (mass merchants and warehouse clubs) distribution channels. U.S. Retail sales increased from $28.2 million in the prior year to $28.6 million in the first quarter of fiscal 2001. Comparable store sales decreased by 3.9% from the prior year due to continued lower consumer traffic in the outlet malls.

  First quarter sales from Asian operations were $4.5 million higher than the prior year sales, a 63.4% increase over the prior year. With the Asian economies recovering to pre-crises levels in some countries, the Company continues to realize the benefits of building market share during the economic crisis and the value of the Samsonite brand name in this region of the world.

  Revenues from U.S. licensing operations were approximately equal to the prior year at $4.3 million. Samsonite and American Tourister label licensing revenues increased $0.3 million. However, due to the timing of the receipt of revenues from licensees, Global Licensing revenues decreased $0.3 million.

  Gross profit. Consolidated gross profit for fiscal 2001 increased from fiscal 2000 by $5.2 million. Consolidated gross margin decreased by 0.9 percentage points, from 42.4% in fiscal 2000 to 41.5% in fiscal 2001. Lower consolidated gross profit margins are the result of higher material costs due to price increases in petroleum based materials, the impact of the strength of the U.S. dollar on Asian finished goods purchases and a change in sales mix from traditional channel and retail division sales to a higher mix of non-traditional channel sales in the U.S. operations.

  Despite rising materials costs, gross margins from European operations increased 0.5 percentage points from the prior year to 40.6% in fiscal 2001 due to reductions in fixed manufacturing costs.

  Gross margins for the Americas decreased by 1.0 percentage points, from 41.6% in fiscal 2000 to 40.6% in fiscal 2001. U.S. Wholesale gross profit margins decreased from 38.2% in the prior year to 36.0% in the current year due to a higher mix of non-traditional and discontinued and obsolete sales during the quarter, offset by lower returns and allowances in fiscal 2001.

  U.S. Retail gross profit margins increased from 50.9% in fiscal 2000 to 52.4% in fiscal 2001 due primarily to higher sales volumes and reduced costs.

  Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $3.2 million from fiscal 2000 to fiscal 2001. As a percent of sales, SG&A was 34.5% in fiscal 2001 and 36.0% in fiscal 2000.

  The increase in SG&A is due primarily to increased SG&A for Europe of $0.5 million, increased SG&A for the Americas of $2.1 million and increased SG&A for Asia of $0.6 million. SG&A for Europe in local currency increased 18% due primarily to higher sales volumes. Within the Americas, SG&A increased for U.S. Retail by $1.0 million primarily due to an increase in the number of permanent retail stores. SG&A for Corporate and U.S. Wholesale combined increased $0.4 million due primarily to higher freight costs to customers. SG&A for other Americas operations increased by $0.7 million.

  Amortization of intangible assets. Amortization of intangible assets was lower than the prior year by $0.1 million.

  Operating income (loss). Operating income increased from the prior year to $12.1 million in fiscal 2001 compared to $10.0 million in fiscal 2000, an increase of $2.1 million, or 21%. The increase is a result of the increased sales volume and resulting increase in gross profit of $5.2 million and the reduction in amortization of intangibles of $0.1 million, net of an increase in SG&A of $3.2 million.

  Interest income. Interest income includes interest received from the temporary investment of excess cash balances. Interest income decreased by $0.2 million compared to the prior year due primarily to lower cash balances in fiscal 2001.

  Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $13.6 million in fiscal 2000 to $12.3 million in fiscal 2001, representing a decrease of 9.6%. The decrease is due primarily to the decrease in debt levels since the prior year. Included in interest expense is amortization of debt issue costs and premium of $0.5 million in fiscal 2001 compared to $0.7 million in fiscal 2000.

  Other income - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income - net.

  The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the increase/(decrease) in operating income from the weakening/(strengthening) of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $(1.8) million and $0.5 million for the three months ended April 30, 2000 and 1999, respectively. Other income, net for fiscal 2001 includes gains from forward exchange contracts of $2.5 million. Realized gains on contracts closed during fiscal 2001 were $0.1 million. During fiscal 2000, the Company had net gains on such instruments of $4.3 million. Realized gains on contracts closed during fiscal 2000 were $0.4 million.

  Other income - net decreased by $0.4 million due to the decrease in gains from forward exchange contracts of $1.8 million, offset by a reduction in other expenses of $1.4 million. Other expenses in the prior year include a $0.8 million bank agreement amendment fee related to the Company's senior credit facility.

  Income tax expense. Income tax expense increased from $3.1 million in fiscal 2000 to $3.5 million in fiscal 2001. The increase in income tax expense is due primarily to the increase in taxable income compared to the prior year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes.

  Net loss. The Company had a net loss in fiscal 2001 of $2.3 million compared to a net loss in fiscal 2000 of $3.9 million. The decrease in the net loss from the prior year of $1.6 million is caused by the effect of the increase in operating income and the decrease in interest expense, offset by the decrease in interest and other income and the increase in income taxes and minority interest in earnings of subsidiaries during fiscal 2001.

  Senior redeemable preferred stock dividends and accretion of preferred stock discount. This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock.

  Net loss to common stockholders. This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. Although the net loss to common stockholders decreased from $10.8 million to $10.1 million, the net loss per common share decreased from $1.03 per share to $0.51 per share because of the increase in the average number of shares outstanding from 10.5 million shares outstanding last year to 19.7 million shares in the current year.

  Liquidity and Capital Resources

  Cash flows provided by operating activities as reflected on the consolidated statements of cash flows included elsewhere herein increased by $8.6 million primarily as a result of the decrease in loss from operations described above adjusted for non-cash items and the increase in cash flows provided by changes in operating assets and liabilities. At April 30, 2000, the Company had current assets in excess of current liabilities of $157.6 million compared to $159.1 million at January 31, 2000, a decrease of $1.5 million. Current assets declined by $4.0 million primarily due to decreases in cash of $2.2 million, inventories of $3.9 million, and deferred income tax assets of $0.1 million, offset by increases in receivables of $2.2 million. The Company uses an internal measurement referred to as "consolidated net working capital efficiency" to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company's consolidated net working capital efficiency has improved from 33.5% for the twelve month period ended April 30, 1999 to 27.3% for the twelve month period ended April 30, 2000.

  Long-term obligations (including current installments) decreased from $432.5 million at January 31, 2000 to $429.7 million at April 30, 2000, a decrease of $2.8 million. At April 30, 2000, the Company's senior credit facility consists of a term loan arrangement with balances totaling $81.5 million and undrawn availability of $93.7 million under the revolving credit portion of the facility. At April 30, 2000, the Company had approximately $6.3 million of outstanding letters of credit under the terms of the revolving credit portion of the facility. Additional borrowings under the senior credit facility are subject to the Company's ability to meet and maintain the financial ratios.

  The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund first quarter fiscal 2000 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities, including emerging market credit facilities will be adequate to fund operating requirements and expansion plans during the next 12 months.

  The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

  The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for three months ended April 30, 2000 and 1999 was $21.2 million and $19.2 million, respectively. However, these amounts include various items of income (expense) including (i) restructuring provisions; and (ii) expenses of the Recapitalization, gain (loss) on disposition of fixed assets, net, and other items, net, which items together aggregate $(1.7) million and $(1.6) million for the three months ended April 30, 2000 and 1999, respectively, which management believes should be deducted from the calculation of EBITDA. As adjusted for the aggregate of these items of other income (expense), EBITDA for the three months ended April 30, 2000 and 1999 is $19.5 million and $17.6 million, respectively.

  Conversion to the Euro

  On January 1, 1999, eleven countries in Europe adopted a common currency, the ''euro'' and exchange rates between the currencies of the eleven countries were fixed against the new euro. The former currencies of those eleven countries will remain legal tender as denominations of the euro until January 1, 2002 and goods and services may be paid for using either the euro or the former currency until that time. Approximately 75% of the Company's European subsidiary's (''Samsonite Europe'') sales are within these eleven countries. The euro conversion has a significant impact on the

  Company's operations in terms of pricing policies, currency risk and exchange, information systems, and financial reporting. Samsonite Europe has been addressing euro implementation issues since fiscal 1998 and has formed two different project teams to address euro issues: one to address competitive and marketing issues and another to address administrative, financial and computer systems issues.

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

  Samsonite Europe currently intends to continue using the Belgian franc as its functional currency for financial reporting purposes until its fiscal year beginning January 1, 2001. Samsonite Europe's information systems have been modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications are necessary to convert the functional currency to the euro. The target completion date for such modifications, which are being accomplished using existing internal staffing, is June 30, 2000. Most system modifications to date have also been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through April 30, 2000 of approximately $50,000 to implement the euro conversion and estimates that it will spend a total of approximately $100,000 to fully implement its euro conversion. These cost estimates do not include costs of existing internal staff who have devoted time to the euro conversion. All costs related to the Euro conversion have been charged to expense.

  Effect of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (''FAS 133''), which is effective for fiscal years beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Risk

  The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

  At April 30, 2000, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $57.9 million compared to approximately $35.0 million at January 31, 2000.

  At April 30, 2000, the Company had recorded unrealized gains from forward foreign exchange contracts to reduce foreign currency expense relating to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in Belgian francs) and intercompany royalty payments of $2.5 million. The ultimate realization of such amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc.

  If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the three months ended April 30, 2000 would be approximately $5.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

  The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2000 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $338.1 million. At January 31, 2000, the quoted market price of these notes was $85 per $100 of principal; at April 30, 2000, the quoted market price of these notes was $84 per $100 of principal.

  SAMSONITE CORPORATION

  PART II – OTHER INFORMATION

  Item 1 – Legal Proceedings

  The Company and some of its officers, directors and shareholders have been named in shareholder class action lawsuits and a derivative action lawsuit filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court and the United States District Court for the District of Colorado (collectively, the "Colorado Litigations"); and the Delaware Court of Chancery (the "Delaware Litigation"). On April 9, 1999, the Company signed an agreement with a major insurance company that provides comprehensive insurance coverage for the defense and resolution of all of these litigations. As part of the insurance agreement, the Company agreed to pay premiums ranging from an estimated minimum of $7.0 million to an estimated maximum of $17.5 million, net of potential reimbursements, depending on the ultimate cost of these litigations. The Company was responsible for paying all legal defense costs prior to April 9, 1999, and the insurance company is responsible for such costs after that date. The Company believes that substantially all of its costs to defend and resolve these litigations were recorded in the consolidated financial statements as of January 31, 1999. The Delaware Litigation was dismissed and the dismissal was affirmed on appeal.

  On December 17, 1999, the Company and the other defendants in the Colorado Litigations signed a memorandum of understanding with the plaintiffs that contains a settlement in principle of the Colorado Litigations. On April 27, 2000, a definitive settlement agreement was entered into by the same parties. The settlement provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, will be fully released from all claims that were asserted or could have been asserted in the Colorado Litigations (in which the federal securities complaint has been amended to include the claims asserted in the Delaware Litigation). All amounts to be paid pursuant to the settlement will be paid entirely by Samsonite's insurance carrier. The Colorado federal court has ordered that the best notice practicable of the proposed settlement be given to members of the putative class and shareholders of the Company, and has scheduled a hearing on the fairness of the settlement for July 25, 2000. If this court approves the settlement, it then will be submitted for approval to the Colorado state court. There can be no assurance that the settlement will be approved and completed.

  In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

  Item 2 – Changes in Securities

  None.

  Item 3 – Defaults Upon Senior Securities

  None.

  Item 4 – Submission of Matters to a Vote of Security Holders

  None.

  Item 5 – Other Information

  None.

  Item 6 – Exhibits and Reports on Form 8-K

  (a)     See Exhibit Index.
  (b)     Reports on Form 8-K.
             None.

  SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)

By	/s/ Richard H. Wiley

Name: Richard H. Wiley Title: Chief Financial Officer, Treasurer and Secretary

  Date:     June 13, 2000

  INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.[1]

3.2	Certificate of Ownership and Merger dated July 14, 1995.[2]

3.3	By-Laws of the Company.[1]

4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.[3]

4.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13[7] /8 % Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.[4]

4.3	Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13[7] /8 % Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.[4]

4.4	Indenture, in respect of the 13[7] /8 % Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York.[4]

4.5	Form of Indenture, in respect of the 13[7] /8 % Senior Debentures due 2010 of Samsonite Holdings Inc., to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York.[4]

4.6	Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Series B Junior Participating Preferred Stock as Exhibit C.[5]

4.7	First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent.[6]

4.8	Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A. as Rights Agent.[7]

4.9	Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A.[8]

4.10	Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A.[9]

4.11	First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A.[9]

10.1	Form of Stock Option Agreement, dated as of February 8, 2000, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel and Richard H. Wiley.

Exhibit	Description

27	Financial Data Schedule.

  __________

[1]	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
[2]	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
[3]	Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).
[4]	Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).
[5]	Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).
[6]	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1999.
[7]	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1999.
[8]	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1999.
[9]	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1998.