Form 10-Q
period 2000-07-31
SAMSONITE CORP/FL
filed 2000-09-12
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 0-23214

SAMSONITE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3511556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 East 45th Avenue, Denver, CO	80239
(Address of principal executive offices)	(Zip Code)

(303) 373-2000 (Registrant’s telephone number, including area code)

(Former name, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.      X      Yes            No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 19,752,368 shares of common stock, par value $.01 per share, as of September 6, 2000.

FORM 10-Q

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of July 31, 2000 and January 31, 2000
(In thousands)

	July 31, 2000	January 31, 2000
Assets

Current assets:
Cash and cash equivalents	$ 13,889	16,705
Trade receivables, net of allowances for doubtful accounts of $5,317 and $5,489	78,069	75,261
Notes and other receivables	12,101	10,438
Inventories (Note 2)	164,838	171,769
Deferred income tax assets	3,249	3,320
Prepaid expenses and other current assets	16,121	15,273

Total current assets	288,267	292,766

Property, plant and equipment, net (Note 3)	136,594	141,254

Intangible assets, less accumulated amortization of $54,490 and $52,178 (Note 4)	107,389	109,007

Other assets and long-term receivables, net of allowances for doubtful accounts of $521	16,633	17,553

	$ 548,883	560,580

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of July 31, 2000 and January 31, 1999
(In thousands, except share data)

	July 31, 2000	January 31, 2000
Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Short-term debt (Note 5)	$ 7,432	7,108
Current installments of long-term obligations (Note 5)	5,370	5,379
Accounts payable	40,992	46,950
Accrued liabilities	70,891	74,278

Total current liabilities	124,685	133,715
Long-term obligations, less current installments (Note 5)	434,068	427,094
Deferred income tax liabilities	14,870	15,695
Other noncurrent liabilities	45,867	48,425

Total liabilities	619,490	624,929

Minority interests in consolidated subsidiaries	10,466	10,009
Senior redeemable preferred stock, aggregate liquidation preference of $233,177 and $217,805; 229,115 and 214,010 shares issued and outstanding	223,010	207,125
Stockholders’ equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,241,188 and 30,218,672 shares issued; 19,741,188 and 19,718,672 shares outstanding)	302	302
Additional paid-in capital	490,074	489,963
Accumulated deficit	(347,934)	(330,219)
Accumulated other comprehensive income	(26,525)	(21,529)

	115,917	138,517
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ equity (deficit)	(304,083)	(281,483)

Commitments and contingencies (Notes 1C, 5, 7 and 9)	$ 548,883	560,580

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended July 31, 2000 and 1999
(In thousands, except per share data)

	Three Months Ended July 31,
	2000	1999
Net sales (Note 1E)	$195,790	195,388
Cost of goods sold	114,454	114,305

Gross profit	81,336	81,083

Selling, general and administrative expenses	64,097	65,018
Amortization of intangible assets	1,071	1,389

Operating income	16,168	14,676

Other income (expense):
Interest income	249	412
Interest expense and amortization of debt issue costs and premium	(12,304)	(13,264)
Other income (expense)—net (Note 6)	(646)	874

Income before income taxes and minority interest	3,467	2,698

Income tax expense	(2,523)	(2,740)
Minority interest in earnings of subsidiaries	(507)	(321)

Net income (loss)	437	(363)

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(8,073)	(7,077)

Net loss to common stockholders	$ (7,636)	(7,440)

Net loss per common share—basic and diluted	$ (0.39)	(0.71)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the six months ended July 31, 2000 and 1999
(In thousands, except per share data)

	Six Months Ended July 31,
	2000	1999
Net sales (Note 1E)	$ 388,225	371,264
Cost of goods sold	227,010	215,522

Gross profit	161,215	155,742
Selling, general and administrative expenses	130,522	128,272
Amortization of intangible assets	2,376	2,780

Operating income	28,317	24,690
Other income (expense):
Interest income	621	998
Interest expense and amortization of debt issue costs and premium	(24,554)	(26,849)
Other income—net (Note 6)	1,187	3,090

Income before income taxes and minority interest	5,571	1,929
Income tax expense	(6,011)	(5,794)
Minority interest in earnings of subsidiaries	(1,390)	(432)

Net loss	(1,830)	(4,297)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(15,885)	(13,925)

Net loss to common stockholders	$ (17,715)	(18,222)

Net loss per common share—basic and diluted	$ (0.90)	(1.73)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
for the six months ended July 31, 2000
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Def icit	Comprehensive Loss	Treasury Stock

Balance, February 1, 2000	$—	302	489,963	(21,529)	(330,219)		(420,000)

Net loss	—	—	—	—	(1,830)	(1,830)	—

Foreign currency translation adjustment	—	—	—	(4,996)	—	(4,996)	—

Comprehensive loss	—	—	—	—	—	$ (6,826)	—

Issuance of 18,245 shares to directors for services	—	—	100	—	—		—

Issuance of 4,271 shares for exercise of employee stock options (Note 7)	—	—	11	—	—		—

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	—	(15,885)		—

Balance, July 31, 2000	$—	302	490,074	(26,525)	(347,934)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2000 and 1999
(In thousands)

	Six Months Ended July 31,
	2000	1999
Cash flows provided by (used in) operating activities:

Net loss	$(1,830)	(4,297)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization of property, plant and equipment	11,168	10,833
Amortization of intangible assets	2,376	2,780
Amortization of debt issue costs and premium	1,042	1,082
Provision for doubtful accounts	551	1,929
Amortization of stock awards and stock issued for services	100	207
Compensation expense for adjustment of stock options	—	331
Changes in operating assets and liabilities (net of effects of acquisition in fiscal 2001):

Trade and other receivables	(4,516)	(2,899)
Inventories	8,413	20,261
Prepaid expenses and other current assets	(715)	(1,643)
Accounts payable and accrued liabilities	(10,078)	(26,410)
Other adjustments—net	(3,456)	768

Net cash provided by operating activities	$ 3,055	2,942

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2000 and 1999
(In thousands)

	Six Months Ended July 31,
	2000	1999
Cash flows used in investing activities:
Acquisition of interest in joint venture, net of cash acquired	$117	—
Purchases of property, plant and equipment	(7,559)	(11,009)
Proceeds from sale of assets held for sale and property and equipment	245	459
Other, net	(78)	(1,393)

Net cash used in investing activities	(7,275)	(11,943)

Cash flows provided by financing activities:
Proceeds from sale of preferred stock	—	25,410
Proceeds from exercise of employee stock options	11	6
Net borrowings (payments) of short-term obligations	(2,676)	3,404
Net borrowings (payments) on long-term obligations	8,089	(25,186)
Other, net	685	70

Net cash provided by financing activities	6,109	3,704

Effect of exchange rate changes on cash and cash equivalents	(4,705)	(8,957)

Net decrease in cash and cash equivalents	(2,816)	(14,254)
Cash and cash equivalents, beginning of period	16,705	41,932

Cash and cash equivalents, end of period	$13,889	27,678

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,667	26,085

Cash paid during the period for income taxes	$3,035	6,874

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Notes to Consolidated Financial Statements

1.    General

A.	Business

Samsonite Corporation and subsidiaries (the “Company”) was formerly known as Astrum International Corp. (“ Astrum”). On July 14, 1995, Astrum merged with its wholly-owned subsidiary, Samsonite Corporation, and changed its name to Samsonite Corporation. The Company is engaged in the manufacture and sale of luggage and related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel related products through its Company-owned stores.

B.	Interim Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 2000 and results of operations for the three and six month periods ended July 31, 2000 and 1999. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

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

Net loss per common share for the six months ended July 31, 2000 and 1999 and the three months ended July 31, 2000 and 1999 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,729,825, 10,508,957, 19,736,655 and 10,512,211, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the six and three month periods ended July 31, 2000 and 1999 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders.

E.	Royalty Revenues

The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $8,527,000 and $7,979,000 for the six months ended July 31, 2000 and 1999, respectively, and $4,162,000 and $3,433,000 for the three months ended July 31, 2000 and 1999, respectively.

F.	Acquisition of Interest in Joint Venture

On June 27, 2000, the Company acquired from its joint venture partner, its 50% interest in Chai Tai Samsonite (H.K.) Ltd. (“ Chai Tai”), a joint venture formed to manufacture and distribute luggage in China, for $500,000. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. Upon the acquisition, the financial statements of Chai Tai are consolidated with the Company’s.

2.	Inventories

Inventories consisted of the following:

	July 31, 2000	January 31, 2000
	(In thousands)
Raw Materials	$ 35,678	37,964
Work in Process	6,606	6,338
Finished Goods	122,554	127,467

	$ 164,838	171,769

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2000	January 31, 2000
	(In thousands)
Land	$ 11,625	11,547
Buildings	70,469	69,913
Machinery, equipment and other	147,612	147,539

	229,706	228,999
Less accumulated amortization and depreciation	(93,112)	(87,745)

	$ 136,594	141,254

4.	Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	July 31, 2000	January 31, 2000
	(In thousands)
Trademarks	$99,812	101,561
Licenses, Patents and Other	7,577	7,446

	$107,389	109,007

5.    Debt

Debt consisted of the following:

	July 31, 2000	January 31, 2000
	(In thousands)

Senior Credit Facility (a)

Term loan	$81,253	83,354
Revolving credit	9,113	—
Senior Subordinated Notes (b)	338,050	338,050
Other obligations (c)	14,837	13,827
Capital lease obligations	3,085	3,818
Series B Senior Subordinated Notes (d)	532	532

Total debt	446,870	439,581
Less short-term debt and current installments of long-term obligations	(12,802)	(12,487)

Long-term obligations less current installments	$434,068	427,094

(a)
The Senior Credit Facility provides for a $100 million credit facility (the “Revolving Credit Facility”), a term loan facility in the amount of $60 million (the “U.S. Term Loan Facility”) which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the “European Term Loan Facility”), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. As of July 31, 2000, the Company had $6.5 million in letters of credit outstanding under the Senior Credit Facility. The amount available for borrowing under the Senior Credit Facility at July 31, 2000 was $84.4 million.

At July 31, 2000, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.14% and a receive rate of 6.71%. The swap agreement dated November 8, 1999 has a two-year term and can be cancelled by either party to the swap after one year. The rate the Company receives reprices every three months.

At July 31, 2000, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of 1,400,000,000 Belgian francs ($33,138,000 at July 31, 2000), a pay rate of 5.01% and a receive rate of 4.329%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

Obligations under the U.S. Term Loan Facility and the Revolving Credit Facility are secured by inventory, accounts receivable, personal property, intellectual property and other intangibles of the Company, 100% of the capital stock of the Company’s major domestic subsidiaries, 66% of the stock of Samsonite Europe N.V. and other major non-domestic subsidiaries and a mortgage on the Company’s real estate in Denver, Colorado.

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

(b)
The Senior Subordinated Notes (the “Notes”) bear interest at 10¾% and mature on June 15, 2008. The Notes are redeemable at the option of the Company at various redemption prices specified in the indenture under which the Notes were issued. The indenture contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

(c)
Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries aggregating $10.4 million and $4.4 million of secured financing arrangements with foreign banks.

(d)	The Series B Senior Subordinated Notes (the “Series B Notes”) bear interest at 11 1 /8 % and have a maturity date of July 15, 2005.

6.    Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2000	1999	2000	1999
	(In thousands)

Net gain from foreign currency forward delivery contracts	$ 781	1,438	3,246	5,766
Equity in earnings (loss) of unconsolidated affiliate	23	(160)	52	(197)
Gain (loss) on disposition of fixed assets	148	62	83	(32)
Other, net	(1,598)	(466)	(2,194)	(2,447)

	$ (646)	874	1,187	3,090

7.    Employee Stock Options

The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the January 31, 2000 Form 10-K for a description of such plans.

At July 31, 2000, the Company had outstanding options for a total of 2,106,321 shares at exercise prices ranging from $2.50 to $10.00 per share. Options for 932,468 shares were exercisable at July 31, 2000 at a weighted average exercise price of $6.80 per share. Options for 4,271 shares under the 1995 Stock Option and Award Plan were exercised at an exercise price of $2.50 per share during the six months ended July 31, 2000.

8.    Segment Information

Effective for the year ended January 31, 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Certain information for July 31, 1999 has been reclassified from the prior year’s presentation in order to conform to the July 31, 2000 presentation.

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

Segment information for the six-month and three-month periods ended July 31, 2000 and 1999 is as follows:

Six months ended July 31,
2000	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$156,114	107,843	64,555	27,555	23,788	8,077	293	388,225
Intersegment revenues	$2,145	26,103	—	20	1,329	—	(29,597)	—
Operating income (loss) (a)	$21,649	1,748	2,372	1,703	3,620	(3,132)	357	28,317
Total assets	$180,066	139,017	30,952	49,500	29,613	218,074	(98,339)	548,883

1999
Revenues from external customers	$157,766	103,452	63,382	23,506	15,286	7,595	277	371,264
Intersegment revenues	$1,525	30,359	—	249	860	—	(32,993)	—
Operating income (loss) (a)	$23,762	(226)	2,668	810	2,072	(4,501)	105	24,690
Total assets	$175,184	160,523	35,191	46,447	20,569	231,637	(94,454)	575,097

Three months ended July 31,
2000	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$77,376	50,677	35,960	15,404	12,297	3,784	292	195,790
Intersegment revenues	$1,147	13,949	—	10	1,346	—	(16,452)	—
Operating income (loss) (a)	$9,812	(130)	2,475	1,515	1,844	133	519	16,168
Total assets	$180,066	139,017	30,952	49,500	29,613	218,074	(98,339)	548,883

1999
Revenues from external customers	$78,563	56,303	35,161	13,520	8,451	3,266	124	195,388
Intersegment revenues	$856	15,257	—	(386)	350	—	(16,077)	—
Operating income (loss) (a)	$11,657	585	2,393	941	1,302	(2,383)	181	14,676
Total assets	$175,184	160,523	35,191	46,447	20,569	231,637	(94,454)	575,097

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income–net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the six months ended July 31, 2000 and 1999, the Company had net gains from such transactions of $3,246,000 and $5,766,000, respectively, which are included in nonoperating income. For the three months ended July 31, 2000 and 1999, the Company had net gains from such transactions of $781,000 and $1,438,000, respectively.

9.    Litigation, Commitments and Contingencies

The Company and some of its officers, directors and shareholders were named in shareholder class action lawsuits and a derivative action lawsuit filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court and the United States District Court for the District of Colorado (collectively, the “Colorado Litigations”); and the Delaware Court of Chancery (the “Delaware Litigation”). On April 9, 1999, the Company signed an agreement with a major insurance company that provides comprehensive insurance coverage for the defense and resolution of all of these litigations. The Company believes that substantially all of its costs to defend and resolve these litigations were recorded in the consolidated financial statements as of January 31, 1999. The Delaware Litigation was dismissed and the dismissal was affirmed on appeal.

On April 27, 2000, the Company and the other defendants in the Colorado Litigations signed a definitive settlement agreement with the plaintiffs that provides for a complete resolution of the Colorado Litigations. The settlement provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, will be fully released from all claims that were asserted or could have been asserted in the Colorado Litigations (in which the federal securities complaint has been amended to include the claims asserted in the Delaware Litigation). All amounts to be paid pursuant to the settlement will be paid entirely by Samsonite’s insurance carrier. Upon notice to the members of the putative class and shareholders of the Company, the Colorado federal court held a hearing on the fairness of the settlement for July 25, 2000. At that hearing, the court determined that the settlement is fair and reasonable to the class members and entered a judgment approving the settlement and dismissing the Colorado Litigations with prejudice. Subsequently, the Colorado state court entered a judgment dismissing the shareholder class action lawsuits pending in that court.

In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 2000 (“fiscal 2001” or “current year”) Compared to Three Months Ended July 31, 1999 (“fiscal 2000” or “prior year”)

General.    The Company analyzes its net sales and operations by the following divisions: (i) “European operations” which include eastern and western European country sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (ii) “the Americas operations” which include wholesale and retail sales, manufacturing and distribution operations in the United States, and “Other Americas” which includes operations in Canada and Latin America; (iii) “Asian operations” which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan; and (iv) licensing operations.

As discussed elsewhere herein, the Company’s European operations will continue to use the Belgian franc as its functional currency until January 1, 2001 when it will switch to the Euro. The value of the Belgian franc is pegged to the Euro.

Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2001 and fiscal 2000 at average rates of approximately 43.13 and 38.41 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 11% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 2001 compared to fiscal 2000. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an “exchange rate difference”. The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2001, the Company had net gains from such instruments of $0.8 million. Realized gains on contracts closed during fiscal 2001 were $1.1 million. During fiscal 2000, the Company had net gains on such instruments of $1.4 million. Realized gains on contracts closed during fiscal 2000 were $0.8 million. The Company estimates the decrease in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $1.2 million.

Net Sales.    Consolidated net sales increased from $195.4 million in fiscal 2000 to $195.8 million in fiscal 2001, an increase of $0.4 million, or 0.2%. Fiscal 2001 sales were unfavorably impacted by the decline in the value of the Belgian franc compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2001 sales would have increased by $9.9 million, or approximately 5.1% .

Sales from European operations decreased from $78.6 million in fiscal 2000 to $77.4 million in fiscal 2001, a decrease of $1.2 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2001 sales increased by 10.6%, or the U.S. constant dollar equivalent (constant with the prior year) of $8.3 million, compared to fiscal 2000. Local currency sales of softside product improved by approximately 20% from the prior year while hardside product sales decreased by approximately 4%.

Sales from the Americas operations decreased from $105.0 million in fiscal 2000 to $102.1 million in fiscal 2001, a decrease of $2.9 million or 2.8%. U.S. Wholesale sales for the second quarter declined by $5.6 million from the prior year, retail sales increased by $0.8 million, and sales in the other Americas operations increased by $1.9 million or 14.1% from the prior year. Sales from Canada increased from $5.1 million in fiscal 2000 to $5.5 million in fiscal 2001, an increase of $0.4 million or 7.8%. Sales from Mexico increased from $5.8 million in fiscal 2000 to $6.7 million in fiscal 2001, an increase of $0.9 million or 15.5% and sales in other Latin American countries increased by $0.6 million. The decline in U.S. Wholesale sales occurred as the result of competitive pressures caused by an increase in price based sales promotions among competitors and retailers and store closing and inventory reduction activities of a large customer. U.S. Retail sales increased from $35.2 million in the prior year to $36.0 million in the second quarter of fiscal 2001. Comparable store sales decreased by 2.4% from the prior year due to continued lower consumer traffic in the outlet malls as well as aggressive discount pricing of discontinued and obsolete product.

Second quarter sales from Asian operations were $3.8 million higher than the prior year sales, a 45.5% increase over the prior year. The dramatic increase in Asian sales is the result of the strong positioning of the Samsonite brand and the economic recovery in the region.

Revenues from licensing operations increased from $3.4 million in fiscal 2000 to $4.2 million in fiscal 2001, an increase of $0.8 million. Royalty revenues from our Japanese luggage licensee increased $0.4 million and apparel licensing revenues increased $0.4 million.

Gross Profit.    Consolidated gross profit for fiscal 2001 increased from fiscal 2000 by $0.3 million. Consolidated gross margin remained the same at 41.5% of net sales.

Gross margins from European operations decreased slightly by 0.1% from the prior year due to rising material costs caused by higher oil prices and prices on purchased softside products and certain materials caused by the strength of the U.S. dollar. The Company expects that European product cost will continue to be negatively affected by the strong U.S. dollar through at least the remainder of the year. Subsequent to the end of the quarter, the Company adopted sales price increases on European products to counter these cost increases.

Gross margins for the Americas increased by 0.1 percentage points, from 39.4% in fiscal 2000 to 39.5% in fiscal 2001. U.S. Wholesale gross profit margins decreased from 32.3% in the prior year to 30.4% in the current year due to a higher mix of sales in the non-traditional channels which have lower gross margins during the quarter.

U.S. Retail gross profit margins decreased from 52.5% in fiscal 2000 to 52.0% in fiscal 2001 primarily due to changes in the sales mix and increased direct product costs. During July 2000, U.S. Retail division prices were increased an average of 2.4% in an effort to increase gross profit margins

Selling, General and Administrative Expenses (“SG&A”).    Consolidated SG&A decreased by $0.9 million from fiscal 2000 to fiscal 2001. As a percent of sales, SG&A was 32.7% in fiscal 2001 and 33.3% in fiscal 2000.

SG&A for the Americas, including Corporate, decreased $3.4 million. Within the Americas, SG&A for Wholesale decreased by $2.0 million due mainly to reduced sales and a higher mix of non-traditional sales which have lower associated selling expenses. Corporate SG&A decreased by $2.3 million, primarily due to expenses incurred in the prior year for Y2K readiness and not incurred in the current year and expenses accrued in the prior year for the repricing of stock options due to the 1998 recapitalization. SG&A for other Americas increased by $0.8 million primarily due to increased sales volumes. SG&A for Retail operations increased by $0.2 million and SG&A for other operations decreased by $0.1 million. European SG&A increased by $1.2 million or 19% in local currency due to increased sales of 11% and additional costs associated with supporting the Samsonite Black Label Travel Wear product line, expanding retail operations, and distributing the Hedgren product line.

Amortization of intangible assets.    Amortization of intangible assets was lower than the prior year by $0.3 million due to certain intangibles becoming fully amortized.

Operating income.    Operating income increased from the prior year to $16.2 million in fiscal 2001 compared to $14.7 million in fiscal 2000, an increase of $1.5 million or 10.2% The increase is a result of the increased sales volume and increase in royalties resulting in an increase in gross profit of $0.3 million and the reduction in amortization of intangibles of $0.3 million, and a decrease in SG&A of $0.9 million.

Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Interest income decreased by $0.2 million compared to the prior year.

Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs decreased from $13.3 million in fiscal 2000 to $12.3 million in fiscal 2001, a decrease of 7.5%. The decrease is due primarily to the decrease in debt levels from the prior year. Included in interest expense is amortization of debt issue costs of $0.5 million in both fiscal 2001 and fiscal 2000.

Other income—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the decrease in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $1.2 million. Other income, net for fiscal 2001 includes gains from forward exchange contracts of $0.8 million. Realized gains on contracts closed during fiscal 2001 were $1.1 million. During fiscal 2000, the Company had net gains on such instruments of $1.4 million. Realized gains on contracts closed during fiscal 2000 were $0.8 million.

Other income (expense)—net decreased from income of $0.9 million in the prior year to expense of $0.6 million in the current year due to the decrease in gains from forward exchange contracts of $0.6 million and an increase in other expenses of $0.9 million.

Income tax expense.    Income tax expense decreased from $2.7 million in fiscal 2000 to $2.5 million in fiscal 2001. The decrease in income tax expense is due primarily to lesser pre-tax European income in fiscal 2001 compared to fiscal 2000. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pre-tax income (loss) and recognizing actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes.

Net income (loss).    The Company had net income in fiscal 2001 of $0.4 million compared to a net loss in fiscal 2000 of $0.4 million. The decrease in the net loss from the prior year to net income in the current year of $0.8 million is caused by the effect of the increase in operating income and the decrease in interest expense and income taxes, offset by the decrease in interest income and other income and the increase in minority interest in earnings of subsidiaries during fiscal 2001.

Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock.

Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $7.4 million to $7.6 million, the net loss per common share decreased from $0.71 per share to $0.39 per share. The weighted average number of shares outstanding increased from approximately 10.5 million shares last year to 19.7 million shares in the current year.

Six Months Ended July 31, 2000 (“fiscal 2001” or “current year”) Compared to Six Months Ended July 31, 1999 (“fiscal 2000” or “prior year”)

General.    Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2001 and fiscal 2000 at average rates of approximately 42.32 and 37.24 francs to the U.S. dollar, respectively. This decrease in the value of the Belgian franc of approximately 12.0% resulted in decreases in reported sales, cost of sales and other expenses in fiscal 2001 compared to fiscal 2000. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an “exchange rate difference”. The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2001, the Company had net gains from such instruments of $3.2 million. Realized gains on contracts closed during fiscal 2001 were $1.2 million. During fiscal 2000, the Company had net gains on such instruments of $5.8 million. Realized gains on contracts closed during fiscal 2000 were $1.3 million. The Company estimates the decrease in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the prior year to be approximately $2.9 million for the six months ended July 31, 2000.

Net Sales.    Consolidated net sales increased from $371.3 million in fiscal 2000 to $388.2 million in fiscal 2001, an increase of $16.9 million or 4.6%. Fiscal 2001 sales were unfavorably impacted by the decline in the value of the Belgian franc compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2001 sales would have increased by $38.2 million or approximately 10.3%.

Sales from European operations decreased from $157.8 million in fiscal 2000 to $156.1 million in fiscal 2001, a decrease of $1.7 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2001 sales increased by 12.5%, or the U.S. constant dollar equivalent (constant with the prior year) of $19.6 million, compared to fiscal 2000. Local currency sales of softside product improved by approximately 20% from the prior year while hardside product sales decreased by approximately 3%.

Sales from the Americas operations increased from $190.4 million in fiscal 2000 to $200.0 million in fiscal 2001, an increase of $9.6 million or 5.0%. U.S. Wholesale sales for the current year increased by $4.4 million from the prior year, retail sales increased by $1.2 million, and sales in the other Americas operations increased by $4.0 million or 17.2% from the prior year. Sales from Canada increased from $9.3 million in fiscal 2000 to $10.1 million in fiscal 2001, an increase of $0.8 million or 8.6%. Sales from Mexico increased from $9.6 million in fiscal 2000 to $11.3 million in fiscal 2001, an increase of $1.7 million or 17.7% and sales in other Latin American countries increased by $1.5 million primarily as a result of increases in Samsonite Brazil’s sales. The increase in U.S. Wholesale sales occurred primarily in the non-traditional distribution channels. Sales in the traditional (department and specialty store) distribution channels were down from the prior year as the result of competitive pressures caused by an increase in price based sales promotions among competitors and retailers and the store closing and inventory reduction of a large customer. U.S. Retail sales increased from $63.4 million in the prior year to $64.6 million in the current year. Comparable store sales decreased by 3.0% from the prior year due to continued lower consumer traffic in the outlet malls as well as aggressive discount pricing on discontinued and obsolete product.

Current year sales from Asian operations were $8.5 million higher than the prior year sales, a 55.6% increase over the prior year. The dramatic increase in Asian sales is the result of the strong positioning of the Samsonite brand and the economic recovery in the region.

Royalty revenues from licensing operations increased from $8.0 million in fiscal 2000 to $8.5 million in fiscal 2001, an increase of $0.5 million.

Gross Profit.    Consolidated gross profit for fiscal 2001 increased from fiscal 2000 by $5.5 million. Consolidated gross margin decreased by 0.4 percentage points. Lower consolidated gross profit margins are the result of higher material costs due to price increases in petroleum based materials, the impact of the strength of the U.S. dollar on Asian finished goods purchases and a change in sales mix from traditional to non-traditional channel sales in the U.S. operations.

Despite rising material costs, gross margins from European operations increased 0.2 percentage points from the prior year to 41.1% in fiscal 2001 due to reductions in fixed manufacturing costs.

Gross margins for the Americas decreased by 0.3 percentage points, from 40.4% in fiscal 2000 to 40.1% in fiscal 2001. This was primarily due to U.S. Wholesale gross profit margins which decreased from 35.0% in the prior year to 33.3% in the current year due to a higher mix of sales in the non-traditional channels which have lower gross margins during fiscal 2001.

U.S. Retail gross profit margins increased from 51.8% in fiscal 2000 to 52.2% in fiscal 2001 due primarily to higher sales volumes and reduced costs, offset partially by lower profit margins due to changes in the sales mix and increased direct product costs. During July 2000, U.S. Retail division prices were increased an average of 2.4% in an effort to increase gross profit margins.

Selling, General and Administrative Expenses (“SG&A”).    Consolidated SG&A increased by $2.3 million from fiscal 2000 to fiscal 2001. As a percent of sales, SG&A was 33.6% in fiscal 2001 and 34.6% in fiscal 2000.

SG&A for the Americas, including Corporate, decreased $1.3 million. Within the Americas, SG&A for Wholesale decreased by $2.2 million due mainly to reduced sales, a higher mix of non-traditional sales which have lower associated selling expenses and general cost reduction measures. Corporate SG&A decreased by $1.8 million, this is mainly due to lower Y2K readiness expenses, legal fees, stock option costs and general reduction of other SG&A costs. SG&A for other Americas increased by $1.5 million primarily due to increased sales volumes. SG&A for Retail increased by $1.2 million, primarily due to increased payroll and rent expenses. European SG& A increased by $1.7 million or 18% in local currency due to increased sales of 12% and additional costs associated with supporting the Samsonite Black Label Travel Wear product line, expanding retail operations, and distributing the Hedgren product line.

Amortization of intangible assets.    Amortization of intangible assets was lower than the prior year by $0.4 million because certain intangibles became fully amortized.

Operating income.    Operating income increased from the prior year to $28.3 million in fiscal 2001 compared to $24.7 million in fiscal 2000, an increase of $3.6 million or 14.6% The increase is a result of the increased sales volume and increase in royalties resulting in an increase in gross profit of $5.5 million and the reduction in amortization of intangibles of $0.4 million, net of the increase in SG&A of $2.3 million.

Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Interest income increased by $0.4 million compared to the prior year.

Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs decreased from $26.8 million in fiscal 2000 to $24.6 million in fiscal 2001, representing a decrease of 8.2%. The decrease is due primarily to the decrease in debt levels since the prior year. Included in interest expense is amortization of debt issue costs of $1.0 million in fiscal 2001 compared to $1.2 million in fiscal 2000.

Other income—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the decrease in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $2.9 million for the six months ended July 31, 2000. Other income, net for fiscal 2001 includes gains from forward exchange contracts of $3.2 million. Realized gains on contracts closed during fiscal 2001 were $1.2 million. During fiscal 2000, the Company had net gains on such instruments of $5.8 million. Realized gains on contracts closed during fiscal 2000 were $1.3 million.

Other income—net decreased by $1.9 million due to the decrease in gains from forward exchange contracts of $2.6 million, and a decrease in other expenses of $0.7 million.

Income tax expense.    Income tax expense increased from $5.8 million in fiscal 2000 to $6.0 million in fiscal 2001. The increase in income tax expense is due primarily to the increase in taxable income compared to the prior year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pre-tax income (loss) and recognizing actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes.

Net loss.    The Company had a net loss in fiscal 2001 of $1.8 million compared to a net loss in fiscal 2000 of $4.3 million. The decrease in the net loss from the prior year of $2.5 million is caused by the effect of the increase in operating income and the decrease in interest expense, offset by the decrease in interest income and other income and the increase in minority interest in earnings of subsidiaries during fiscal 2001.

Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock.

Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders decreased from $18.2 million to $17.7 million, the net loss per common share decreased from $1.73 per share to $0.90 per share. The weighted average number of shares outstanding increased from approximately 10.5 million shares last year to 19.7 million shares in the current year.

Liquidity and Capital Resources

Cash flows provided by operating activities as reflected on the consolidated statements of cash flows included elsewhere herein increased by $0.1 million compared with the prior year. At July 31, 2000, the Company had current assets in excess of current liabilities of $163.6 million compared to $159.1 million at January 31, 2000, an increase of $4.5 million. Current assets declined by $4.5 million primarily due to decreases in cash of $2.8 million, inventories of $6.9 million, offset by increases in receivables of $2.8 million and other current assets of $2.4 million. The Company uses an internal measurement referred to as “consolidated net working capital efficiency” to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company’s consolidated net working capital efficiency has improved from 31.2% for the twelve month period ended July 31, 1999 to 27.0% for the twelve month period ended July 31, 2000.

Long-term obligations (including current installments) increased from $432.5 million at January 31, 2000 to $439.4 million at July 31, 2000, an increase of $6.9 million, due to an increase in the amount outstanding under the Senior Credit Facility. At July 31, 2000, the Company’s Senior Credit Facility consists of a term loan arrangement with balances totaling $81.3 million, revolving credit line advances of $9.1 million, and undrawn availability of $84.4 million under the revolving credit portion of the facility. At July 31, 2000, the Company had approximately $6.5 million of outstanding letters of credit under the terms of the revolving credit portion of the facility. Additional borrowings under the senior credit facility are subject to the Company’s ability to meet and maintain the financial ratios.

The Company’s cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2001 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements and expansion plans during the next 12 months.

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company’s most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. As of September 6, 2000, the value of the Euro currency has declined by approximately 25% since its adoption. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations from the Euro or other currencies through foreign currency forward exchange contracts, options or other instruments which may be available to reduce economic exposure to currency fluctuations. As of September 6, 2000, the Company has not entered into any forward exchange contracts to hedge foreign currency exposure beyond the end of the current fiscal year. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) provides useful information regarding the Company’s ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company’s EBITDA for six months ended July 31, 2000 and 1999 and the three months ended July 31, 2000 and 1999 was $43.0 million, $41.4 million, $21.8 million and $22.2 million, respectively. However, these amounts include various items of income (expense), including gain (loss) on disposition of fixed assets, net, and other items, net, which together aggregate $0.1 million and $(1.6) million for the six months ended July 31, 2000 and 1999, respectively which management believes should be added to (deducted from) the calculation of EBITDA. These items were $1.8 million and less than $0.1 million in the three months ended July 31, 2000 and 1999, respectively. As adjusted for the aggregate of these items of other income (expense), EBITDA was $43.1 million and $39.8 million for the six months ended July 31, 2000, and 1999 and $23.6 million and $22.2 million for the three months ended July 31, 2000 and 1999.

Conversion to the Euro

On January 1, 1999, eleven countries in Europe adopted a common currency, the “euro” and exchange rates between the currencies of the eleven countries were fixed against the new euro. The former currencies of those eleven countries will remain legal tender as denominations of the euro until January 1, 2002 and goods and services may be paid for using either the euro or the former currency until that time. Approximately 75% of the Company’s European subsidiary’s (“Samsonite Europe”) sales are within these eleven countries. The euro conversion has a significant impact on the Company’s operations in terms of pricing policies, currency risk and exchange, information systems, and financial reporting. Samsonite Europe has been addressing euro implementation issues since fiscal 1998 and has formed two different project teams to address euro issues: one to address competitive and marketing issues and another to address administrative, financial and computer systems issues.

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

Samsonite Europe has adjusted its wholesale pricing to reduce product pricing differences between countries which have existed historically; however, price variations between countries will continue to exist at the retail level due to differences in transportation costs, value added tax rates, and dealer margins in the various European countries. Because of Samsonite Europe’s strong competitive position throughout the countries participating in the euro conversion and significant economic barriers to entry, the Company does not believe that potential increased competition and price transparency as a result of the euro will have an adverse effect on the Company’ s sales or results of operations.

Samsonite Europe currently intends to continue using the Belgian franc as its functional currency for financial reporting purposes until its fiscal year beginning January 1, 2001. Samsonite Europe’s information systems have been modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications are necessary to convert the functional currency to the euro. The target completion date for such modifications, which are being accomplished using existing internal staffing, is September 30, 2000. Most system modifications to date have also been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through June 30, 2000 of approximately $75,000 to implement the euro conversion and estimates that it will spend a total of approximately $100,000 to fully implement its euro conversion. These cost estimates do not include costs of existing internal staff who have devoted time to the euro conversion. All costs related to the Euro conversion have been charged to expense.

Effect of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), which is effective for fiscal years beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

In March 2000, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”—an interpretation of APB Opinion No. 25 (“FIN 44”). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 3000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company does not expect the impact on its financial position or results of operations to be material.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition” (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company does not expect the impact on its financial position or results of operations to be material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company’s strategies to address market risks and the types of financial instruments entered into to hedge market risks have not changed from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

At July 31, 2000, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $43.5 million compared to approximately $35.0 million at January 31, 2000. If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the six month period ended July 31, 2000 would be approximately $4.0 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains. As of September 6, 2000, the Company has not entered into any forward foreign exchange contracts to protect against foreign currency exchange rate risk beyond the end of the current fiscal year.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2000 and continues to be comprised primarily of the Company’s outstanding publicly traded senior subordinated notes having a face amount of $338.1 million. At January 31, 2000, the quoted market price of these notes was $85 per $100 of principal; at July 31, 2000, the quoted market price of these notes was $82.75 per $100 of principal.

At July 31, 2000, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.14% and a receive rate of 6.71%. The swap agreement dated November 8, 1999 has a two-year term and can be cancelled by either party to the swap after one year. The rate the Company receives reprices every three months.

At July 31, 2000, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of 1,400,000,000 Belgian francs ($33,138,000 at July 31, 2000), a pay rate of 5.01% and a receive rate of 4.329%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company and some of its officers, directors and shareholders have been named in shareholder class action lawsuits and a derivative action lawsuit filed between March 13, 1998 and March 9, 1999 in various courts, including Colorado State District Court and the United States District Court for the District of Colorado (collectively, the “Colorado Litigations”); and the Delaware Court of Chancery (the “ Delaware Litigation”). On April 9, 1999, the Company signed an agreement with a major insurance company that provides comprehensive insurance coverage for the defense and resolution of all of these litigations. The Company believes that substantially all of its costs to defend and resolve these litigations were recorded in the consolidated financial statements as of January 31, 1999. The Delaware Litigation was dismissed and the dismissal was affirmed on appeal.

On April 27, 2000, the Company and the other defendants in the Colorado Litigations signed a definitive settlement agreement with the plaintiffs that provides for a complete resolution of the Colorado Litigations. The settlement provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, will be fully released from all claims that were asserted or could have been asserted in the Colorado Litigations (in which the federal securities complaint has been amended to include the claims asserted in the Delaware Litigation). All amounts to be paid pursuant to the settlement will be paid entirely by Samsonite’s insurance carrier. Upon notice to the members of the putative class and shareholders of the Company, the Colorado federal court held a hearing on the fairness of the settlement for July 25, 2000. At that hearing, the court determined that the settlement is fair and reasonable to the class members and entered a judgment approving the settlement and dismissing the Colorado Litigations with prejudice. Subsequently, the Colorado state court entered a judgment dismissing the shareholder class action lawsuits pending in that court.

In addition, the Company is a party to various other legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 2—Changes in Securities

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

At the Company’s regular annual meeting of shareholders held on June 28, 2000, the Company’s stockholders elected directors and approved the proposal to ratify the appointment of KPMG LLP as independent auditors.

Emmanuel Cueff, Robert H. Falk and Mark H. Rachesky were elected as directors. Voting on the directors was as follows: Emmanuel Cueff—17,749,375 for, 29,550 against; Robert H. Falk—17,752,759 for, 26,166 against; Mark H. Rachesky—17,751,265 for, 27,660 against.

A proposal to approve and ratify the appointments of KPMG LLP as independent auditors of the Company and its subsidiaries for fiscal 2001 was approved (17,756,272 for, 14,443, against, 8,210 abstentions).

Item 5—Other Information

None.

Item 6—Exhibits and Reports on Form 8-K

(a) See Exhibit Index.
(b) Reports on Form 8-K.– None

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION
(Registrant)

By:	/s/ Richard H. Wiley

Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer and Secretary

Date: September 12, 2000

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. [1]

3.2	Certificate of Ownership and Merger dated July 14, 1995. [2]

3.3	By-Laws of the Company. [1]

4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York. [3]

4.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other
Special Rights of 137 /8 % Senior Redeemable Exchangeable Preferred Stock and Qualifications,
Limitations and Restrictions thereof. [4]

4.3	Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative,
Participating, Option and other Special Rights of 137 /8 % Senior Redeemable Exchangeable Preferred
Stock and Qualifications, Limitations and Restrictions thereof. [4]

4.4	Indenture, in respect of the 137 /8 % Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York. [4]

4.5	Form of Indenture, in respect of the 137 /8 % Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New
York. [4]

4.6	Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights
Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Series B Junior Participating
Preferred Stock as Exhibit C. [5]

4.7	First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent. [6]

4.8	Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent. [9]

4.9	Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A. [7]

4.10	Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A. [8]

4.11	First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A. [8]

10.1	Fifth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan
Agreement, dated as of June 29, 2000, between the Company, Samsonite Europe N.V. and Bank of
America, N.A., Fleet National Bank and various other lending institutions.

10.2	Stipulation of Settlement, dated as of April 28, 2000.

Exhibit	Description
27	Financial Data Schedule.

[1]	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214)
[2]	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
[3]	Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).
[4]	Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).
[5]	Incorporated by reference from the Company’s Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company’s Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).
[6]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1999.
[7]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 1999.
[8]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1998.
[9]	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1999.