Form 10-Q
period 2000-10-31
SAMSONITE CORP/FL
filed 2000-12-15
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                 to

Commission File Number: 0-23214

SAMSONITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3511556 (I.R.S. Employer Identification No.)

11200 East 45th Avenue, Denver, CO (Address of principal executive offices)	80239 (Zip Code)

                            (303) 373-2000
(Registrant's telephone number, including area code)

(Former name, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

    X       Yes                     No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,774,713 shares of common stock, par value $.01 per share, as of December 8, 2000.

FORM 10-Q

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of October 31, 2000 and January 31, 2000
(In thousands)

Assets	October 31, 2000	January 31, 2000

Current assets:
Cash and cash equivalents	$ 24,205	16,705
Trade receivables, net of allowances for doubtful accounts of $5,355 and $5,489	77,015	75,261
Notes and other receivables	15,231	10,438
Inventories (Note 2)	161,645	171,769
Prepaid expenses and other current assets	21,800	18,593

Total current assets	299,896	292,766

Property, plant and equipment, net (Note 3)	131,226	141,254

Intangible assets, less accumulated amortization of $55,643 and $52,178 (Note 4)	106,108	109,007

Other assets and long-term receivables, net of allowances for doubtful accounts of $521	16,990	17,553

	$554,220	560,580

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of October 31, 2000 and January 31, 2000
(In thousands, except share data)

Liabilities and Stockholders’ Equity (Deficit)	October 31, 2000	January 31, 2000

Current liabilities:
Short-term debt (Note 5)	$ 12,169	7,108
Current installments of long-term obligations (Note 5)	2,787	5,379
Accounts payable	48,008	46,950
Accrued liabilities	80,506	74,278

Total current liabilities	143,470	133,715

Long-term obligations, less current installments (Note 5)	427,324	427,094
Deferred income tax liabilities	13,719	15,695
Other noncurrent liabilities	41,498	48,425

Total liabilities	626,011	624,929

Minority interests in consolidated subsidiaries	10,848	10,009

Senior redeemable preferred stock, aggregate liquidation preference of $241,265 and $217,805; 237,062 and 190,034 shares issued and outstanding	231,354	207,125

Stockholders’ equity (deficit) (Notes 5 and 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,259,145 and 30,218,672 shares issued; 19,759,145 and 19,718,672 shares outstanding)	303	302
Additional paid-in capital	490,084	489,963
Accumulated deficit	(355,281)	(330,219)
Accumulated other comprehensive loss	(29,099)	(21,529)

	106,007	138,517
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ equity (deficit)	(313,993)	(281,483)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$ 554,220	560,580

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended October 31, 2000 and 1999
(In thousands, except per share data)

	Three Months Ended October 31,
	2000	1999
Net sales (Note 1E)	$202,529	208,227
Cost of goods sold	119,572	121,081

Gross profit	82,957	87,146

Selling, general and administrative expenses	66,260	67,963
Amortization of intangible assets	1,103	1,444

Operating income	15,594	17,739

Other income (expense):
Interest income	298	525
Interest expense and amortization of debt issue costs and premium	(12,504)	(12,951)
Other income (expense) — net (Note 6)	1,503	(1,608)

Income before income taxes and minority interest	4,891	3,705

Income tax expense	(2,872)	(3,308)
Minority interest in earnings of subsidiaries	(1,020)	(928)

Net income (loss)	999	(531)

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(8,344)	(7,314)

Net loss to common stockholders	$ (7,345)	(7,845)

Net loss per share — basic and diluted	$ (0.37)	(0.75)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the nine months ended October 31, 2000 and 1999
(In thousands, except per share data)

	Nine Months Ended October 31,
	2000	1999
Net sales (Note 1E)	$590,754	$579,491
Cost of goods sold	346,582	336,603

Gross profit	244,172	242,888

Selling, general and administrative expenses	196,782	196,235
Amortization of intangible assets	3,479	4,224

Operating income	43,911	42,429

Other income (expense):
Interest income	918	1,523
Interest expense and amortization of debt issue costs and premium	(37,058)	(39,800)
Other income — net (Note 6)	2,690	1,482

Income (loss) before income taxes and minority interest	10,461	5,634

Income tax expense	(8,883)	(9,103)
Minority interest in earnings of subsidiaries	(2,411)	(1,359)

Net loss	(833)	(4,828)

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(24,229)	(21,238)

Net loss to common stockholders	(25,062)	(26,066)

Net loss per share — basic and diluted	$ (1.27)	(2.48)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
for the nine months ended October 31, 2000
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Def icit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2000	$—	302	489,963	(21,529)	(330,219)	—	(420,000)
Net loss	—	—	—	—	(833)	(833)	—

Foreign currency translation adjustment	—	—	—	(7,570)	—	(7,570)	—

Comprehensive loss	—	—	—	—	—	$(8,403)	—

Issuance of 28,465 shares to directors for services	—	1	91	—	—		—

Exercise of 12,008 shares for exercise of employee stock options (Note 7)	—	—	30	—	—		—

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	—	(24,229)		—

Balance, October 31, 2000	$—	303	490,084	(29,099)	(355,281)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the nine months ended October 31, 2000 and 1999
(In thousands)

	Nine Months Ended October 31,
	2000	1999
Cash flows provided by operating activities:
Net loss	$ (833)	(4,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	16,100	15,904
Pension plan gains, net	(5,621)	(3,052)
Amortization of intangible assets	3,479	4,224
Amortization of debt issue costs and premium	1,563	1,584
Provision for doubtful accounts	1,483	3,357
Amortization of stock awards and stock issued for services	92	240
Compensation expense for adjustment of stock options	30	497

Changes in operating assets and liabilities:
Trade and other receivables	(7,185)	(15,585)
Inventories	11,606	20,455
Prepaid expenses and other current assets	(2,984)	(1,696)
Accounts payable and accrued liabilities	7,124	1,718
Other adjustments — net	(539)	868

Net cash provided by operating activities	$ 24,315	23,686

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the nine months ended October 31, 2000 and 1998
(In thousands)

	Nine Months Ended October 31,
	2000	1999
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(12,776)	(15,572)
Proceeds from sale of assets held for sale and property and equipment	566	1,510
Acquisition of interest in joint venture, net of cash acquired	117	—
Other, net	(1,822)	(1,541)

Net cash used in investing activities	(13,915)	(15,603)

Cash flows provided by (used in) financing activities:
Net borrowings of short-term obligations	2,061	796
Net borrowings (payments) on long-term obligations	2,739	(28,834)
Proceeds from issuance of preferred stock	—	25,410
Proceeds from exercise of employee stock options	—	19
Issuance costs of senior subordinated notes, senior preferred stock, and senior credit facility	—	(362)
Other, net	1,237	457

Net cash provided by (used in) financing activities	6,037	(2,514)

Effect of exchange rate changes on cash and cash equivalents	(8,937)	(7,475)

Net increase (decrease) in cash and cash equivalents	7,500	(1,906)

Cash and cash equivalents, beginning of period	16,705	41,932

Cash and cash equivalents, end of period	$ 24,205	40,026

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$ 26,789	28,047

Cash paid during the period for income taxes	$ 4,513	8,965

          See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Notes to Consolidated Financial Statements

1.	General

	A.	Business

The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite, American Tourister, and Lark brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and related products through its Company-owned stores. In addition, the Company manufactures and distributes fashion oriented clothing and footwear in Europe, Asia and the United States and also operates a custom injection molding operation in Canada.

	B.	Interim Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair statement of the financial position as of October 31, 2000 and results of operations for the three and nine month periods ended October 31, 2000 and 1999. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

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

Net loss per common share for the three months ended October 31, 2000 and 1999 and the nine months ended October 31, 2000 and 1999 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,753,276, 10,512,114, 19,737,642 and 10,518,428 , respectively. Basic earnings per share and earnings per share - assuming dilution are the same for the three and nine month periods ended October 31, 2000 and 1999 because of the antidilutive effect of common stock equivalents when there is a net loss to common stockholders.

E.	Royalty Revenues

The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $12,930,000 and $12,336,000 for the nine months ended October 31, 2000 and 1999, respectively, and $4,403,000 and $4,357,000 for the three months ended October 31, 2000 and 1999, respectively.

F.	Reclassifications

Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 31, 2000 presentation.

G.	Acquisition of Interest in Joint Venture

On June 27, 2000, the Company acquired from its joint venture partner, its 50% interest in Chai Tai Samsonite (H.K.) Ltd. ("Chai Tai"), a joint venture formed to manufacture and distribute luggage in China, for $500,000. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. Upon the acquisition, the financial statements of Chai Tai are consolidated with the Company's.

2.	Inventories

	Inventories consisted of the following :

		October 31, 2000	January 31, 2000
		(In thousands)
	Raw Materials	$33,091	37,964
	Work in Process	6,309	6,338
	Finished Goods	122,245	127,467

		$161,645	171,769

3.	Property, Plant and Equipment

	Property, plant and equipment consisted of the following:

		October 31, 2000	January 31, 2000
		(In thousands)
	Land	$11,262	11,547
	Buildings	67,765	69,913
	Machinery, equipment and other	146,549	147,539

		225,576	228,999
	Less accumulated amortization and depreciation	$(94,350)	(87,745)

		$131,226	141,254

4.	Intangible Assets

	Intangible assets, net of accumulated amortization, consisted of the following:

		October 31, 2000	January 31, 2000
		(In thousands)
	Trademarks	$98,938	101,561
	Licenses, patents and other	7,170	7,446

		$106,108	109,007

5.	Debt

	Debt consisted of the following:

		October 31, 2000	January 31, 2000
		(In thousands)
	Senior Credit Facility (a)
	Term loan	$78,643	83,354
	Revolving credit	6,230	—
	Senior Subordinated Notes (b)	338,050	338,050
	Other obligations (c)	16,246	13,827
	Capital lease obligations	2,579	3,818
	Series B Senior Subordinated Notes (d)	532	532

	Total debt	442,280	439,581
	Less short-term debt and current installments of long-term obligations	(14,956)	(12,487)

	Long-term obligations less current installments	$427,324	427,094

(a)

The Senior Credit Facility provides for a $100 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. As of October 31, 2000, the Company had $6.5 million in letters of credit outstanding under the Senior Credit Facility. The amount available for borrowing under the Senior Credit Facility at October 31, 2000 was $87.3 million.

At October 31, 2000, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.14%, and a variable receive rate of 6.71%. The swap agreement dated November 8, 1999 has a two-year term and can be canceled by the payor of the variable rate after one year. The rate the Company receives reprices every three months. The swap agreement terminated on November 8, 2000.

At October 31, 2000, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of 1,400,000,000 Belgian francs ($30,604,000 at October 31, 2000), a pay rate of 5.01% and a receive rate of 4.784%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

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

(b)	The Senior Subordinated Notes (the "Notes") bear interest at 10¾% and mature on June 15, 2008. The Notes are redeemable at the option of the Company at various redemption prices specified in the Notes. The indenture under which the Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

(c)	Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries aggregating $13.6 million and $2.6 million of secured financing arrangements with foreign banks.

(d)	The Series B Senior Subordinated Notes (the "Series B Notes") bear interest at 11 1 /8% and have a maturity date of July 15, 2005.

6.	Other Income (Expense) - Net

	Other income (expense) - net consisted of the following:

		Three months ended October 31,		Nine months ended October 31,
		2000	1999	2000	1999
		(In thousands)
	Net gain (loss) from foreign currency forward delivery contracts	$2,126	(479)	5,372	5,287
	Equity in earnings (loss) of unconsolidated affiliate	—	(187)	52	(384)
	Foreign currency transaction loss, net	(690)	(322)	(2,106)	(1,516)
	Gain (loss) on disposition of fixed assets, net	(155)	(10)	(72)	(42)
	Other, net	222	(610)	(556)	(1,863)

		$1,503	(1,608)	2,690	1,482

7.	Employee Stock Options

  The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the January 31, 2000 Form 10-K for a description of such plans.

  At October 31, 2000, the Company had outstanding options for a total of 2,086,931 shares at exercise prices ranging from $2.50 to $10.00 per share. Options for 987,518 shares were exercisable at October 31, 2000 at a weighted average exercise price of $7.01 per share. Options for 12,008 shares under the 1995 Stock Option and Award Plan were exercised at an average exercise price of $2.50 per share during the nine months ended October 31, 2000.

8.	Segment Information

  Effective for the year ended January 31, 1999, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. Certain information for October 31, 1999 has been reclassified from the prior year's presentation in order to conform to the October 31, 2000 presentation.

  The Company's principal line of business is the manufacture and distribution of luggage, casual bags, business cases and related products. Management of this business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations, Canada, Latin America, and South America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company, royalties from a Japanese luggage licensee and corporate overhead. In addition, the Company manufactures and distributes fashion oriented clothing and footwear in Europe, Asia and the United States and operates a custom inspection molding operation in Canada which is included in the geographic information presented.

  The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based.

  Segment information for the nine-month and three-month periods ended October 31, 2000 and 1999 is as follows:

Nine months ended October 31,
2000	Europe	U.S. Wholesale	US Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$238,929	161,001	97,396	42,767	37,941	12,720	—	590,754
Intersegment revenues	$3,369	38,822	—	21	2,148	—	(44,360)	—
Operating income (loss) (a)	$32,575	(1,793)	3,499	2,882	5,946	822	(20)	43,911
Total assets	$181,043	132,499	29,915	51,893	29,787	227,747	(98,664)	554,220

1999

Revenues from external customers	$243,623	166,346	96,812	36,309	24,548	11,853	—	579,491
Intersegment revenues	$3,210	43,562	—	274	1,071	—	(48,117)	—
Operating income (loss) (a)	$36,418	2,637	4,052	1,549	3,355	47	(5,629)	42,429
Total assets	$184,013	174,414	32,787	47,005	20,011	235,098	(94,998)	598,330

Three months ended October 31,
2000	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$82,815	53,158	32,841	15,212	14,153	4,643	(293)	202,529
Intersegment revenues	$1,224	12,719	—	1	819	—	(14,763)	—
Operating income (loss) (a)	$10,926	(3,541)	1,127	1,179	2,326	3,954	(377)	15,594
Total assets	$181,043	132,499	29,915	51,893	29,787	227,747	(98,664)	554,220

1999

Revenues from external customers	$85,857	62,894	33,430	12,803	9,110	4,410	(277)	208,227
Intersegment revenues	$1,685	13,203	—	25	211	—	(15,124)	—
Operating income (loss) (a)	$12,656	2,863	1,384	739	1,283	4,548	(5,734)	17,739
Total assets	$184,013	174,414	32,787	47,005	20,011	235,098	(94,998)	598,330

(a)

  Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income - net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangible assets are included in other operations.

  The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the nine months ended October 31, 2000 and 1999, the Company had net gains (losses) from such transactions of $5,372,000 and $5,287,000, respectively, which are included in nonoperating income. For the three months ended October 31, 2000 and 1999, the Company had net gains (losses) from such transactions of $2,126,000 and $(479,000), respectively.

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

  On April 27, 2000, the Company and the other defendants in the Colorado Litigations signed a definitive settlement agreement with the plaintiffs that provides for a complete resolution of the Colorado Litigations. The settlement provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, will be fully released from all claims that were asserted or could have been asserted in the Colorado Litigations (in which the federal securities complaint has been amended to include the claims asserted in the Delaware Litigation). All amounts to be paid pursuant to the settlement will be paid entirely by Samsonite's insurance carrier. Upon notice to the members of the putative class and shareholders of the Company, the Colorado federal court held a hearing on the fairness of the settlement for July 25, 2000. At that hearing, the court determined that the settlement is fair and reasonable to the class members and entered a judgment approving the settlement and dismissing the Colorado Litigations with prejudice. Subsequently, the Colorado state court entered a judgment dismissing the shareholder class action lawsuits pending in that court. Both judgments have become final.

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

  Results of Operations

  Three Months Ended October 31, 2000 ("fiscal 2001" or "current year") Compared to Three Months Ended October 31, 1999 ("fiscal 2000" or " prior year")

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

  Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2001 and fiscal 2000 at average rates of approximately 44.32 and 38.10 francs to the U.S. dollar, respectively. This weakening of the Belgian franc in relation to the U.S. dollar of approximately 14% resulted in decreases in reported sales, cost of sales, SG&A expenses and operating earnings in fiscal 2001 compared to fiscal 2000. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2001, the Company had net gains from such instruments of $2.1 million. Realized gains on contracts closed during the third quarter of fiscal 2001 were $1.9 million. During fiscal 2000, the Company had net loss on such instruments of $0.5 million. Realized gains on contracts closed during the third quarter of fiscal 2000 were $1.4 million. The Company estimates the reduction in reported operating income because of the exchange rate difference from the strengthening of the U.S. dollar versus the Belgian franc from the same quarter in the prior year to be approximately $1.8 million for the three months ended October 31, 2000.

  Net Sales. Consolidated net sales decreased from $208.2 million in fiscal 2000 to $202.5 million in fiscal 2001, a decrease of $5.7 million, or 2.7%. Fiscal 2001 sales were negatively impacted by the decline in the value of the Belgian franc compared to the US dollar. Without the effect of the exchange rate difference, fiscal 2001 sales would have increased by $7.9 million, or approximately 3.8%.

  Sales from European operations decreased from $85.9 million in fiscal 2000 to $82.8 million in fiscal 2001, a decrease of $3.1 million. However, expressed in the local European reporting currency (Belgian francs), fiscal 2001 sales increased by 12.2%, or the US constant dollar equivalent of $10.5 million, compared to fiscal 2000. Local currency sales of softside product improved by approximately 19% from the prior year while hardside product sales decreased by approximately 7%. Europe's local currency sales increases were in spite of sales price increases (which we do not believe has negatively affected volumes) and the interruption of transportation systems caused by social protest which have negatively affected trade in many European countries. In reaction to higher oil related material costs and higher costs related to the weakening of the Belgian franc in relation to the US Dollar, the Company instituted a price increase averaging approximately 2% during August 2000 in Europe.

  Sales from the Americas operations decreased from $109.1 million in fiscal 2000 to $101.2 million in fiscal 2001, a decrease of $7.9 million, or 7.2%. US Wholesale sales for the third quarter decreased by $9.7 million, or 15% from the prior year, US Retail division sales decreased by $0.6 million, or 2% from the prior year, and sales in the Other Americas operations increased by $2.4 million, or 19% from the prior year. US Wholesale sales decreased from $62.9 million in the prior year to $53.2 million in fiscal 2001. The decline in US Wholesale sales is the result of higher discounts and markdowns on discontinued products due to an increase in price-based sales promotions by our competition. In addition, the Company accelerated the discontinuance and closeout of the Silhouette 6 product line, our single largest product line in the United States, to prepare for the introduction of Silhouette 7 later this year. Sales to the warehouse club distribution channel in the United States were lower than in the prior year. Sales in the US Retail division decreased slightly from $33.4 million to $32.8 million in fiscal 2001, or 2%. Comparable store sales in the US Retail division declined 5% from the same quarter in the prior year due to lower consumer traffic in the outlet malls and promotional price discounting in other retail channels. The total number of retail stores open at October 31, 2000 of 213 is unchanged from the number open at October 31, 1999. Sales in Canada increased from $4.4 million in fiscal 2000 to $5.7 million in fiscal 2001, or 30%. Sales in Mexico increased from $5.7 million in fiscal 2000 to $6.2 million in fiscal 2001, or 9% and sales in other Latin American countries increased from $2.8 million in fiscal 2000 to $3.4 million in fiscal 2001, or 22%.

  Third quarter sales for the Asian operations were $5.0 million higher than the prior year sales, which is a 56% increase over the prior year third quarter. The dramatic increase in Asian sales is the combined result of the strong positioning of the Samsonite brand and an economic recovery in the region.

  Revenues from licensing operations increased from $4.1 million in the prior year to $4.4 million in fiscal 2001. The increase is due primarily to an increase in royalty revenues from Samsonite and American Tourister label licensees.

  Gross profit. Consolidated gross profit for fiscal 2001 decreased from fiscal 2000 by $4.2 million. Consolidated gross margin as a percentage of sales decreased by 0.9 margin points, from 41.9% in fiscal 2000 to 41.0% in fiscal 2001.

  Gross margins from European operations decreased 1.4 percentage points from the prior year to 41.1% in fiscal 2001. The decrease in European gross profit margins is due primarily to higher prices on purchased softside products caused by the strength of the US dollar, higher petroleum based material costs and increased sales of products which carry lower gross profit margins. The interruption in Europe of transportation systems due to social protest also negatively affected gross profit margins by causing inefficiencies in production scheduling. During the third quarter the Company adopted sales price increases on European products to partially counter product and material cost increases. However, the Company expects that European gross margins will continue to be negatively affected by higher product and material costs through at least the remainder of the year.

  Gross margins for the Americas decreased by 2.6 percentage points, from 39.4% in fiscal 2000 to 36.8% in fiscal 2001. US Wholesale gross profit margins decreased from 33.8% in the prior year to 27.8% in the current year due to price discounts, markdowns on discontinued product sales and lower total sales volumes. US Retail gross profit margins for the quarter declined by 1.4 percentage points from 52.1% in fiscal 2000 to 50.7% in fiscal 2001. US Retail gross margins continue to be negatively affected by promotional pricing activities caused by discounting in other retail distribution channels.

  Partially offsetting the declines in other regions, gross margins for the Other Americas and Asia increased by 3.9 and 5.1 percentage points, respectively, due primarily to the impact of increased sales volumes.

  Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A decreased by $1.7 million from fiscal 2000 to fiscal 2001. As a percent of sales, SG&A was 32.7% in fiscal 2001 compared to 32.6% in fiscal 2000.

  SG&A for the Americas, including the Corporate division, decreased by $2.9 million. Within the Americas, SG&A for US Retail decreased by $0.5 million. SG&A for Corporate and US Wholesale decreased $3.4 million due primarily to the increase in pension income and lower compensation expense in the current year. SG&A for Other Americas operations increased by $1.0 million in support of higher sales volumes for that region. European SG&A decreased by $0.7 million. Excluding the effect of exchange rate changes, Europe's SG&A increased by

  $3.0 million, or 13% in local currency due to a 12% increase in sales volumes and additional costs to support new product lines and expanding retail operations. SG&A for Asia was $1.9 million higher than the prior year in support of their sales volume growth, and SG&A for licensing was approximately equal to the prior year.

  Amortization of intangible assets. Amortization of intangible assets was lower from prior year by $0.3 million due to certain intangibles becoming fully amortized.

  Operating income. Operating income declined from $17.7 million in fiscal 2000 to $15.6 million in fiscal 2001, a decrease of $2.1 million. The decline is the net result of lower sales volume and gross profit, net of declines in SG&A of $1.7 million and amortization of intangibles of $0.3 million.

  Interest income. Interest income includes interest received from the temporary investment of excess cash balances. Interest income decreased by $0.2 million compared to the prior year.

  Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $13.0 million in fiscal 2000 to $12.5 million in fiscal 2001. The decline in interest expense is due primarily to a decline in debt levels since the prior year which is partially offset by higher interest rates in the current year. Included in interest expense is the amortization of debt issue costs of $0.5 million in both fiscal 2001 and fiscal 2000.

  Other income (expense) - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense) - net. Other income (expense) changed from expense of $1.6 million in fiscal 2000, to income of $1.5 million in fiscal 2001. The increase in other income from the prior year is due to an increase in gains from foreign currency forward delivery contracts of $2.6 million and a reduction in other expenses of $0.5 million.

  The Company enters into forward exchange contracts to reduce its exposures to changes in exchange rates. The Company estimates the reduction in operating income because of the exchange rate effect from the strengthening of the US dollar versus the Belgian franc from the same quarter in the prior year to be approximately $1.8 million for the three months ended October 31, 2000. Other income for the third quarter of fiscal 2001 includes a net gain from foreign currency forward delivery contracts of $2.1 million. Realized gains on contracts closed during the third quarter of fiscal 2001 were $1.9 million. In the third quarter of fiscal 2000, such transactions resulted in a loss of $0.5 million. Realized gains on contracts closed during the third quarter of fiscal 2000 were $1.4 million. The net gain (loss) recorded for such contracts for the three months ended October 31, 2000 and 1999 results primarily from forward exchange contracts entered to reduce economic exposure to fluctuations in currency exchange rates for the Belgian franc. The ultimate realization of gains (losses) from such contracts is subject to fluctuations in the exchange rate of the US dollar against the Belgian franc until the contracts are closed.

  Income tax expense. Income tax expense decreased from $3.3 million in fiscal 2000 to $2.9 million in fiscal 2001. The decrease is due primarily to lower European pretax earnings and the decrease in the reported amount of European taxes due to the exchange rate effect. The relationship between the expected income tax benefit computed by applying the US statutory rate to the pretax loss and actual income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on US deferred tax assets, and (iii) state and local income taxes.

  Net loss. The Company had net income in fiscal 2001 of $1.0 million compared to a net loss in fiscal 2000 of $0.5 million. The change in the net income (loss) from the prior year of $1.5 million is caused by the effect of the decrease in operating income and interest income and the increase in minority interest which was more than offset by the increase in other income and the decrease in interest and income tax expense.

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

  Nine Months Ended October 31, 2000 ("fiscal 2001" or "current year") Compared to Nine Months Ended October 31, 1999 ("fiscal 2000" or "prior year")

  General. Results of European operations were translated from Belgian francs to US dollars in fiscal 2001 and fiscal 2000 at average rates of approximately 43.02 and 37.55 francs to the US dollar, respectively. This weakening of the Belgian franc in relation to the US dollar of approximately 13% resulted in decreases in reported sales, cost of sales, SG&A expenses and operating earnings in fiscal 2001 compared to fiscal 2000. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in other income. During fiscal 2001, the Company had net gains from such instruments of $5.4 million; during fiscal 2000, the Company had net gains on such instruments of $5.3 million. Realized gains from contracts closed during fiscal 2001 and 2000 were $3.1 million and $2.6 million, respectively. The Company estimates the reduction in operating income from the strengthening of the US dollar versus the Belgian franc from the same period in the prior year to be approximately $4.7 million for the nine months ended October 31, 2000.

  Net Sales. Consolidated net sales increased from $579.5 million in fiscal 2000 to $590.8 million in fiscal 2001, an increase of $11.3 million, or 1.9%. Fiscal 2001 sales were unfavorably impacted by the increase in the value of the US dollar compared to the Belgian franc. Without the effect of the exchange rate difference, fiscal 2001 sales would have increased by $46.1 million, or approximately 8%.

  Sales from European operations decreased from $243.6 million in fiscal 2000 to $238.9 million in fiscal 2001, a decrease of $4.7 million. Expressed in the local European reporting currency (Belgian francs), fiscal 2001 sales increased by 12.4%, or the US constant dollar equivalent of $30.1 million, compared to fiscal 2000. Sales of softside product improved by approximately 19% from prior year while hardside product sales decreased by approximately 5%. Europe's local currency sales increases continue to be strong. However, continued inflationary pressure in Europe could result in more European interest rate hikes and result in lower consumer spending which would negatively affect future European revenues. In reaction to higher oil related material costs and higher costs related to the weakening of the Belgian franc in relation to the US dollar, the Company instituted a price increase averaging approximately 2% in August 2000 in Europe.

  Sales from the Americas operations increased from $299.5 million in fiscal 2000 to $301.2 million in fiscal 2001, an increase of $1.7 million. US Wholesale sales for the current year decreased by $5.3 million from the prior year, US Retail sales increased by $0.6 million, and sales in the Other Americas operations increased by $6.4 million from the prior year. US Wholesale sales decreased from $166.3 million in the prior year to $161.0 million in fiscal 2001. The decline in US Wholesale sales is the result of higher discounts and markdowns on discontinued products due to an increase in price-based sales promotions by our competition. In addition, the Company accelerated the discontinuance and closeout of the Silhouette 6 product line, our single largest product line in the United States, to prepare for the introduction of Silhouette 7 later this year. Sales to the warehouse club distribution channel in the United States were 45% lower than in the prior year. Sales to the traditional channel which includes sales of exclusive label product to department stores were 4% lower than in the prior year. However, sales to mass merchant type retailers and other non-traditional luggage retailers increased 15% over the prior year. Sales in the US Retail division increased from $96.8 million in the prior year to $97.4 million in fiscal 2001. However, comparable store sales in the US Retail division declined 3.7% from the same period in the prior year. US Retail comparable store sales continue to be negatively affected by promotional price discounting in other retail channels and decreased outlet mall traffic. Within the Other Americas division, sales in Canada increased $2.1 million, or 15%; sales in Mexico increased $2.2 million, or 14%; and sales in other Latin American countries increased $2.1 million, or 30%.

  Sales for the Asian operations were $13.4 million higher than the prior year, which is a 55% increase. The dramatic increase in Asian sales is due to the combination of the strong positioning of the Samsonite brand and the economic recovery in the region.

  Revenues from licensing operations increased $0.9 million over the prior year to $12.7 million in fiscal 2001. The increase is due to an increase in revenues from our Japanese luggage licensee and from Samsonite and American Tourister label licensees.

  Gross profit. Consolidated gross profit for fiscal 2001 increased from fiscal 2000 by $1.3 million. Consolidated gross margin decreased by 0.6 margin points, from 41.9% in fiscal 2000 to 41.3% in fiscal 2001.

  Gross margins from European operations decreased 0.4 percentage points from 41.5% in the prior year to 41.1% in fiscal 2001. The decrease in European gross profit margins is due primarily to higher oil prices, higher prices on purchased softside products caused by the strength of the US dollar, higher petroleum based material costs and increased sales of products which carry lower gross profit margins, offset by lower fixed manufacturing costs. During the third quarter, the Company adopted sales price increases on European products to partially counter product and material cost increases. However, the Company expects that European gross margins will continue to be negatively affected by higher product and material costs through at least the remainder of the year.

  Gross margins for the Americas decreased by 1.0 percentage points, from 40.0% in fiscal 2000 to 39.0% in fiscal 2001. This was primarily due to US Wholesale gross profit margin which decreased from 34.5% in the prior year to 31.5% in the current year due to higher discounts and markdowns on discontinued product sales and lower total sales volumes. The US Wholesale business continues to be negatively affected by major competitor closeouts and price competition in the department and specialty store channels. US Retail gross margins were lower at 51.7% in fiscal 2001 compared to 51.9% in fiscal 2000.

  Partially offsetting the declines in other regions, gross margins for the Other Americas and Asia increased by 3.9 and 1.3 percentage points, respectively, due primarily to the impact of increased sales volumes.

  Selling, General and Administrative Expenses ("SG&A"). Consolidated SG&A increased by $0.5 million from fiscal 2000 to fiscal 2001. As a percent of sales, SG&A was 33.3% in fiscal 2001 and 33.9% in fiscal 2000.

  SG&A for the Americas, including the Corporate division, decreased $4.2 million. Within the Americas, SG&A for Corporate and US Wholesale combined decreased $7.4 million due primarily to the reduction of accrued pension costs and accrued performance incentive compensation at Corporate and the reduction of inventory reserves, lower dealer advertising, and lower general and administrative costs in the US Wholesale division. SG&A for US Retail increased by $0.7 million due primarily to increased rent and payroll costs. SG&A for Other Americas increased by $2.5 million primarily due to increased sales volumes. SG&A for Europe increased $1.0 million. Excluding the effect of exchange rate changes, Europe's SG&A increased by $10.6 million, or 16% in local currency due to a 12% increase in sales volumes and additional costs to support the Samsonite Black Label Travel Wear product line, expanding retail operations, and the distribution of the Hedgren product line. SG&A for Asia was $3.8 million higher than the prior year in support of their sales volume growth, and SG&A for licensing operations was $0.1 million lower than the prior year.

  Amortization of intangible assets. Amortization of intangible assets was lower than the prior year by $0.7 million because certain intangibles became fully amortized.

  Operating income. Operating income improved from $42.4 million in fiscal 2000 to $43.9 million in fiscal 2001, an increase of $1.5 million. The increase is a result of the increased sales volume and resulting increase in gross profit of $1.3 million and lower amortization of intangibles expense of $0.7 million, offset by an increase in SG&A of $0.5 million.

  Interest income. Interest income includes interest received from the temporary investment of excess cash balances. Interest income decreased by $0.6 million compared to the prior year.

  Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs decreased from $39.8 million in fiscal 2000 to $37.1 million in fiscal 2001 representing a decrease of 6.8%. The decline in interest expense is due primarily to a decline in debt levels since the prior year which is partially offset by higher interest rates in the current year. Included in interest expense is amortization of debt issue costs of $1.6 million in fiscal 2001 and fiscal 2000.

  Other income - net. See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income - net. Other income - net increased by $1.2 million from $1.5 million in fiscal 2000 to $2.7 million in fiscal 2001. The increase in other income is due primarily to the reduction in legal and bank amendment fees of $1.0 million incurred in the prior year, higher equity in earnings of affiliate of $0.4 million in the current year and a reduction in other miscellaneous expenses of $0.4 million, partially offset by an increase in transactional exchange losses of $0.6 million compared to the prior year.

  The Company enters into forward exchange contracts to hedge its exposures to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $4.7 million and $0.6 million for the nine months ended October 31, 2000 and 1999, respectively. Other income for fiscal 2001 includes income from forward exchange contracts of $5.4 million. Realized gains on contracts closed during the nine month period were $3.1 million. In fiscal 2000, such transactions resulted in a gain of $5.3 million, including a realized gain of $2.6 million. The income recorded for the nine months ended October 31, 2000 and October 31, 1999 results primarily from forward exchange contracts entered to reduce economic exposure to fluctuations in currency exchange rates for the Belgian franc. The ultimate realization of this amount is subject to fluctuations in the exchange rate of the U.S. dollar against the Belgian franc when the contracts are closed.

  Income tax expense. Income tax expense decreased from $9.1 million in fiscal 2000 to $8.9 million in fiscal 2001. The decrease in current year taxes is due primarily to lower European pretax earnings and the decrease in the reported amount of European taxes due to the exchange rate effect. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax loss and actual income tax expense recognized results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) valuation allowances provided on deferred tax assets, and (iii) state and local income taxes. A deferred tax benefit has not been provided for U.S. operating losses.

  Net loss. The Company had a net loss in fiscal 2001 of $0.8 million compared to a net loss in fiscal 2000 of $4.8 million. The decrease in the net loss from the prior year of $4.0 million is caused by the effect of the increases in operating and other income and a decrease in interest and income tax expense, offset by the decrease in interest income and increase in minority interest during fiscal 2001.

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

  Liquidity and Capital Resources

  Cash flows provided by operating activities as reflected on the consolidated statements of cash flows included elsewhere herein increased by $0.6 million compared with the prior year. At October 31, 2000, the Company had current assets in excess of current liabilities of $156.4 million compared to $159.1 million at January 31, 2000, a decrease of $2.7 million. Current assets increased by $7.1 million, primarily due to increases in trade and other receivables of $6.5 million, cash of $7.5 million and prepaid expenses and other current assets of $3.2 million, net of decreases in inventories of $10.1 million. The Company uses an internal measurement referred to as "consolidated net working capital efficiency" to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company's consolidated net working capital efficiency has improved from 32.8% for the twelve month period ended October 31, 1999 to 27.1% for the twelve month period ended October 31, 2000.

  Long-term obligations (including current installments) decreased from $432.5 million at January 31, 2000 to $430.1 million at October 31, 2000, a decrease of $2.4 million. At October 31, 2000, the Company's Senior Credit Facility consists of a term loan arrangement with balances totaling $78.6 million, revolving credit line advances of $6.2 million, and undrawn availability of $87.3 under the revolving credit portion of the facility. At October 31, 2000, the Company had approximately $6.5 million of outstanding letters of credit under the terms of the revolving credit portion of the facility. Additional borrowings under the Senior Credit Facility could be limited by the Company's ability to meet and maintain the financial ratios required under the Senior Credit Facility after giving effect to any additional borrowings.

  The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2001 operations, scheduled payments of principal and interest on indebtedness, income taxes and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements and expansion plans during the next 12 months.

  The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. To the extent the company maintains foreign currency denominated debt balances in respect to its foreign operations, the Company's exposure to foreign currency changes to reduced. As of October 31, 2000, the value of the Euro currency has declined approximately 27% since its adoption. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations from the Euro or other currencies through foreign currency forward exchange contracts, options or other instruments which may be available to reduce economic exposure to currency fluctuations. As of October 31, 2000, the Company has not entered into any forward exchange contracts to hedge foreign currency exposure beyond the end of the current fiscal year. Geographic concentrations of credit risk with respect to trade receivables are not considered significant as a result of the diverse geographic areas covered by the Company's operations.

  The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for nine months ended October 31, 2000 and 1999 and the three months ended October 31, 2000 and 1999 was $66.2 million, $64.0 million, $23.1 million and $22.6 million, respectively. However, these amounts include various items of income (expense), including gain (loss) on disposition of fixed assets, net, and other items, net, which together aggregate $0.4 million and $1.4 million for the nine months ended October 31, 2000 and 1999, respectively, and $0.4 million and $3.0 million for the three months ended October 31, 2000 and 1999, respectively, which management believes should be added to (deducted from) the calculation of EBITDA. As adjusted for the aggregate of these items of other income (expense), EBITDA was $66.6 million and $65.4 million for the nine months ended October 31, 2000, and 1999 and $23.5 million and $25.6 million for the three months ended October 31, 2000 and 1999.

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

  The Company believes the adoption of the Euro will have a positive effect on Samsonite Europe's operations. Having a common currency among many of the countries that Samsonite Europe sells into will reduce the administrative burden of multiple currencies as well as reduce the costs of hedging and exchanging currencies and resulting exchange gains and losses. Additionally, if the Euro becomes accepted in the international money markets, Samsonite Europe may also reduce its currency risk against the U.S. dollar for purchases of goods in the Far East by using the Euro to pay for such purchases rather than the U.S. dollar, which is currently the primary currency used in international trade. Because of the weakness in the Euro since its adoption, the Company does not expect this to occur within the next fiscal year.

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

  Samsonite Europe currently intends to continue using the Belgian franc as its functional currency for financial reporting purposes until its fiscal year beginning January 1, 2001. As of December 31, 1998, Samsonite Europe's information systems were modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the Euro, while converting financial reporting to the functional currency (the Belgian franc). Additional extensive system modifications were necessary to convert the functional currency to the Euro. Those modifications have been accomplished. Most of the system modifications have been accomplished using internal staffing with minimal incremental costs. The Company estimates that it has incurred incremental costs of approximately $100,000 to implement its Euro conversion. All costs related to the Euro conversion have been charged to expense.

  Effect of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (''FAS 133''), which is effective for fiscal years beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not believe that the implementation of this standard will have a material impact on its financial condition or statements of operations.

  In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" - an interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company has determined that the implementation of this interpretation will not have a material impact on its financial position or results of operations.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has determined that the impact on its financial position or results of operations will not be material.

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

  At October 31, 2000, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $37.7 million compared to approximately $35.0 million at January 31, 2000.

  If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the nine month period ended October 31, 2000 would be approximately $3.5 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains.

  The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2000 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $338.1 million. At January 31, 2000, the quoted market price of these notes was $85 per $100 of principal; at October 31, 2000, the quoted market price of these notes was $77 per $100 of principal.

  At October 31, 2000, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.14%, and a receive rate of 6.71%. The swap agreement dated November 8, 1999 has a two-year term and can be canceled by the payor of the variable rate after one year. The rate the Company receives reprices every three months. The swap agreement terminated on November 8, 2000.

  At October 31, 2000, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of 1,400,000,000 Belgian francs ($30,604,000 at October 31, 2000), a pay rate of 5.01% and a receive rate of 4.784%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

  SAMSONITE CORPORATION

  PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings

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

  On April 27, 2000, the Company and the other defendants in the Colorado Litigations signed a definitive settlement agreement with the plaintiffs that provides for a complete resolution of the Colorado Litigations. The settlement provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, will be fully released from all claims that were asserted or could have been asserted in the Colorado Litigations (in which the federal securities complaint has been amended to include the claims asserted in the Delaware Litigation). All amounts to be paid pursuant to the settlement will be paid entirely by Samsonite's insurance carrier. Upon notice to the members of the putative class and shareholders of the Company, the Colorado federal court held a hearing on the fairness of the settlement for July 25, 2000. At that hearing, the court determined that the settlement is fair and reasonable to the class members and entered a judgment approving the settlement and dismissing the Colorado Litigations with prejudice. Subsequently, the Colorado state court entered a judgment dismissing the shareholder class action lawsuits pending in that court. Both judgments have become final.

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
Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer
and Secretary

Date: December 14, 2000

   INDEX TO EXHIBITS
Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.[1]

3.2	Certificate of Ownership and Merger dated July 14, 1995.[2]

3.3	By-Laws of the Company.[1]

4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.[3]

4.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 137 /8 % Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.[4]

4.3	Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 137 /8 % Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.[4]

4.4	Indenture, in respect of the 137 /8 % Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York.[4]

4.5	Form of Indenture, in respect of the 137 /8 % Senior Debentures due 2010 of Samsonite Holdings, Inc., to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York.[4]

4.6	Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to purchase Series B Junior Participating Preferred Stock as Exhibit C.[5]

4.7	First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent.[6]

4.8	Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent.[7]

4.9	Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A.[8]

10.1	Stock Option Agreement, dated as of October 23, 2000, between the Company and L. C. Ross.

Exhibit	Description

27	Financial Data Schedule.

[1]	Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
[2]	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
[3]	Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).
[4]	Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).
[5]	Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).
[6]	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1999.
[7]	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.
[8]	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999.