Form 10-K405
period 2001-01-31
SAMSONITE CORP/FL
filed 2001-04-20
CIK 914478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission file number 0-23214

SAMSONITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3511556
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11200 East 45th Avenue Denver, Colorado	80239
(Address of principal executive offices)	(ZipCode)

Registrant’s telephone number, including area code: (303) 373-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        As of April 12, 2001, the registrant had outstanding 19,788,440 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on April 12, 2001, as reported on the Nasdaq National Market was approximately $29.6 million. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Important Notice:

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” starting on page 9.

PART I

ITEM 1.    BUSINESS

General

        We are one of the world’s largest designers, manufacturers and distributors of luggage. We sell our products using a number of quality brand names, including Samsonite® and American Tourister®. With net sales of $783.9 million for our fiscal year ended January 31, 2001, we are a leader in the highly fragmented global luggage industry.

        We offer a broad range of luggage and luggage-related products. These include suitcases, garment bags, business cases, computer cases, casual bags and sports bags. We also manufacture and sell luxury luggage, casual bags, clothing, shoes and accessories under Samsonite® Black Label and Hedgren® brands . We license our brand names for use on products that include travel accessories, leather goods, handbags, clothing and furniture.

        We design the majority of our products at our research, development and design centers in Europe and the United States. Our products are produced around the world at 12 Samsonite-operated manufacturing facilities or by carefully selected third party suppliers. Our products are sold in more than 100 countries at thousands of retail locations that include department stores, specialty stores, mass merchants, warehouse clubs and catalog showrooms. We also sell certain products through approximately 200 Samsonite-operated stores in the United States, Canada, Latin American, Asia and Europe. In addition, our products are available through many of our customers’ websites.

        Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, and our telephone number is (303) 373-2000.

Luggage Leader

        Our prominent position in the global luggage industry is due primarily to:

        Widely-Recognized Brand Names.    Samsonite and American Tourister are two of the most widely-recognized luggage brand names in the world. Our Lark® brand is also well-recognized in the premium segment of the market in the United States. We also license and sell products using the well-known brands Hedgren, Hummer®, and Trunk & Co.®.

        Innovative Quality Products.    We design, manufacture and sell innovative, quality products. Consumers know our products have a reputation for being well-made and durable and to contain features and functions that are innovative. We are an industry leader in new luggage technologies due to our substantial product development efforts. We introduced many of today’s most successful luggage products and features, including molded suitcases on wheels, suitcases with a built-in luggage cart and full-featured structured garment bags.

        Global Manufacturing and Distribution.    Our global production network consists of 12 Samsonite-operated manufacturing facilities and carefully-selected third-party suppliers in the Far East, Eastern Europe and the Dominican Republic. Our large size and leading position in the worldwide luggage industry allow us volume-driven purchasing and manufacturing economies. By operating our own facilities to produce hardside luggage and certain softside products, we control manufacturing quality and reduce production lead time and delivery costs. Our global sourcing network also enables us to opportunistically source products from countries with low production costs. Our luggage distribution networks in the United States and Europe are the largest and most technologically advanced in the industry.

Our Strategy

        Our strategy is to use our substantial existing assets—our strong brands, our quality products and our global capabilities—to expand sales and improve profitability. We intend to do this by:

        Expanding Channels of Distribution.    We are increasing our presence in channels of distribution where we are under-represented using targeted sales efforts tailored to each channel. We are aggressively selling our American Tourister products to key high-volume merchants (known in Europe as “hyper-markets”). We are expanding channel coverage to boutiques with Hedgren and ladies handbags, design stores with Samsonite by Starck, golf pro shops with the European Tour line of product, toy stores with Sammies, and computer stores with computer cases. We are also implementing a strategy to use the Internet as an extension of our customers’ distribution and to develop and enhance business to business commerce while minimizing conflicts with our existing channels of distribution.

        Expanding Product Offerings.    We are increasing our product offerings by designing, manufacturing and selling more casual and sport bags, luxury luggage, computer cases, clothing, shoes and accessories. To do this, we have enlisted the aid of internationally-recognized designers and have created or licensed new upscale brands that include Hummer, Hedgren and Samsonite Black Label.

        Creating Innovative Products.    Samsonite’s historical success and the strength of its brands are based, in large part, upon continually creating technologically superior, innovative luggage. We introduced in Europe Ziplite®, an extremely light-weight hardside luggage made from an ultra-thin, flexible polypropylene. In the United States we introduced Carbon® 2010, a hybrid luggage that possesses the desirable qualities of both hardside and softside luggage, incorporating that feature in our top-selling Silhouette® 7 product line. During fiscal 2002, we will introduce the G-Force™ computer bag which surrounds the laptop computer with 360° protection.

        Enhancing Brand Image.    Our brands already enjoy worldwide recognition and are synonymous with quality, style, dependability and variety in luggage and travel related products. The Company is actively pursuing and executing strategies to further enhance and strengthen our brand image and visibility. The recent introduction of more upscale products under the Hummer, Hedgren and Samsonite Black Label names as well as the opening of flagship stores in major international cities are part of our strategy to elevate the brand name in the consumer market. We have also invested in the creation of upgraded products within our existing product lines and we have increased our brand visibility through our ongoing strategy to license our brand names to other high quality products.

        Continuing International Expansion.    We continue to look for opportunities to expand into countries where growing economies and reduced political and trade barriers provide opportunities for long-term growth. We are growing our existing business in a number of emerging foreign markets, including India, China, Latin America and the Pacific Rim.

        Improve product marketing execution, including sales and inventory forecasting, brand positioning, product development and customer service.    The strength of our brand and product marketing has been key to our historical success. In order to achieve desired levels of profitability, we are focusing resources to improve forecasting, brand positioning and advertising, product development and customer service.

Luggage Market

        The worldwide luggage market encompasses a wide range of products, product quality and prices. At one end of the market are high-quality, full-featured products that have prestigious brand names, higher prices and selective distribution. Beneath this “luxury” segment is a broad middle market segment in which products are differentiated by features, brand name and price. Within this market segment sales are largest at mid and low product price levels. Product differentiation decreases and breadth of distribution increases at lower price levels. At the lower end of the luggage market, unbranded products with few differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price. We sell products in all three segments of the luggage market; however, our strategies focus on the middle and upper price segments.

Products

        We offer a broad range of products that include softside suitcases, garment bags, hardside suitcases, casual bags, sport bags, business cases, computer cases, clothing, shoes, accessories and other non-luggage products.

Fiscal 2001 Sales Mix by Product Type

Product Type
Softside suitcases and garment bags	46%
Hardside suitcases	21%
Casual bags	11%
Business and computer cases	8%
Footwear and clothing	3%
Other	11%

100%

        Below is our market positioning for each of our principal brands:

Brand Name	Market Positioning	U.S. Consumer	Europe Consumer
Samsonite Black Label	high-end luxury	very affluent	very affluent
Lark	luxury	affluent	affluent
Samsonite	high-quality, innovative	mid to upper income	affluent
Hedgren	sport luxury	affluent	affluent
American Tourister	quality and value	middle income and value-conscious	middle income and value-conscious

        Softside Luggage and Garment Bags.    More than 60% of the softside luggage and garment bags we sell are made by independent suppliers located around the world. We produce the balance of our softside luggage and garment bags in our own facilities located in several countries. Our softside products are sold under all of our major brands.

        We sell numerous softside products with innovative proprietary features. These include the Ultravalet® garment bag that has a unique folding system and the EZ Big Wheel® system that allows very easy passage over carpets and rough surfaces.

        Hardside Luggage.    We manufacture most of our hardside suitcases in our own factories. Our hardside luggage is sold globally under the Samsonite brand. In the United States, Europe and Asia our hardside luggage is also sold under the American Tourister brand. In the United States, Europe and Asia, hardside products are offered in several lines under each brand. Each line includes a variety of sizes and styles to suit differing consumer needs.

        Our hardside suitcases have proprietary features that include the patented Piggyback® system that incorporates a luggage cart, an extendable handle and a strap allowing additional bags to be attached and transported, and our EZ CART® system that has four wheels to support the weight of the case and a push handle to provide optimum stability and mobility. Additionally, Oyster, our leading hardside luggage product line, is protected by several patents.

        Hybrid Luggage.    We recently introduced products in the hardside area that include important proprietary designs and features. The first is Ziplite®, a hardside luggage taking the form of a sleek pod that zips shut, rather than latching shut, and is made of a thin, light-weight polymer which is laminated to an attractive textile using a patented process. The second is Carbon 2010, a combination of hardside and softside luggage technologies which possesses the features that are sought after in each of hardside luggage and softside luggage. The bottom of a Carbon 2010 suitcase is a shell of light, rugged plastic that provides structure to the bag and helps protect the contents. The top half is attractive, high quality DuPont® Cordura® Plus fabric with zippered pockets for easy access and organization and adjustable cinch straps for security and capacity control. These features have been incorporated into our Silhouette 7 top-selling product line introduced in fiscal 2001.

        Casual and Sport Bags.    The worldwide market for casual and sport bags is larger than our traditional market for luggage and business cases (i.e., suitcases, garment bags, business cases and computer cases). The casual and sport bag market includes backpacks, shoulder packs, “fanny” packs, unstructured bags, athletic bags, school bags, duffle bags, ladies’ handbags, other types of bags and containers for eyeglasses, pencils and pens. We entered this market in a modest way in the last several years with the Samsonite Sport® and Trunk & Co.® product lines. We have plans to expand our business in this important and growing market by increasing distribution of products under our licensed Hedgren and Hummer brands. We believe that by offering these consumers a number of product lines having varying styles and price points, we have the opportunity to capture a larger portion of this market.

        Business and Computer Cases.    We sell a variety of business and computer cases under our Samsonite and American Tourister brand names. In fiscal 2002, we will introduce G-Force, a unique new computer case which surrounds the laptop computer with 360° damage protection. We design and manufacture most of the hardside briefcases we offer. We design and have our suppliers manufacture our softside briefcases and computer cases. In addition, we license our brands to experienced business case producers for the sale of certain of these products in the United States.

        Luxury Products.    In the first quarter of fiscal year 2001, we created our Specialty Products Group, which designs, manufactures and sells high-end, luxury luggage, casual and sport bags, clothing, shoes and accessories under the brands Samsonite Black Label, Hedgren, Samsonite and Samsonite by Starck. Each of our Samsonite Black Label, Hedgren and Samsonite by Starck premium product lines operate under the creative direction of its own internationally-recognized designer.

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

        United States.    Our products are sold in the United States primarily through department stores, luggage specialty stores and national retailers. Discount channels, such as mass merchants, warehouse clubs and factory outlets, are increasingly important to the distribution of our products in the United States. Our direct sales force of approximately 40 professionals serve approximately 1,000 retail companies with approximately 10,000 retail outlets in the United States.

        We also operate approximately 200 retail stores in the United States that distribute Samsonite and American Tourister products designed for these stores, as well as excess, discontinued and obsolete products. Our stores help us to balance inventories and test market new products and designs. Our stores also sell a variety of travel-related products.

        Europe.    Our Samsonite products in Europe are sold through traditional luggage and leathergoods stores and department stores. We also sell our products through 12 Samsonite operated factory outlets and 7 Samsonite operated flagship stores located throughout Western and Central Europe. Our American Tourister brand has been introduced in Europe to balance our retail distribution in each of the primary retail channels and to establish a single pan-European brand name in the discount channel. We service an estimated 11,000 stores in Europe with our direct sales and product demonstration force of approximately 100 persons.

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

        Elsewhere in the World.    In markets outside the United States, Western Europe, Central Europe and certain Asian countries, we sell our products either directly or through agents and distributors or under license. Products sold in these international markets are shipped from the United States, Mexico, Western Europe or Asia depending upon product type and availability. In some instances, we initially entered new markets through third party distributors and subsequently acquired these third party distributors as the markets have developed. We have long-standing licensing arrangements to sell our products in Japan, Australia and Canada. We have joint ventures in Singapore, South Korea and India, as well as wholly-owned distribution organizations in Hong Kong, Taiwan, Malaysia and China. We also have joint ventures in Argentina, Uruguay and Brazil to distribute Samsonite products in those countries as well as other major Latin American markets.

Advertising

        We commit substantial resources to brand advertising programs that promote the features, durability and quality of our luggage and travel products under the marketing theme “Samsonite Worldproof®.” For the last five fiscal years we have invested, on average, in excess of $50 million annually in national and co-op advertising programs and related promotional activities to support the sale of our branded products.

Manufacturing and Sourcing Products

        Our global product sourcing network consists of 12 Samsonite-operated manufacturing facilities and various third party suppliers located principally in the Far East, Eastern Europe and the Dominican Republic. By operating our own facilities to produce hardside luggage and certain softside products, we are able to control manufacturing quality and reduce costs associated with product delivery and manufacturing lead times. Our global sourcing network also enables us to source products from countries with lower production costs and favorable currency exchange rates. Samsonite-operated manufacturing facilities are located in Belgium, France, Hungary, Italy, the Slovak Republic, Mexico, Spain, India, China and the United States. After April 2001, the Company will no longer manufacture luggage in the United States.

        In fiscal year 2001, less than 40% of our revenues from softside luggage products were from products manufactured in our own facilities. We purchased the remainder of our softside luggage products from third-party vendors in the Far East, Eastern Europe and the Dominican Republic. We select different third party vendors to take advantage of changes in manufacturing, payment terms and shipping costs. We do not rely on any single third party vendor, the loss of whom would be material to us.

        We manufacture most of the hardside luggage products that we sell. During fiscal 2001, our hardside production facilities were located in Denver, Colorado; Oudenaarde, Belgium; Nashik, India; Hénin-Beaumont, France; Ningbo, China; and Mexico City, Mexico. In February 2001, the Company announced a restructuring of the U.S. business which includes ceasing production of hardside luggage at the Denver, Colorado production facility on April 30, 2001 (see “Restructure of U.S. Operations”).

        We maintain a rigorous quality control program for goods manufactured at our own plants and at third party vendor facilities. A prototype of each new product is put through a series of simulation and stress tests. In our manufacturing facilities and our Asian quality assurance office, we use quality control inspectors, engineers and lab technicians to perform inspection and laboratory testing on raw materials, parts and finished goods.

Restructure of U.S. Operations

        In February 2001, after approval by the Company’s Board of Directors, the Company announced a plan to restructure the U.S. business during the fourth quarter of fiscal 2001. The restructuring includes the closure of the Denver manufacturing plant, reorganization and streamlining of the U.S. sales and marketing workforce, consolidation of the Company’s Tucson, Arizona manufacturing operations into the existing facility in Nogales, Mexico and the closure of some of the Company’s U.S. retail stores. The Company intends to sell the Company owned Tucson, Arizona manufacturing facility and is exploring various alternative uses for the existing Denver plant facility once the restructuring is complete. A provision for restructuring of $1.6 million was charged to expense during the fourth quarter of fiscal 2001 and other restructuring expenses of $0.4 million were included in cost of sales related to the restructuring. In connection with the restructuring, during the fourth quarter of fiscal 2001, the Company recorded a $6.4 million asset impairment charge to the carrying amount of machinery and equipment which will no longer be used in production and the carrying amount of furniture and fixtures at the U.S. retail stores which will be closed. The Company anticipates it will incur approximately $7.8 million in additional charges and expenses relating to these restructuring activities during the fiscal year ended January 31, 2002. Although the Company expects to realize only partial benefit of its restructuring activities during fiscal 2002, operating cost savings are estimated to be from $5.5 million to $6.5 million during fiscal 2002 without deduction of restructuring charges and approximately $10.0 million annually thereafter. The Company intends to increase spending for new marketing and advertising programs designed to increase the Company’s U.S. market share which will partially offset the effects of the restructuring on operating income.

Competition

        Competition in the worldwide luggage industry is very fragmented. In the United States, we compete based on brand name, consumer advertising, product innovation, product quality, differentiation, customer service and price. In Europe, we compete based on our premium brand name, product design, product quality, access to established distribution channels, new product offerings and price.

        The manufacture of softside luggage is labor intensive but not capital intensive, so that the barriers to entry by competitors in this market segment are relatively low. We have many competitors in the softside luggage market and in all segments of the market. In addition, we compete with various larger retailers, some of whom are our customers, who have the ability to purchase private label softside luggage directly from manufacturers that operate in low labor cost countries. The manufacture of hardside and hybrid luggage is more capital intensive and there are relatively few finished goods vendors; consequently, barriers to entry are higher. Nonetheless, we have several competitors worldwide in the hardside luggage market.

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

Trademarks and Patents

        Trademarks and patents are important to us. We are the registered owner of Samsonite, American Tourister, Lark and other trademarks. As of January 31, 2001, we had approximately 2,200 trademark registrations and 670 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. We also own approximately 130 United States patents and approximately 590 patents (i.e., patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 470 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. Our patents cover features popularized in our EZ CART, Smart Pocket™, Easy Turn®, Piggyback, Ultravalet and Oyster™ luggage. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

Employees and Labor Relations

        At January 31, 2001, we had approximately 7,150 employees worldwide, with approximately 1,850 employees in the United States and approximately 5,300 employees in other countries. In the United States, approximately 430 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 1999. As a result of the U.S. Wholesale and Retail restructurings described at “Restructuring of U.S. Operations”, there will be a reduction of approximately 340 unionized employees in the U.S. once the restructuring is complete. We employ approximately 2,780 workers in our five European manufacturing plants located in Belgium, France, Spain, Italy, the Slovak Republic and Hungary. In Europe, union membership varies from country to country and is not officially known to Samsonite. It is probable that most of our European workers are affiliated with a union. Most European union contracts have a one-year duration. We believe our employee and union relations are satisfactory.

Forward-Looking Statements

        Certain statements under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and other places in this Annual Report constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be indicated by words such as “may,” “will,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect” and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause our actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries such as India, China, Brazil, Argentina and other Asian and South American countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

        The forward-looking information referred to above includes, but is not limited to, estimated annual cost savings resulting from the restructuring activities described herein. In addition to the risks, uncertainties and other factors referred to above which may cause actual amounts to differ materially from estimated amounts, such estimates of annual cost savings are based on various factors and were derived utilizing numerous important assumptions, including (i) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance cost levels, while maintaining work flow in the business areas affected, (ii) the successful consolidation of the Company’s Tucson, Arizona manufacturing operations into the existing facility in Nogales, Mexico, (iii) achieving estimated cost savings from the manufacture of luggage at plants outside the U.S. and (iv) subleasing or terminating leases or selling vacated facilities within anticipated time frames and at anticipated sublease rent levels or sales prices. In addition, unanticipated increases in labor and material costs could adversely affect the Company’s projected cost savings. The failure of the Company’s assumptions to be realized may cause the actual annual cost savings to differ materially from the estimates.

        We undertake no obligation to update or revise these forward-looking statements as conditions change.

ITEM 2.    PROPERTIES

        The following table sets forth certain information relating to our principal properties and facilities. All of our manufacturing plants, in our opinion, have been adequately maintained and are in good operating condition. We believe that our existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle our sales volumes for the foreseeable future. The Company’s headquarters in Denver share the same location as a manufacturing and distribution facility. After April 30, 2001, the Company will no longer manufacture luggage at the Denver facility.

Location	Owned or Leased	Approximate Facility Size (thousands of sq. ft.)
Denver, CO	Owned/Leased	1,495
Nashik, India	Owned	743
Oudenaarde, Belgium	Owned	649
Ningbo, China	Owned	358
Mexico City, Mexico	Owned	278
Stratford, Canada	Owned	212
Henin-Beaumont, France	Owned	98
Szekszard, Hungary	Owned	81
Torhout, Belgium	Owned	79
Tucson, AZ	Owned/Leased	68
Samorin, Slovak Republic	Owned	67
Tres Cantos, Spain	Owned	37
Jacksonville, FL	Leased	568
Nogales, Mexico	Leased	275
Warren, RI	Leased	130
Saltrio, Italy	Leased	74
Hong Kong	Leased	29
Buenos Aires, Argentina	Leased	22
Singapore	Leased	13
Sao Paulo, Brazil	Leased	6
Seoul, South Korea	Leased	1

        We also maintain numerous leased sales offices and retail outlets in the United States and abroad.

ITEM 3.    LEGAL PROCEEDINGS

        Information regarding our legal proceedings is contained in Note 15 to our consolidated financial statements included elsewhere herein and is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $.01 per share (the “Common Stock”), is presently traded on the Nasdaq SmallCap Market (the “NSM”) under the symbol “SAMC”. The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 2000 and 2001 and through April 14, 2001 (as reported on the NSM). The closing price of the Common Stock on the NSM on April 12, 2001 was $3 3 /4 per share.

Fiscal 2000	High		Low
Fiscal quarter ended:
April 30, 1999	6	7 /8	4	7 /8
July 31, 1999	6	3 /4	5
October 31, 1999	7	9 /16	5	3 /4
January 31, 2000	6	3 /4	5	3 /8

Fiscal 2001

Fiscal quarter ended:
April 30, 2000	5	7 /8	4	7 /8
July 31, 2000	5	3 /16	3	7 /8
October 31, 2000	4	7 /16	2	3 /8
January 31, 2001	3	7 /8	1

Fiscal 2002

February 1, 2001 through April 12, 2001.	4	29 /32	2	25 /32

        As of April 12, 2001, the number of holders of record of our Common Stock was 89.

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

	Year Ended January 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share amounts)
Statement of Operations Data
Net Sales	$741,138	736,875	697,421	767,685	783,898
Gross Profit	$291,805	312,526	284,297	325,360	324,152
Operating Income (Loss)	$ 15,537	69,302	8,174	57,856	50,802
Income (Loss) Before Extraordinary Items	$(11,323)	56,877	(82,318)	(3,067)	(8,452)
Net Income (Loss)	$(11,323)	40,699	(88,778)	(1,842)	(6,800)
Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount	$ —	—	(15,632)	(28,796)	(32,854)
Net Income (Loss) to Common Stockholders	$(11,323)	40,699	(104,410)	(30,638)	(39,654)
Income (Loss) per Common Share—Basic:
Net Income (Loss) Before Extraordinary Item	$ (.71)	2.81	(6.79)	(2.63)	(2.09)
Net Income (Loss)	$ (.71)	2.01	(7.24)	(2.53)	(2.01)
Income (Loss) per Common Share—Assuming Dilution:
Net Income (Loss) Before Extraordinary Item	$ (.71)	2.70	(6.79)	(2.63)	(2.09)
Net Income (Loss)	$ (.71)	1.93	(7.24)	(2.53)	(2.01)
Balance Sheet Data (as of end of period)
Cash and Cash Equivalents	$ 9,343	3,134	41,932	16,705	18,760
Property, Plant and Equipment, Net	$143,959	142,351	149,641	141,254	129,802
Total Assets	$592,658	610,049	621,435	560,580	544,804
Long-Term Obligations (Including Current Installments)	$290,617	179,223	503,096	432,473	426,158
Senior Redeemable Preferred Stock	—	—	178,329	207,125	239,980
Stockholders’ Equity (Deficit)	$ 24,998	208,886	(295,446)	(281,483)	(325,345)

Rights Offering

        On November 5, 1999, the Company completed a rights offering to its stockholders, under which the Company distributed, on a pro rata basis to all of its common stockholders of record as of September 30, 1999, transferable rights to purchase additional shares of common stock at $6.00 per share.

        The Company announced the rights offering for up to $75 million on April 7, 1999. Prior to April 7, 1999, Apollo Investment L.P. (“Apollo”) beneficially owned approximately 34% of the Company’s outstanding common stock, of which approximately one-half was held by Lion Advisors, L.P., an affiliate of Apollo, in a managed account under the terms of an investment management agreement with Artemis America Partnership (“Artemis”). (Artemis is an affiliate of Artemis SA. Artemis SA is the holding company of Francois Pinault, a French financier and the controlling shareholder, among other interests, of Christie’s, a leading fine art auctioneer and Pinault-Printemp Redoute, a European specialist retailer.) At that time, Apollo agreed to make a bridge investment equal to the aggregate subscription price of rights distributable to them in the rights offering and to “backstop” the rights offering by purchasing a portion of the shares not subscribed for by other stockholders, up to a maximum potential total investment in connection with the rights offering of $37.5 million. Apollo made its bridge investment in April 1999 of $25.4 million by purchasing 1,000 shares of Series Z Convertible Preferred Stock (“Series Z Preferred Stock”) which was convertible into common stock at the rate of $6.00 per common share for a total of 4,235,000 shares. Part of the proceeds from the bridge investment was used to pay the cash premium for an insurance policy covering various lawsuits filed between March 13, 1998 and March 9, 1999 against the Company, related parties and former directors, and to pay certain costs incurred to defend these lawsuits (see Note 15 to our consolidated financial statements included elsewhere herein). In consideration of Apollo’s agreement to make a bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million.

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

        As a result of the rights offering, shareholders other than Apollo and Artemis exercised rights to purchase 846,858 shares of Samsonite’s common stock for an aggregate of $5.1 million. Additionally, Apollo and Artemis made an investment totaling $24.6 million under the back-stop obligation by purchasing an additional aggregate of approximately 968 shares of Series Z Preferred Stock which was convertible into the Company’s common stock at a rate of $6.00 per common share for a total of 4,098,333 shares. Total gross proceeds from the rights offering, including proceeds from the bridge investment and back-stop arrangement, were $55.1 million before expenses of the offering.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto commencing on page F-1. The Company’s fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, “fiscal 2001” refers to the 12 months ended January 31, 2001. The Company’s continuing operations consist of the manufacture and sale of luggage and luggage related products, licensing of the Company’s brand names and beginning in fiscal 2000, the design and sale of apparel.

Results of Operations

        The Company analyzes its net sales and operations by the following categories: (i) “European” operations which include its European sales, manufacturing and distribution operations whose reporting currency is the Belgian franc; (ii) the “Americas” operations which include wholesale and retail sales, manufacturing and distribution operations in the United States, “Other Americas” operations which include operations in Canada and Latin America, and corporate headquarters; (iii) “Asian” operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong and Taiwan; and (iv) licensing operations.

Fiscal 2001 Compared to Fiscal 2000

        General.    Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2001 and fiscal 2000 at average rates of approximately 43.74 and 37.90 francs to the dollar, respectively. The decline in the value of the Belgian franc of 13% resulted in decreases in European reported sales, cost of sales, selling, general and administrative expenses, and operating earnings in fiscal 2001 compared to fiscal 2000. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an “exchange rate difference”. The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)-Net. During fiscal 2001, the Company had net gains from such instruments of $5.9 million. Realized gains on contracts closed during fiscal 2001 were $5.5 million. During fiscal 2000, the Company had net gains included in Other Income (Expense)-Net from such instruments of $5.7 million. The Company estimates the negative impact on Operating Income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $6.8 million in fiscal 2001 which was partially offset by gains realized on forward foreign exchange contracts which are included in Other Income. Declining European currencies have an adverse effect on the Company’s reported sales and can have an adverse effect on Operating Income; the Company may not be able to offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

        Net Sales.    Consolidated net sales increased from $767.7 million in fiscal 2000 to $783.9 million in fiscal 2001, an increase of $16.2 million, or 2.1%. Fiscal 2001 sales were adversely affected by the decrease in the value of the Belgian franc compared to the U.S. dollar in fiscal 2001. Without the effect of the exchange rate difference, fiscal 2001 sales would have increased by $64.5 million or approximately 8.4%.

        On a U.S. dollar basis, sales from European operations decreased from $323.2 million in fiscal 2000 to $313.4 million in fiscal 2001, a decrease of $9.8 million, or 3.0%. Expressed in the local European currency (Belgian francs), fiscal 2001 sales increased by 11.9%, or the U.S. constant dollar equivalent of $38.5 million, from fiscal 2000; however, the local currency increase was partially offset by the adverse effect of a $48.3 million exchange rate difference. Softside product sales continue to make up an increasingly larger percentage of total luggage sales in European operations, comprising 54% of total sales from European operations in fiscal 2001. Contributing to the 18% local currency growth in revenues from softside products compared to the prior year was growth in sales of the existing Rhapsody, Promo Base Hits and Streamline lines of products, and a 37% increase in sales of business and computer cases. Local currency sales of hardside luggage were approximately 5% lower compared to the prior year reflecting a shift in consumer demand towards softside products. Increases of $5.2 million and $3.9 million in apparel and footwear sales, respectively, contributed to the sales growth. Clothing and footwear sales were $8.9 million and $16.3 million, respectively, during fiscal 2001, compared to $3.7 million and $12.4 million during fiscal 2000, respectively.

        Sales from the Americas operations increased from $393.6 million in fiscal 2000 to $400.1 million in fiscal 2001, an increase of $6.5 million or 1.7%. The increase was due to an increase in Other Americas sales of $9.9 million, offset by a decrease in U.S. Wholesale sales of $2.1 million and a decrease in U.S. retail sales of $1.3 million.

•
U.S. Wholesale revenues of $210.3 million were $2.1 million lower than prior year, a decrease of 1.0%. The decrease in U.S. Wholesale revenues was due to a slow retail sales environment in the U.S. including a slower Christmas selling season. The U.S. Wholesale business also continued to be affected by price discounting to meet competitive luggage industry pricing pressure and the transition of two major product lines during the year.

•
U.S. retail sales decreased from $132.5 million in the prior year to $131.2 million in the current year, a decrease of $1.3 million or 1%. The decrease in sales is due to lower consumer traffic at the outlet malls and promotional price discounting in other retail channels. Comparable store sales declined by $6.3 million or approximately 5.0% from fiscal 2000.

•
Sales from Other Americas operations, including Mexico, Canada, Brazil, Argentina and Uruguay, increased from the prior year by $9.9 million, to $58.5 million in fiscal 2001, or 20.4%. The increase in sales from Other Americas operations is primarily due to increased sales in all of the Other Americas countries and the acquisition of an eight-store retail chain in Argentina which provided approximately $1.1 million in revenues since the acquisition of the stores in August 2000. The Company has observed signs that recessionary conditions in Latin America may be easing which has contributed to the increase in sales from that region.

        Sales from Asian operations increased from $35.4 million in fiscal 2000 to $53.1 million in fiscal 2001, an increase of $17.7 million or 50%. Sales in all Asian countries increased due to improved economies in the region and increased market share in certain countries. The most significant increase in revenues from Asian operations was in Korea with a $7.0 million or 68% increase in revenues from the prior year. In June 2000, the Company acquired from its joint venture partner, its 50% interest in Chia Tai Samsonite (H.K.) Ltd (“Chia Tai”), a joint venture formed to manufacture and distribute luggage in China. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. Since the acquisition, the financial statements of Chia Tai have been consolidated with the Company’s. Revenues of Chia Tai totaling $3.5 million are included in sales from Asian operations for fiscal 2001.

        Revenues from U.S. licensing increased $1.8 million, or approximately 11.5%, compared to revenues in the prior year due to increases in Samsonite and American Tourister label licensing revenues of $1.5 million from the prior year and increases in revenues from non-luggage brands of $0.3 million.

        Gross Profit.    Consolidated gross profit for fiscal 2001 of $324.2 million decreased from fiscal 2000 by $1.2 million. Gross profit as a percentage of sales (“gross profit margin”) decreased by 1.0 percentage point, from 42.4% in fiscal 2000 to 41.4% in fiscal 2001.

        Gross profit margins from European operations decreased by 1.0 percentage point, from 42.5% in fiscal 2000 to 41.5% in fiscal 2001. The decrease in European gross profit margins is due primarily to higher prices on purchased softside products caused by the strength of the U.S. dollar and higher petroleum based material costs. During the third quarter, the Company adopted sales price increases on European products to partially counter these product and material costs increases.

        Gross profit margins for the Americas operations decreased 1.5 percentage points from 40.2% in fiscal 2000 to 38.7% in fiscal 2001. U.S. Wholesale gross profit margins decreased from 35.0% in fiscal 2000 to 31.3% in fiscal 2001, due primarily to price discounts, markdowns on discontinued product sales and lower total sales volumes. Gross profit margins for U.S. Retail were approximately equal to the prior year at 51.0%. U.S. Retail gross margins continue to be under pressure from promotional pricing activities caused by discounting in other retail distribution channels. Gross profit margins in the Other Americas segment increased from 34.9% in fiscal 2000 to 37.6% in fiscal 2001 due primarily to higher sales volumes and lower costs.

        Gross margins for the Asian operations decreased from 45.6% in the prior year to 44.7% in fiscal 2001 due to higher sales volumes of products with lower margins.

        Selling, General and Administrative Expenses (“SG&A”).    Consolidated SG&A decreased by $1.1 million from fiscal 2000 to fiscal 2001. As a percent of sales, SG&A was 33.3% in fiscal 2001 and 34.1% in fiscal 2000.

        SG&A for European operations decreased by $2.7 million from fiscal 2000 to fiscal 2001. The exchange rate difference caused SG&A to decrease by $13.3 million. Excluding the effect of exchange rate changes, Europe’s SG&A increased by $10.6 million, or 11.2% in local currency due to a 11.9% increase in sales volumes and additional costs to support new product lines and expanding retail operations. As a percent of sales, Europe’s SG&A was 27.5% in 2001 which is unchanged from the prior year.

        SG&A for the Americas operations, including worldwide corporate headquarters, decreased by $3.3 million in fiscal 2001 compared to fiscal 2000. SG&A related to Corporate and U.S. Wholesale operations, combined, decreased by $7.3 million, from $84.0 million in fiscal 2000 to $76.3 million in fiscal 2001. This decrease is due primarily to an increase in pension income, lower compensation expense and lower warehousing, national advertising and general and administrative costs. SG&A related to U.S. retail operations increased by $0.3 million. As a percent of sales, U.S. Retail SG&A increased from 46.9% in fiscal 2000 to 47.6% in fiscal 2001 due primarily to increased transportation costs caused by higher fuel prices. SG&A for Other Americas operations increased by $3.7 million in support of higher sales volumes and due to expanded retail operations in Latin America.

        SG&A for Asian operations increased by $4.8 million from fiscal 2000. The increase was primarily to support increased sales levels in fiscal 2001. As a percent of sales, Asia’s SG&A was 29.7% in fiscal 2001 compared to 30.7% in fiscal 2000.

        Licensing SG&A increased by $0.1 million compared to the prior year.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased from $5.7 million in fiscal 2000 to $4.7 million in fiscal 2001. The $1.0 million decrease is due primarily to lower amortization expense for non-luggage McGregor licenses which became fully amortized in fiscal 2001, offset partially by increased amortization of intangibles recorded in connection with the additional 50% acquisition of Chia Tai and the eight-store retail chain in Argentina.

        Asset Impairment and Provision for Restructuring Operations.    The Company’s Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. operations. The restructuring includes the consolidation of the Company’s Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company’s U.S. retail stores, and reorganization and streamlining of the U.S. sales and marketing workforce. The Company intends to sell the Company owned Tucson, Arizona manufacturing facility and is exploring various alternative uses for the existing Denver plant facility once the restructuring is complete. In connection with these activities, during the fourth quarter of fiscal 2001, the Company recorded a $6.4 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production at the two manufacturing facilities and the carrying amount of furniture and fixtures at the U.S. retail stores which will be closed. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets’ estimated fair values. The fair values of the assets were determined based on internally generated estimates of market value.

        A restructuring provision of $1.6 million was recorded in the fourth quarter of fiscal 2001 in connection with the aforementioned restructuring initiatives. The provision relates to termination and severance costs for the elimination of approximately 22 positions in the Company’s U.S. sales and marketing workforce, costs related to the consolidation of its Tucson, Arizona manufacturing operations into its existing facility in Nogales, Mexico, and lease termination costs for U.S. retail stores which will be closed. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001. In addition, other restructuring expenses included in cost of sales of $0.4 million were incurred related to the restructuring.

        The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001, subsequent to the Company’s fiscal year-ended January 31, 2001. As a result, the Company is required by generally accepted accounting principles to record charges related to employee termination costs for the plant closure in fiscal 2002. The Company expects to record a restructuring charge of approximately $3.7 million during the first quarter of fiscal 2002 which will primarily relate to employee termination costs. The Company also expects to incur approximately $4.1 million of cost of sales and selling, general and administrative expenses related to the restructuring which, under generally accepted accounting principles, cannot be accrued as part of the restructuring plan but will be expensed as incurred. Although the Company expects to realize only partial benefit of its restructuring activities during fiscal 2002, operating cost savings are estimated to be from $5.5 million to $6.5 million before deduction of restructuring charges during fiscal 2002 and approximately $10.0 million annually thereafter. The Company intends to increase spending for new marketing and advertising programs designed to increase the Company’s U.S. market share which will primarilly offset the effects of the restructuring on operating income.

        Operating Income.    Operating income decreased from $57.9 million in fiscal 2000 to $50.8 million in fiscal 2001, a decrease of $7.1 million. This is the net result of decreased gross profit of $1.2 million, and an increase in asset impairment expenses of $6.4 million and provision for restructuring operations of $1.6 million, net of a decline in SG&A of $1.1 million and amortization of intangibles of $1.0 million. Without the impacts of asset impairment expense and the restructuring provision, operating earnings were $58.8 million in fiscal 2001.

        Interest Income.    Interest income decreased from the prior year by $0.7 million. Interest income results primarily from interest received from the temporary investment of excess cash balances.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs decreased from $52.3 million in fiscal 2000 to $49.8 million in fiscal 2001. The decrease was caused primarily by lower average debt balances in fiscal 2001 compared to the prior year. Interest expense includes $2.1 million in amortization of debt issuance costs in fiscal 2001 and 2000. As of January 31, 2001, over 75% of the Company’s debt was in fixed rate instruments.

        Other Income (Expense)—Net.    See Note 16 to the consolidated financial statements included elsewhere herein for a comparative analysis of the components of Other Income (Expense)—Net.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $6.8 million and $2.1 million for fiscal 2001 and 2000, respectively. Partially offsetting these reductions in Operating Income in fiscal 2001 are net realized and unrealized gains from forward exchange contracts of $5.9 million which are included in Other Income (Expense)—Net. Realized gains on contracts closed during fiscal 2001 were $5.5 million. In fiscal 2000, such gains were $5.7 million. Realized gains on contracts closed during fiscal 2000 were $4.3 million.

        Included in Other Income (Expense)—Net, is equity in earnings of affiliates which improved from a loss of $0.7 million to earnings of $0.1 million due to an improvement in the results of operations from the China joint venture, Chia Tai. In June 2000, Chia Tai became a wholly-owned consolidated subsidiary. Other Income (Expense)—Net includes income of $3.5 million in fiscal 2000 resulting from the adjustment to an accrual for the settlement of a contingent liability with respect to interest which had been previously accrued on certain old notes. (See Note 15 to the consolidated financial statements included elsewhere herein.) Transactional exchange losses declined by $1.6 million compared to the prior year and other miscellaneous expenses declined by $1.5 million compared to the prior year.

        Income Taxes.    Income tax expense declined from $12.6 million in fiscal 2000 to $12.3 million in fiscal 2001. The reduction in income tax expense is due to lower foreign income taxes for the European operations due to lower taxable income and the exchange rate effect which lowered foreign taxes on European income by $1.1 million. This reduction was partially offset by higher foreign income taxes for the Asian and Latin American subsidiaries which had higher pretax earnings compared to the prior year. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2001 and 2000 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company’s forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes. See Note 12 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

        Extraordinary Gain (Loss).    During fiscal 2001, the Company repurchased and retired $7.6 million principal amount of its 10 3 /4% Senior Subordinated Notes. During fiscal 2000, the Company repurchased and retired $12.0 million principal amount of the notes. The difference between the principal amount of the Notes and the amount at which they were repurchased by the Company in fiscal 2001 and 2000 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item. (See Note 9 to the consolidated financial statements included elsewhere herein.)

        Net Loss.    The Company had a net loss in fiscal 2001 of $6.8 million compared to a net loss in fiscal 2000 of $1.8 million. The $5.0 million increase in the net loss from the prior year is the result of the declines in operating income and interest income and an increase in minority interest in earnings of subsidiaries, partially offset by reductions in interest and income tax expense and the increase in other income and extraordinary gain.

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

Fiscal 2000 Compared to Fiscal 1999

        General.    Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2000 and fiscal 1999 at average rates of approximately 37.90 and 36.32 francs to the dollar, respectively. The decrease in the value of the Belgian franc of 4.2% resulted in decreases in European reported sales, cost of sales, selling, general and administrative expenses, and operating earnings in fiscal 2000 compared to fiscal 1999. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an “exchange rate difference”. The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)- Net. During fiscal 2000, the Company had net gains from such instruments included in Other Income (Expense)-Net of $5.7 million. Realized gains on contracts closed during fiscal 2000 were $4.3 million. During fiscal 1999, the Company had net gains on such instruments of $0.2 million. Realized gains on contracts closed during fiscal 1999 were $1.4 million. The Company estimates the negative impact on operating income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $2.1 million and $0.5 million in fiscal 2000 and 1999, respectively, which was partially offset by gains realized on forward exchange contracts included in Other Income (Expense)—Net. Declining European currencies have an adverse effect on the Company’s reported sales and can have an adverse effect on operating income because the Company may not entirely offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

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

        Selling, General and Administrative Expenses (“SG&A’’).     Consolidated SG&A decreased by $2.1 million from fiscal 1999 to fiscal 2000. As a percent of sales, SG&A was 34.1% in fiscal 2000 and 37.8% in fiscal 1999.

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

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the Belgian franc from the same period in the prior year to be approximately $2.1 million and $0.5 million for fiscal 2000 and 1999, respectively. Partially offsetting these reductions in Operating Income are gains from forward exchange contracts of $5.7 million which are included in Other Income (Expense)—Net. Realized gains on contracts closed during fiscal 2000 were $4.3 million. In fiscal 1999, such transactions resulted in gains of $0.2 million. Realized gains on contracts closed during fiscal 1999 were $1.4 million.

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

Liquidity and Capital Resources

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities increased by $7.4 million in fiscal 2001 from fiscal 2000. Cash flows from net income, adjusted for nonoperating and noncash charges, declined by $4.6 million, primarily as a result of the increase in operating loss described above, while cash flow provided by changes in operating assets and liabilities increased by $12.0 million. At January 31, 2001, the Company had current assets in excess of current liabilities of $148.8 million compared to $159.1 million at January 31, 2000, a decrease of $10.3 million. Current assets declined by $1.6 million due to decreases in inventories of $7.4 million, offset by increases in cash of $2.1 million, receivables of $3.0 million, deferred income taxes of $0.2 million and prepaid expenses and other current assets of $0.5 million. The decrease in inventories is due primarily to the implementation of strategies in the U.S. Wholesale division to reduce inventory levels in the U.S. by improving the forecasting function, adjusting purchasing and production to accommodate changes in customer demand, and by increasing discontinued products sales through Company owned retail stores and to its wholesale customers. Receivables increased due to an increase in sales in fiscal 2001 compared to fiscal 2000.

        Cash flows used in investing activities declined from $26.3 million in fiscal 2000 to $20.3 million in fiscal 2001, a decline of $6.0 million. This was primarily caused by a decline in capital expenditures. Capital expenditures were $18.9 million in fiscal 2001 compared to $23.6 million in fiscal 2000. Capital expenditures in fiscal 2001 consist primarily of upgrades and replacements of machinery and equipment at the Company’s manufacturing and distribution facility in Belgium. Capital expenditures of $0.5 million in fiscal 2001 were incurred in less than 100% owned subsidiaries, and were therefore financed in part by the other shareholders in the ventures.

        Cash flows used in financing activities declined from $8.3 million in fiscal 2000 to $0.1 million in fiscal 2001, a decline of $8.2 million. In November 1999, the Company completed a rights offering described under Item 6, Selected Financial Data. Total gross proceeds from the rights offering were $55.1 million. Issuance expenses associated with the rights offering were $2.4 million in fiscal 2000. In addition to the payment of shareholder litigation costs, approximately $21.0 million of the proceeds were used to repay indebtedness under the senior credit facility and to repurchase approximately $12.0 million of the 10 3 /4% senior subordinated notes.

        At January 31, 2001, long-term debt obligations (including current installments) were $426.2 million compared to $432.5 million at January 31, 2000, a decline of $6.3 million. The decline is due primarily to the repurchase and retirement of $7.6 million principal amount of the 10 3 /4% Senior Subordinated Notes and a decline in debt balances maintained by the Company’s European subsidiary due to changes in exchange rates between the Belgian franc and the U.S. dollar.

        The Company’s senior credit facility requires the achievement and maintenance of certain financial ratios. At January 31, 2001, the Company’s senior credit facility consists of a term loan arrangement with balances totaling $80.6 million and $7.3 million drawn under the revolving credit portion of the facility. At January 31, 2001, the Company had approximately $6.4 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $56.3 million. Additional borrowings under the senior credit facility are subject to the Company’s continued ability to meet and maintain the financial ratios; at January 31, 2001, the senior credit facility was fully available for borrowing.

        The Company’s cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2001 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements and expansion plans during the next 12 months.

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

        The Company’s foreign operations in Asia consist primarily of distributorships organized as joint venture subsidiaries. Economies and local currencies throughout much of Asia entered a tumultuous period beginning in fiscal 1998 as a result of political turmoil and general economic problems with principal industries. The Asian economies have improved somewhat during the past two years. The improvement in this region has resulted in improved operating results from the Company’s Asian subsidiaries; however, the Company believes that Asian economies have not fully recovered and that there is still a significant risk associated with business operations in Asia.

        The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) provides useful information regarding the Company’s ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company’s EBITDA for the years ended January 31, 2001, 2000, and 1999 was $80.6 million, $89.2 million and $9.9 million, respectively. However, these amounts include various items of income (expense) including (i) asset impairment charges and restructuring provisions and expenses; (ii) other income primarily related to various items from previous operations; and (iii) accrued costs related to the defense and resolution of shareholder litigation and expenses of the Recapitalization; gain (loss) on disposition of fixed assets, net; and other items, net; which items together aggregate $9.7 million, $2.1 million and $40.4 million for the years ended January 31, 2001, 2000, and 1999, respectively, which management believes should be added to (deducted from) the calculation of EBITDA to reflect recurring operating performance. As adjusted for the aggregate of these items of other income (expense), EBITDA for the years ended January 31, 2001, 2000 and 1999 was $90.3 million, $91.3 million and $50.3 million, respectively.

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

        The Company believes the adoption of the euro will have a positive effect on Samsonite Europe’s operations in the long term. Having a common currency among many of the countries that Samsonite Europe sells into will reduce the administrative burden of multiple currencies as well as reduce the costs of hedging and exchanging currencies and resulting exchange gains and losses. As the euro becomes accepted in the international money markets, Samsonite Europe may also reduce its currency risk against the U.S. dollar for purchases of goods in the Far East by using the euro to pay for such purchases rather than the U.S. dollar, which is currently the primary currency used in international trade. Because of the weakness in the euro since its adoption, the Company has not begun to use the euro for such purchases and does not expect this to occur within calendar 2001.

        Samsonite Europe has adjusted its wholesale pricing to reduce product pricing differences between countries which have existed historically; however, price variations between countries will continue to exist at the retail level due to differences in transportation costs, value added tax rates, and dealer margins in the various European countries. Because of Samsonite Europe’s strong competitive position throughout the countries participating in the euro conversion and significant economic barriers to entry, the Company does not believe that potential increased competition and price transparency as a result of the euro will have an adverse effect on the Company’s sales or results of operations. The Company will ask all customers of the eleven euro countries to switch to euro invoicing and euro payments as of October 1, 2001.

        Samsonite Europe used the Belgian franc as its functional currency until its fiscal year ended December 31, 2000 and began using the euro effective January 1, 2001. Samsonite Europe’s information systems have been modified such that order entry, customer invoicing, and payment processing can be accomplished in the former currency or the euro, while converting financial reporting to the functional currency (the Belgian franc). System modifications have also been completed to convert the functional currency to the euro. Most system modifications to date have been accomplished using internal staffing with minimal incremental costs incurred to date. The Company estimates that it has incurred incremental costs through January 31, 2001 of approximately $80,000 to implement the euro conversion and estimates that it will spend a total of approximately $100,000 to fully implement its euro conversion. These cost estimates do not include costs of existing internal staff who have devoted time to the euro conversion. All costs related to the euro conversion have been charged to expense.

Effect of Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), which is effective for fiscal years beginning after June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. FAS No. 133 does not require financial statements to be retroactively restated. The Company will adopt the provisions of FAS No. 133 as of February 1, 2001 and has determined that the implementation of this standard will not have a material impact on its financial condition or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company enters into forward financial instruments to manage and reduce the impact of changes in foreign currency rates with major financial institutions. From time to time, the Company uses interest rate swaps to manage interest rate risk. The Company does not use financial instruments to manage fluctuations in commodity prices. The Company does not hold or issue financial instruments for trading purposes.

Foreign Exchange Contracts

        The Company enters into forward foreign exchange and option contracts to reduce its economic exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations), intercompany royalty payments from foreign subsidiaries, and certain third party royalty payments receivable in Japanese yen. The Company’s European subsidiary enters into forward exchange contracts primarily to reduce its economic exposure to purchases of goods from the Far East payable in U.S. dollars and certain other contracts to reduce its economic exposure to receipts payable in various European currencies.

        Contracts entered into to reduce the Company’s exposure to translated earnings of foreign subsidiaries and intercompany royalties are marked to market at the end of each month and gains or losses are included in Other Income (Expense)—Net. Gains or losses on foreign exchange contracts entered into to reduce the Company’s exposure to third party royalty payments, product purchases, and receipts are included in income or loss when the contracts are closed.

        At January 31, 2001, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $51.6 million with a weighted average maturity of 174 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the year ended January 31, 2001 would be approximately $4.9 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

Interest Rates

        At January 31, 2001, the Company had approximately $334.4 million of fixed rate long-term debt (including current maturities.) The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term debt (including current portion) at January 31, 2001 was $261.6 million, which was less than the carrying value by $72.8 million. Fair values were determined primarily from quoted market rates since almost all the fixed rate long-term debt at January 31, 2001 consists of the Company’s outstanding publicly traded subordinated notes. A 1.0% decrease from prevailing interest rates at January 31, 2001, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $12.2 million.

        At January 31, 2001, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 1,400,000,000 Belgian francs ($32,703,000 at January 31, 2001), a pay rate of 5.01% and a receive rate, based on Euribor, of 5.085%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

        At January 31, 2001, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.06%, and a receive rate of 6.46% based on Libor . The swap agreement dated December 13, 2000, has a two-year term and may be canceled at the option of the other party to the agreement after one year. The rate the Company receives reprices every three months.

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
None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the 2001 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	1	Financial Statements:

See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

	2.	Financial Statement Schedule:

See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

	3.	Exhibits:

See Index to Exhibits on pages E-1 through E-5 hereof.

(b)		Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION

By: /s/ LUC VAN NEVEL

Chief Executive Officer, President and Director

Date: April 19, 2001

        Each person whose signature appears below constitutes and appoints Luc Van Nevel and Richard H. Wiley, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2001, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD H. WILEY Richard H. Wiley	Chief Financial Officer, Treasurer and Secretary	April 19, 2001

/s/ BERNARD ATTAL Bernard Attal	Director	April 19, 2001

/s/ LEON D. BLACK Leon D. Black	Director	April 19, 2001

/s/ EMMANUEL CUEFF Emmanuel Cueff	Director	April 19, 2001

/s/ ROBERT H. FALK Robert H. Falk	Director	April 19, 2001

/s/ RICHARD R. NICOLOSI Richard R. Nicolosi	Director	April 19, 2001

/s/ MARK H. RACHESKY Mark H. Rachesky	Director	April 19, 2001

/s/ ROBERT L. ROSEN Robert L. Rosen	Director	April 19, 2001

/s/ MARC J. ROWAN Marc J. Rowan	Director	April 19, 2001

/s/ STEPHEN J. SOLARZ Stephen J. Solarz	Director	April 19, 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Samsonite Corporation:

        We have audited the accompanying consolidated financial statements of Samsonite Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
March 16, 2001

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
January 31, 2001 and 2000
(In thousands)

	January 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$18,760	16,705
Trade receivables, net of allowances for doubtful accounts of $6,087 and $5,489 (Note 9)	77,952	75,261
Notes and other receivables	10,747	10,438
Inventories (Notes 5 and 9)	164,347	171,769
Deferred income tax assets (Note 12)	3,541	3,320
Prepaid expenses and other current assets	15,811	15,273

Total current assets	291,158	292,766

Property, plant and equipment, net (Notes 6 and 9)	129,802	141,254
Intangible assets, less accumulated amortization of $56,863 and $52,178 (Notes 3 and 7)	106,815	109,007
Other assets and long-term receivables, net of allowance for doubtful accounts of $521	17,029	17,553

	$544,804	560,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Short-term debt (Note 8)	$ 12,191	7,108
Current installments of long-term obligations (Note 9)	3,110	5,379
Accounts payable	54,878	46,950
Accrued interest expense	6,316	6,295
Accrued compensation and employee benefits	22,720	21,566
Other accrued expenses	43,108	46,417

Total current liabilities	142,323	133,715

Long-term obligations, less current installments (Notes 2, 9 and 14)	423,048	427,094
Deferred income tax liabilities (Note 12)	15,197	15,695
Other non-current liabilities (Note 13)	38,286	48,425

Total liabilities	618,854	624,929

Minority interests in consolidated subsidiaries	11,315	10,009
Senior redeemable preferred stock (aggregate liquidation preference of $249,634 and $217,805, net of discount and issuance costs of $9,654 and $10,680) (Note 10)	239,980	207,125

Stockholders’ equity (deficit) (Notes 2, 9, 10, 11 and 19):
Preferred stock	—	—
Common stock	303	302
Additional paid-in capital	490,127	489,963
Accumulated deficit	(369,873)	(330,219)
Accumulated other comprehensive loss	(25,902)	(21,529)

	94,655	138,517
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ equity (deficit)	(325,345)	(281,483)

Commitments and contingencies (Notes 9, 10, 11, 13 and 15)
	$ 544,804	560,580

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended January 31,
	2001	2000	1999
Net sales	$ 783,898	767,685	697,421
Cost of goods sold	459,746	442,325	413,124

Gross profit	324,152	325,360	284,297

Selling, general and administrative expenses	260,690	261,792	263,892
Amortization of intangible assets	4,656	5,712	5,633
Asset impairment charge (Note 4)	6,400	—	—
Provision for restructuring operations (Note 4)	1,604	—	6,598

Operating income	50,802	57,856	8,174

Other income (expense):
Interest income	1,287	2,022	2,453
Interest expense and amortization of debt issue costs and premium	(49,779)	(52,293)	(39,954)
Other income (expense)—net (Notes 15 and 16)	4,237	3,671	(25,351)

Income (loss) before income taxes, minority interest, and extraordinary item	6,547	11,256	(54,678)

Income tax expense (Note 12)	(12,350)	(12,576)	(26,800)
Minority interest in earnings of subsidiaries	(2,649)	(1,747)	(840)

Loss before extraordinary item	(8,452)	(3,067)	(82,318)

Extraordinary item—gain (loss) on extinguishment of debt, net of income tax benefit of $3,959 as of January 31, 1999 (Notes 2 and 9)	1,652	1,225	(6,460)

Net loss	(6,800)	(1,842)	(88,778)

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount (Note 10)	(32,854)	(28,796)	(15,632)

Net loss to common stockholders	$ (39,654)	(30,638)	(104,410)

Income (loss) per common share—basic and diluted:

Loss before extraordinary item	$ (2.09)	(2.63)	(6.79)
Extraordinary item	0.08	0.10	(0.45)

Net loss per share	$ (2.01)	(2.53)	(7.24)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

	Preferred stock(1)	Common stock(2)	Additional paid-in capital	Accumu- lated other compre- hensive loss	Accumu- lated deficit	Compre- hensive loss	Unearned compen- sation restricted shares	Treasury stock
Balance, January 31, 1998	$ —	204	418,462	(14,449)	(195,171)		(160)	—
Net loss.	—	—	—	—	(88,778)	(88,778)	—	—
Foreign currency translation adjustment	—	—	—	2,023	—	2,023	—	—

Comprehensive loss						$(86,755)

Issuance of 17,655 shares to directors for services (Note 11)	—	1	169	—	—		—	—
Issuance of 494,649 shares for exercise of employee stock options and 116,667 shares for stock bonus awards (Note 11)	—	5	7,705	—	—		—	—
Amortization of restricted stock award to compensation expense (Note 11)	—	—	—	—	—		160	—
Compensation expense accrued for stock bonus awards (Note 11)	—	—	473	—	—		—	—
Compensation expense for stock options (Note 11)	—	—	3,722	—	—		—	—
Common stock warrants issued with redeemable preferred stock (Note 10)	—	—	5,820	—	—		—	—
Preferred stock dividends and accretion of discount (Note 10)	—	—	—	—	(15,632)		—	—
Purchase of 10,500,000 shares for treasury (Note 2)	—	—	—	—	—		—	(420,000)

Balance, January 31, 1999	$ —	210	436,351	(12,426)	(299,581)		—	(420,000)
Net loss	—	—	—	—	(1,842)	(1,842)	—	—
Foreign currency translation adjustment	—	—	—	(9,103)	—	(9,103)	—	—

Comprehensive loss						$(10,945)

Issuance of 23,222 shares to directors for services (Note 11)	—		139	—	—		—	—
Issuance of 15,220 shares for exercise of employee stock options (Note 11)	—	—	38	—	—		—	—
Compensation expense accrued for stock bonus awards (Note 11)	—	—	138	—	—		—	—
Compensation expense for stock options (Note 11)	—	—	662	—	—		—	—
Issuance of 1,968 shares of Series Z Preferred Stock, net of offering costs of $1,000 (Note 19)	49,000	—	—	—	—		—	—
Issuance of 846,858 shares of common stock and conversion of 1,968 shares of Series Z Preferred Stock to 8,333,333 shares of common stock in connection with rights offering, net of offering costs of $1,355 (Note 19)	(49,000)	92	52,635	—	—		—	—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 10)	—	—	—	—	(28,796)		—	—

Balance, January 31, 2000	$ —	302	489,963	(21,529)	(330,219)		—	(420,000)

(Continued)
SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

	Preferred stock(1)	Common stock(2)	Additional paid-in capital	Accumu- lated other compre- hensive loss	Accumu- lated deficit	Compre- hensive loss	Unearned compen- sation restricted shares	Treasury stock
Net loss	$ —	—	—	—	(6,800)	(6,800)	—	—
Foreign currency translation adjustment	—	—	—	(4,373)	—	(4,373)	—	—

Comprehensive loss						$(11,173)

Issuance of 44,033 shares to directors for services (Note 11)	—	1	187	—	—		—	—
Issuance of 12,008 shares for exercise of employee stock options (Note 11)	—	—	30	—	—		—	—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 10)	—	—	—	—	(32,854)		—	—
Other	—	—	(53)	—	—		—	—

Balance, January 31, 2001	$ —	303	490,127	(25,902)	(369,873)		—	(420,000)

(1)
$.01 par value; 2,000,000 shares authorized; 245,285, 214,000 and 186,723 Senior Redeemable Preferred shares issued and outstanding at January 31, 2001, 2000 and 1999, respectively; no Series Z Preferred shares issued or outstanding at January 31, 2001.

(2)
$.01 par value; 60,000,000 shares authorized; 30,274,713, 30,218,672 and 21,000,039 shares issued at January 31, 2001, 2000 and 1999, respectively and 19,774,713, 19,718,672 and 10,500,039 outstanding at January 31, 2001, 2000 and 1999, respectively.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended January 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$ (6,800)	(1,842)	(88,778)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Nonoperating loss (gain) items:
Loss (gain) on extinguishment of debt	(1,652)	(1,225)	6,460
Loss (gain) on disposition of assets held for sale and fixed assets, net	188	432	(3,243)
Depreciation and amortization of property, plant and equiptment	20,869	21,912	21,421
Amortization of debt issue costs and premium	2,084	2,111	1,336
Amortization of intangible assets	4,656	5,712	5,633
Amortization of stock awards and stock issued for services	188	277	1,112
Deferred income tax expense	119	(27)	33,393
Pension plan gains, net	(7,414)	(4,416)	(2,827)
Asset impairment charge	6,400	—	—
Adjustment to accrual for resolution of claims with respect to old notes	—	(3,500)	—
Compensation expense for adjustment of stock options	—	662	3,722
Net provision for doubtful accounts	1,483	2,031	396
Net provision for restructuring operations	1,604	—	6,598
Changes in operating assets and liabilities:
Trade and other receivables	(3,514)	586	21,299
Inventories	9,365	15,798	(11,579)
Other current assets	(2,822)	(795)	(745)
Accounts payable and accrued liabilities	2,029	(20,812)	2,882
Other adjustments—net	486	3,001	1,859

Net cash provided by (used in) operating activities	27,269	19,905	(1,061)

Cash flows provided by (used in) investing activities:
Proceeds from sale of assets held for sale, property and equipment and other asset	1,106	678	17,608
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(17,759)	(22,749)	(24,827)
By less than 100% owned subsidiaries	(1,121)	(862)	(1,852)
Acquisition of foreign joint ventures and retail stores, net of cash acquired	(482)	(545)	(2,451)
Other	(2,061)	(2,818)	(4,125)

Net cash used in investing activities	$(20,317)	(26,296)	(15,647)

(continued)

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year ended January 31,
	2001	2000	1999
Cash flows provided by (used in) financing activities:
Net borrowings (payments) of senior credit facility	$ 6,685	(45,994)	33,948
Proceeds from issuance of senior subordinated notes	—	—	350,000
Proceeds from issuance of senior preferred stock	—	—	175,000
Issuance costs for senior subordinated notes, senior redeemable preferred stock and senior credit facility	—	—	(23,583)
Purchase of treasury stock	—	—	(420,000)
Retirement of Series B Notes, including redemption premiums	—	—	(60,781)
Proceeds from long-term obligations—other	17,318	957	381,021
Payments of long-term obligations—other	(27,478)	(15,686)	(393,914)
Proceeds from (payments of) short-term debt—net	2,083	(1,301)	(385)
Proceeds from stock offering, net of offering costs	—	52,727	—
Proceeds from exercise of stock options	30	38	7,401
Other, net	1,251	947	2,905

Net cash provided by (used in) financing activities	(111)	(8,312)	51,612

Effect of exchange rate changes on cash and cash equivalents	(4,786)	(10,524)	3,894

Net increase (decrease) in cash and cash equivalents	2,055	(25,227)	38,798
Cash and cash equivalents, beginning of year	16,705	41,932	3,134

Cash and cash equivalents, end of year	$ 18,760	16,705	41,932

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$ 47,888	51,002	33,822

Cash paid during the year for income taxes, net	$ 9,131	14,084	8,719

Noncash transactions:
During the years ended January 31, 2001, 2000, and 1999, property and equipment were acquired under capital lease financing transactions aggregating $5, $331 and $1,141, respectively.
During the year ended January 31, 2000, accounts receivable were exchanged for equipment from the 50% owned China joint venture totaling $1,906.
Other noncash transactions are described in Notes 3, 10, 11, 12 and 15.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2001 and 2000

(1)    Summary of Significant Accounting Policies

    (a)  General Business

        The principal activity of Samsonite Corporation and subsidiaries (the “Company”) is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite, American Tourister, Lark and Hedgren brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showroom and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company manufactures and distributes fashion oriented clothing and footwear in Europe, Asia and the United States and also operates a custom injection molding operation in Canada.

    (b)  Principles of Consolidation

        The consolidated financial statements include the financial statements of Samsonite Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries generally have fiscal year ends of December 31.

        Minority interests consist of other stockholders’ ownership interests in majority-owned subsidiaries of the Company.

    (c)  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

        At January 31, 2000, the Company had an investment in Chia Tai Samsonite (H.K.) Ltd. (“Chia Tai”), a 50% owned joint venture formed to manufacture and distribute luggage in China. During fiscal 2001, the Company acquired from its joint venture partner, its 50% interest in Chia Tai. Upon the acquisition, the financial statements of Chia Tai are consolidated with the Company’s (see Note 3).
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

        Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 65 years
Machinery, equipment and other	2 to 30 years

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

        Loss before extraordinary item per common share and net loss per common share for the years ended January 31, 2001, 2000 and 1999 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,746,275, 12,124,412 and 14,416,857, respectively. Basic earnings per common share and earnings per common share—assuming dilution are the same for the years ended January 31, 2001, 2000 and 1999 because the net loss from operations causes stock options to be antidilutive.

        There are options to purchase 2,070,329 shares outstanding at January 31, 2001.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company enters into foreign exchange contracts in order to reduce its economic exposure to fluctuations in currency exchange rates on certain foreign operations and royalty agreements through the use of forward delivery commitments. These types of open forward delivery commitments are marked to market at the end of each accounting period and corresponding gains and losses are recognized in other income (expense). See Note 16.

        With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company’s customer base and geographic areas covered by the Company’s operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 2001, approximately $11,574,000 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

    (m)  Accounting for Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 121 requires impairment losses to be recorded on long-lived assets, and certain identifiable intangible assets, used in operations when indicators of impairment are present and the undiscounted future cash flows (without interest charges) estimated to be generated by such assets are less than the assets’ carrying amount. Impairment is measured by the excess of the assets’ carrying amount over fair value, less costs to sell. SFAS 121 also requires that long-lived assets and certain identifiable intangibles that are expected to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell.

    (n)  Revenue Recognition

        Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for markdown allowances, returns and discounts at the time product sales are recognized. Revenues from retail sales are recognized at the point-of-sale to consumers.

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $17,693,000, $16,707,000 and $16,450,000, for the years ended January 31, 2001, 2000, and 1999, respectively.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (o)  Stock Based Compensation

        The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25 issued in March 2000, in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per common share, as calculated under the provisions of SFAS 123, is disclosed in Note 11.

    (p)  Advertising Expense

        External costs incurred in producing media advertising are expensed in the year incurred. Cooperative advertising costs associated with customer support programs are accrued when the related revenues are recognized. Advertising expense was approximately $46,100,000, $50,200,000 and $56,000,000, during the years ended January 31, 2001, 2000 and 1999, respectively.

    (q)  Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2001 presentation.

(2)    Recapitalization

        On January 7, 1998, the Company announced it had engaged a financial advisor to assist in the process of exploring various strategic alternatives designed to enhance shareholder value. This process ultimately resulted in the Recapitalization plan. On June 24, 1998, the Company completed a recapitalization of the Company (the “Recapitalization”) involving the repurchase pursuant to a tender offer for 10.5 million shares of the Company’s common stock at a purchase price of $40.00 per share ($420 million in the aggregate) and the refinancing of certain existing indebtedness. The Company financed the Recapitalization through the sale of $350 million of 10% senior subordinated notes, $175 million of 13 7 /8% senior redeemable preferred stock and warrants, and a new bank senior credit facility.

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
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Purchases of Interest in Joint Venture and Foreign Distributorships

        On June 27, 2000, the Company acquired from its joint venture partner, its 50% interest in Chia Tai, a joint venture formed to manufacture and distribute luggage in China for $500,000. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. The acquisition was accounted for using the purchase method of accounting and $700,000 in goodwill was recorded in connection with the purchase. Since the acquisition, the financial statements of Chia Tai have been consolidated with those of the Company.

        In June 2000, the Company, through its 51% owned Latin American joint venture, acquired an eight-store retail chain in Argentina for $1,680,000, including non-cash and minority interest consideration of $1,080,000, and record goodwill in connection with the purchase of $1,527,000.

        During the year ended January 31, 1999, the Company, through its 51% owned Latin American joint venture, acquired two distributors in Argentina and Uruguay. The joint venture paid and recorded goodwill of $2,451,000 for the purchase of the distributorships, and recorded a liability for the estimated additional purchase price due of approximately $1,267,000.

(4)    Asset Impairment and Provision for Restructuring Operations

    Fiscal 2001

        The Company’s Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. Wholesale and Retail operations. The restructuring includes the consolidation of the Company’s Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico and the closure of the Denver manufacturing plant and some of the Company’s U.S. retail stores and the streamlining of the Company’s U.S. sales and marketing organization. In connection with these activities, during the fourth quarter of fiscal 2001, the Company recorded a $6.4 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production at the two manufacturing facilities and the carrying amount of leasehold improvements, furniture and fixtures at the U.S. retail stores which will be closed. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets’ estimated fair values less costs to sell. The fair values of the assets were determined based on an estimate of market value prepared by management of the Company.

        A restructuring provision of $1.6 million was recorded in the fourth quarter of fiscal 2001 in connection with the aforementioned restructuring initiatives. The provision relates to termination and severance costs for the elimination of approximately 22 positions in the Company’s U.S. sales and marketing workforce, costs related to the consolidation of its Tucson, Arizona manufacturing operations into its existing facility in Nogales, Mexico, and lease termination costs for U.S. retail stores which will be closed. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001. In addition, other restructuring expenses included in cost of sales of $0.4 million were incurred related to the restructuring.

        The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001, subsequent to the Company’s fiscal year-ended January 31, 2001. As a result, the Company is required by GAAP to record charges related to employee termination costs for the plant closure in fiscal 2002. The Company expects to record a restructuring charge of approximately $3.7 million during the first quarter of fiscal 2002 which will primarily relate to employee termination costs. The Company also expects to incur approximately $4.1 million of cost of sales and selling, general and administrative expenses related to the restructuring which, under GAAP, cannot be accrued at January 31, 2001 as part of the restructuring plan but will be expensed as incurred.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Fiscal 1999

        The Company recorded a pretax restructuring provision in fiscal 1999 of approximately $2,608,000 in connection with the restructuring of the Torhout, Belgium manufacturing facility primarily related to termination and severance costs for the elimination of approximately 111 positions. As of January 31, 2000, the Torhout, Belgium fiscal 1999 restructuring was substantially complete. Additionally, during fiscal 1999, a pre-tax charge of approximately $5,606,000 (of which approximately $2,200,000 is non-cash) was recorded in connection with the U.S. Wholesale restructuring primarily related to termination and severance costs for the elimination of approximately 227 positions and costs related to the disposal of molding and other equipment representing excess capacity. Through January 31, 2000, approximately $3,901,000 has been charged against this accrual for such restructuring expenses. During the fourth quarter of fiscal 1999, certain excess restructuring reserves of $1,616,000 were reversed including $538,000 of excess accruals related to the fiscal 1997 reserve and excess reserves of $1,078,000 related to the fiscal 1999 U.S. Wholesale restructuring. The reversal of excess reserves was necessary because certain expenses contemplated in the restructurings did not materialize.

(5)   Inventories

        Inventories consisted of the following:

	January 31,
	2001	2000
	(In thousands)
Raw materials and supplies	$ 38,426	37,964
Work in process	5,990	6,338
Finished goods	119,931	127,467

	$ 164,347	171,769

(6) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31,
	2001	2000
	(In thousands)
Land	$ 11,564	11,547
Buildings	72,406	69,913
Machinery, equipment and other	146,470	147,539

	230,440	228,999
Less accumulated depreciation and amortization	(100,638)	(87,745)

	$ 129,802	141,254

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Property, plant and equipment includes property and equipment under capital leases as follows:

	January 31,
	2001	2000
	(In thousands)
Buildings	$4,022	4,305
Machinery, equipment and other	3,903	3,865

	7,925	8,170
Less accumulated amortization	(3,021)	(2,197)

	$4,904	5,973

(7)    Intangible Assets

        The following is a summary of intangible assets, net of accumulated amortization:

	January 31,
	2001	2000
	(In thousands)
Tradenames	$ 98,063	101,561
Licenses, patents and other	8,752	7,446

	$106,815	109,007

(8)    Short-term Debt

        As of January 31, 2001 and 2000, the Company had $12,191,000 and $7,108,000 of short-term debt outstanding under foreign lines of credit, respectively. As of January 31, 2001, the weighted average interest rate on foreign short-term borrowings was 12.1%. The European subsidiaries had unused available borrowings on foreign lines of credit and other foreign borrowing arrangements totaling approximately $51.3 million as of January 31, 2001, which are generally restricted for working capital purposes; however, the terms of the Company’s senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such credit facilities.

        Other foreign subsidiaries had approximately $0.5 million available under bank credit lines at January 31, 2001.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Long-term Obligations

        Long-term obligations represent long-term debt and capital lease obligations as follows:

	January 31,
	2001	2000
	(In thousands)
Senior Credit Facility (a)
Revolving Credit Facility	$ 7,336	—
Term Loan Facility	80,568	83,354
Senior Subordinated Notes (b)	330,450	338,050
Other obligations (c)	4,847	6,719
Capital lease obligations (d)	2,425	3,818
Series B Notes (e)	532	532

	426,158	432,473
Less current installments	(3,110)	(5,379)

	$423,048	427,094

    (a)  Senior Credit Facility

        On June 24, 1998, the Company entered into a senior credit facility (the “Senior Credit Facility”). As amended, the Senior Credit Facility provides for a $70 million credit facility (the “Revolving Credit Facility”), a term loan facility in the amount of $60 million (the “U.S. Term Loan Facility”) which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the “European Term Loan Facility”), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. The Revolving Credit Facility and the European Term Loan Facility mature on June 24, 2003. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and principal repayments in each of the sixth and seventh years of 47.5% of the original principal balance with the seventh payment due June 24, 2005. Borrowings under the Senior Credit Facility accrue interest at rates adjusted periodically depending on the Company’s financial performance as measured each fiscal quarter and interest rate market conditions. In addition, the Company is required to pay a commitment fee of .50% 50 .625% (depending on the Company’s financial performance) on the unused portion of the Revolving Credit Facility. During fiscal 2000, the Company repaid $11.8 million of the U.S. Term Loan Facility and $9.2 million of the European Term Loan Facility using proceeds from the Rights Offering (see Note 19). As of January 31, 2001, the Company had $6.4 million in letters of credit outstanding under the Senior Credit Facility.

        At January 31, 2001, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 1,400,000,000 Belgian Francs ($32,703,000 at January 31, 2001), a pay rate of 5.01%, and a receive rate based on Euribor of 5.085%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months. At January 31, 2001, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.06% and a receive rate based on Libor of 6.46%. The swap agreement dated December 13, 2000 has a two-year term and can be canceled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

    (b)  Senior Subordinated Notes

        On June 24, 1998, the Company issued and sold $350,000,000 principal amount of 10 3 /4% Senior Subordinated Notes due 2008 (the “10 3 /4% Notes”).

        Interest on the 10 3 /4% Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998. The 10 3 /4% Notes mature on June 15, 2008 and are redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. In addition, the Company, at its option, may redeem in the aggregate up to 40% of the principal amount of the 10 3 /4% Notes originally issued at any time and from time to time prior to June 15, 2001, at a redemption price equal to 110.75% of the principal amount thereof, plus accrued interest, with the proceeds of one or more equity offerings, provided that at least $210 million aggregate principal amount of 10 3 /4% Notes remains outstanding immediately after the occurrence of any such redemption. The 10 3 /4% Notes are redeemable at the option of holders thereof upon a change of control of the Company at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid interest thereon to the reduction date. During fiscal 2001, the Company repurchased and retired $7.6 million principal amount of the 10 3 /4% Notes. During fiscal 2000, the Company repurchased and retired $12.0 million principal amount of the 10 3 /4% Notes. The difference between the principal amount of the 10 3 /4% Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item in the accompanying consolidated statement of operations for the years ended January 31, 2001 and 2000.

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

    (c)  Other Obligations

        As of January 31, 2001, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2004.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (d)  Leases

        Future minimum payments under noncancelable capital leases, which relate primarily to property and equipment, and noncancelable operating leases, which relate primarily to retail floor space rental, at January 31, 2001 were as follows:

	Capital leases	Operating leases
	(In thousands)
Year ending January 31:
2002	$ 1,232	18,727
2003	530	15,119
2004	400	10,616
2005	125	7,037
2006	125	4,166
Thereafter	495	2,219

Total minimum lease payments	2,907	57,884

Less amount representing interest	(482)

Present value of net minimum capital lease payments	2,425
Less current installments of minimum capital lease payments	(1,083)

Long-term obligations under capital leases, excluding current installments	$ 1,342

        Rental expense under cancelable and noncancelable operating leases consisted of the following:

	Year ended January 31,
	2001	2000	1999
	(In thousands)
Minimum rentals	$20,940	22,614	14,699
Contingent rentals	1,033	1,281	1,432

	$21,973	23,895	16,131

        Aggregate maturities of long-term obligations at January 31, 2001 were as follows (in thousands):

Year ending January 31:
2002	$ 2,027
2003	2,773
2004	48,464
2005	23,069
2006	16,950
Thereafter	330,450

423,733
Obligations under capital leases	2,425

Total	$426,158

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Holders of the Senior Redeemable Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company out of funds legally available therefore, dividends on the Senior Redeemable Preferred Stock at a rate per annum of 13 7 /8% of the liquidation preference per share of Senior Redeemable Preferred Stock, payable quarterly in arrears on each March 15, June 15, September 15 and December 15 commencing September 15, 1998. All dividends are cumulative, whether or not earned or declared, on a daily basis from June 24, 1998 and compound on a quarterly basis. Dividends may be paid, at the Company’s option, on any dividend payment date occurring on or prior to June 15, 2003, either in cash or by the issuance of additional shares of Senior Redeemable Preferred Stock with a liquidation preference equal to the amount of such dividends; thereafter, dividends are payable in cash. Dividends on the Senior Redeemable Preferred Stock are accrued monthly to the liquidation preference amount by charges to accumulated deficit for dividends expected to be paid by issuing additional shares of Senior Redeemable Preferred Stock. The dividend rate on the Senior Redeemable Preferred Stock is subject to increase by 2% upon the occurrence of certain events including the failure to pay dividends after June 15, 2003 and failure to comply with certain covenants and conditions. The Company’s Senior Credit Facility and the indenture under its Notes, contain limitations on the Company’s ability to pay cash dividends on the Senior Redeemable Preferred Stock.

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

        The Senior Redeemable Preferred Stock is exchangeable at the option of the Company at any time for junior subordinated debentures of the Company or, at the option of the Company, debentures of a holding company of the Company (in either case, the “Exchange Debentures”), with an interest rate equal to the dividend rate on the Senior Redeemable Preferred Stock, which is payable in cash or in additional Exchange Debentures at the option of the issuer thereof until the fifth anniversary of the issuance of the Senior Redeemable Preferred Stock and in cash thereafter. The Senior Redeemable Preferred Stock and the Exchange Debentures, if issued, are redeemable at the option of the holders thereof upon a change of control of the Company at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid dividends or interest thereon, as the case may be, to the redemption date. The Senior Redeemable Preferred Stock contains, and the Exchange Debentures, if issued, will contain, certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends and make certain other distributions, enter into transactions with affiliates or merge or consolidate.

(11)    Employee Stock Options and Awards

        At January 31, 2001, the Company has outstanding options under its fiscal years 1995 and 1999 Stock Option and Incentive Award Plan. As described in note 1(o), the Company applies APB 25 and the related interpretation in accounting for stock options and awards. Through January 31, 2001, all options have been granted at exercise prices equal to or above fair market value at the date of grant and under terms whereby the exercise price and number of options granted was fixed at the date of grant. Accordingly, no compensation cost has been recognized for stock options granted through January 31, 2001, except as noted below.

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

        Had the Company determined compensation cost for the stock options pursuant to the fair value based accounting method consistent with the provisions of SFAS 123, pro forma net loss per common share would have been as follows:

	Year ended January 31,
	2001	2000	1999
Net income (loss) to common stockholders:
As reported	$(39,654)	(30,638)	(104,410)

Pro forma	$(41,251)	(31,003)	(103,112)

Net income (loss) to common stockholders per share—basic and assuming dilution:
As reported	$ (2.01)	(2.53)	(7.24)

Pro forma	$ (2.09)	(2.56)	(7.15)

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three years ended January 31, 2001: no dividend yield for any year; expected volatility of 42% for fiscal year 2001, 40% for fiscal year 2000 and 39% for fiscal year 1999; weighted-average risk-free interest rate of 4.8% for fiscal year 2001, 6.3% for fiscal year 2000 and 4.8% for fiscal year 1999; and weighted average expected lives of 4.3 years for fiscal years 2001, 2000 and 1999.

    Directors’ Stock Plan

        In fiscal 1996, the Company adopted the Samsonite Corporation 1996 Directors’ Stock Plan (the “Plan”) and reserved 200,000 shares of its common stock for issuance under the Plan. Under the Plan, each non-employee director may elect to receive common stock for directors’ fees valued at fair market value in lieu of cash. At January 31, 2001, 89,455 shares of common stock had been issued under the Plan. The Plan expired as of January 31, 2001. The Company plans to extend the Plan, by amendment, subject to shareholder approval at the Company’s fiscal 2001 annual shareholder meeting.

    1995 and 1999 Stock Option and Incentive Award Plans

        The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) (“the 1995 Plan”) reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2001, all awards under the 1995 Plan were nonqualified stock options.

        On July 15, 1998, the Board of Directors of the Company adopted the FY 1999 Stock Option and Incentive Award Plan (the “1999 Plan”), which was approved by the Company’s stockholders on August 28, 1998. The 1999 Plan has 750,000 shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2001, all awards under the 1999 Plan were nonqualified stock options.

    Other Options and Stock Awards

        Effective May 15, 1996, the Company entered into agreements (“Share Bonus Agreements”) with three executive officers to provide stock bonuses to each of them of 38,889 shares of common stock (“Bonus Shares”), payable if the executive remained continually employed by the Company through the earlier of May 15, 1999 or one year after a change of control event. The shares are also issuable in the event of certain types of terminations. Bonus Shares were issued to one executive subsequent to his termination of employment on February 1, 1998 and the remaining compensation expense related to his shares was recognized at that time. The Company recognized compensation expense equal to the market value of the shares at May 15, 1996 ($18.25 per share) over the three year vesting period for the two remaining executives. In connection with the completion of the Recapitalization, the Share Bonus Agreements for the remaining two executives were amended to permit the tender of Bonus Shares to the Company. As a result, the Company purchased 20,026 of the Bonus Shares from each of the two executive officers, representing the same percentage of shares accepted in the Recapitalization from other stockholders. The remainder of the outstanding Bonus Shares became fully vested on May 15, 1999.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Stock Option Summary

        A summary of stock option transactions follows:

	Year ended January 31,
	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,282,365	$6.68	1,615,794	$ 7.39	2,565,050	$26.27
Granted	309,300	$5.48	798,500	$ 5.68	218,000	$ 9.38
Exercised	(12,008)	$2.50	(15,220)	$ 2.50	(494,649)	$14.97
Forfeited	(509,328)	$6.21	(116,709)	$10.23	(194,753)	$22.52
Adjustments for Recapitalization (see note 2)	—		—		(477,854)

Outstanding at end of year	2,070,329	$6.64	2,282,365	$ 6.68	1,615,794	$ 7.39

Options exercisable at end of year	988,724	$7.02	1,139,485	$ 6.52	981,419	$ 6.40

Weighted-average fair value of options granted during the year	$ 2.31		$ 2.38		$ 3.60

        The following table summarizes information about stock options outstanding at January 31, 2001:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.50 to $6.25	1,337,364	7.3 years	$5.03	439,914	$3.85
$6.26 to $10.00	732,965	5.6 years	$9.56	548,810	$9.55

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Income Taxes

        Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
	(In thousands)
Year ended January 31, 2001:
U.S. federal	$ —	—	—
Foreign	12,231	119	12,350
U.S. state and local	—	—	—

	$ 12,231	119	12,350

Year ended January 31, 2000:
U.S. federal	$ —	—	—
Foreign	12,603	(27)	12,576
U.S. state and local	—	—	—

	$ 12,603	(27)	12,576

Year ended January 31, 1999:
U.S. federal	$(13,829)	29,944	16,115
Foreign	7,995	1,876	9,871
U.S. state and local	(759)	1,573	814

	$ (6,593)	33,393	26,800

        Components of income (loss) from operations before income taxes, minority interest, and extraordinary item are as follows:

	Year ended January 31,
	2001	2000	1999
	(In thousands)
United States.	$(26,373)	(20,060)	(75,539)
Other countries	32,920	31,316	20,861

Total	$ 6,547	11,256	(54,678)

        Income tax expense (benefit) attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2001, 2000 and 1999 as a result of the following:

	Year ended January 31,
	2001	2000	1999
	(In thousands)
Computed “expected” tax expense (benefit)	$ 2,292	3,940	(19,137)
Increase (decrease) in taxes resulting from:
Net impact of U.S. operating losses which do not provide benefit	9,230	7,021	—
Increase in valuation allowance	—	—	44,077
Tax rate differential on foreign earnings	828	1,615	2,570
Deemed dividends from foreign subsidiary	—	—	15,901
State income taxes, net of federal benefit	—	—	529
Adjustment of reserves related to prior year’s tax provisions	—	—	(17,100)
Other, net	—	—	(40)

Income tax expense	$12,350	12,576	26,800

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below:

	January 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Accounts receivable valuation allowances	$ 3,104	2,755
Inventory costs capitalized for tax purposes	1,325	1,415
Other accruals and reserves accrued for financial reporting purposes	18,073	32,571
Post-retirement benefits accrued for financial reporting purposes	6,917	6,385
Foreign tax credit carryforwards	4,671	10,576
Net operating loss and minimum tax carryforwards	95,013	72,102

Total gross deferred tax assets	129,103	125,804
Less valuation allowance	(82,550)	(80,300)

Deferred tax assets, net of valuation allowance	46,553	45,504

Deferred tax liabilities:
Plant, equipment and intangibles, due to differences as a result of fresh start	39,242	41,035
Plant and equipment, due to differences in depreciation methods	6,479	9,038
Other accruals and reserves	12,488	7,806

Total gross deferred tax liabilities	58,209	57,879

Net deferred tax liability	$ (11,656)	(12,375)

        The components of the net current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2001	2000
	(In thousands)
Net current deferred tax asset:
U.S. federal	$ —	—
Foreign	3,541	3,320
U.S. state and local	—	—

	3,541	3,320

Net non-current deferred tax liability:
U.S. federal	—	—
Foreign	15,197	15,695
U.S. state and local	—	—

	15,197	15,695

Net deferred tax asset (liability)	$(11,656)	(12,375)

        The valuation allowance for deferred tax assets was increased from $80.3 million at January 31, 2000 to $82.5 million at January 31, 2001. The net change of $2.2 million was primarily the result of the valuation allowance decrease of $5.9 million as a result of expiring foreign tax credits which the Company later took as deductions and a reduction in net tax assets of $11.4 million, not including the net operating loss carryforward. Increases resulted from a $19.0 million increase in the state and federal net operating loss carryforward asset and from a net increase of $0.5 million in foreign valuation allowances. Management believes that the results of future operations and the reversal of deferred tax liabilities will generate sufficient future taxable income to realize the foreign deferred tax assets. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2001 and 2000 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company’s forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization.

        At January 31, 2001, the Company has net operating loss carryforwards of approximately $239.6 million for federal income tax purposes, expiring at various dates through 2020. In 2000, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $9.2 million per year, as adjusted for unused yearly limitations.

        Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $92.2 million and $81.2 million as of January 31, 2001 and 2000, respectively.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    Pension and Other Employee Benefits

        The Company and certain subsidiaries have pension plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The following tables provide combined information relevant to the Company’s pension and other employee benefit plans:

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2001	2000	2001	2000
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$ 191,855	199,644	12,927	14,492
Service cost	1,822	2,065	476	512
Interest cost	13,889	13,769	937	976
Plan participants’ contributions	—	—	583	327
Amendments	—	3,672	(2,512)	—
Actuarial (gain)/loss	6,785	(11,897)	2,869	(2,366)
Benefits paid	(15,512)	(14,982)	(1,094)	(1,025)
Translation adjustment	(1,005)	(416)	(6)	11

Benefit obligations at end of year	197,834	191,855	14,180	12,927

Change in Plan Assets
Fair value of plan assets at beginning of year	245,059	234,265	—	—
Actual return on plan assets	(1,057)	27,310	—	—
Acquisition	24	30	—	—
Employer contribution	556	194	500	688
Plan participants’ contributions	—	—	583	326
Translation adjustment	(94)	(389)	—	—
Benefits paid	(18,516)	(16,351)	(1,083)	(1,014)

Fair value of plan assets at end of year	225,972	245,059	—	—

Funded status	28,138	53,204	(14,180)	(12,927)
Unrecognized net obligation gain	120	203	—	—
Unrecognized net actuarial gain	(47,568)	(80,444)	(1,936)	(4,952)
Unrecognized prior service cost	4,204	4,635	(2,512)	—

Accrued benefit cost	$ (15,106)	(22,402)	(18,628)	(17,879)

Weighted Average Assumptions
Discount rate	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	8.25%	8.50%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        For post-retirement benefit measurement purposes, a 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2001. The rate was assumed to decrease gradually to 5.5% for fiscal 2005 and remain at that level thereafter.

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2001	2000	2001	2000
	(In thousands)
Components of Net Periodic Benefit Costs
Service cost	$ 1,822	2,065	476	512
Interest cost	13,889	13,769	937	976
Expected return on plan assets	(18,124)	(16,928)	—	—
Amortization of prior service cost	388	99	—	—
Recognized net actuarial gain	(4,764)	(2,202)	(318)	(102)

Total net periodic benefit cost (income)	$ (6,789)	(3,197)	1,095	1,386

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$ 158	(157)
Effect on post-retirement benefit obligation	$1,374	(1,140)

        For pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $40,973,000, $40,518,000 and $30,862,000, respectively, as of January 31, 2001 and $37,348,000, $36,989,000 and $32,830,000, respectively, as of January 31, 2000.

        Plan assets are primarily invested in equity securities and fixed income instruments.

        The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to continuing operations of these plans was $726,000, $783,000 and $797,000 for the years ended January 31, 2001, 2000 and 1999, respectively. The plans do not have significant liabilities other than benefit obligations.

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
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Senior Subordinated Notes

        The Company estimates that the fair value of the 103/4% Notes at January 31, 2001 approximates $254.0 million based on interdealer transactions which were priced at approximately $78.00 per $100.00 of principal.

    Senior Credit Facility and Other Long-term Obligations

        The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

    Foreign Currency Forward Delivery Contracts

        The fair value of foreign currency forward delivery contracts (see Note 1(l)) is estimated by reference to market quotations received from banks. At January 31, 2001 and 2000, the contract value of foreign currency forward delivery agreements outstanding was approximately $51,561,000 and $35,031,000, respectively. The settlement value of these instruments at that date was approximately $50,516,000 and $33,172,000, respectively.

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

        On April 27, 2000, the Company and the other defendants in the Colorado Litigations signed a definitive settlement agreement with the plaintiffs that provides for a complete resolution of the Colorado Litigations. The settlement provides that all defendants and related parties, including Samsonite and its officers, directors and shareholders, are fully released from all claims that were asserted or could have been asserted in the Colorado Litigations (in which the federal securities complaint has been amended to include the claims asserted in the Delaware Litigation). All amounts paid pursuant to the settlement have been paid entirely by Samsonite’s insurance carrier. Upon notice to the members of the putative class and shareholders of the Company, the Colorado federal court held a hearing on the fairness of the settlement for July 25, 2000. At that hearing, the court determined that the settlement is fair and reasonable to the class members and entered a judgment approving the settlement and dismissing the Colorado Litigations with prejudice. Subsequently, the Colorado state court entered a judgment dismissing the shareholder class action lawsuits pending in that court. Both of these judgments are final.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Resolution of Claims with Respect to the Old Notes

        The Company’s 1993 reorganization plan provided for payment in full of 100% of the allowed claim of the holders of certain old notes (“Old Notes”) of the Company’s predecessor, including approximately $16.4 million of interest on overdue installments of interest accruing prior to the commencement of the Company’s bankruptcy case. Various parties have challenged the allowability of the claim on the basis that interest on overdue installments of interest is not permitted under applicable non-bankruptcy law. The Company provided for this contingent liability in its consolidated financial statements when it emerged from bankruptcy in the amount of $16.4 million.

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

    Union Agreements

        Union membership in the Company’s European manufacturing plants varies from country to country and is not officially known. However, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, approximately 500 employees are unionized under a contract renewed every three years. The contract was most recently renewed in April 1999. As a result of the U.S. Wholesale and Retail restructurings (see Note 4), there will be a reduction of approximately 340 unionized employees in the U.S. once the restructurings are complete.

    Other

        The Company is a party to other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

(16)    Other Income (Expense), Net

        Other income (expense), net consisted of the following:

	Year ended January 31,
	2001	2000	1999
	(In thousands)
Net gain from foreign currency forward delivery contracts	$ 5,938	5,663	208
Gain (loss) on disposition of assets held for sale and fixed assets, net	(188)	(432)	3,243
Equity in income (loss) of unconsolidated affiliate	51	(729)	(1,875)
Adjustment to accrual for resolution of claims with respect toold notes (see Note 15)	—	3,500	—
Accrued costs related to shareholder litigation (see Note 15)	—	—	(23,200)
Other, net	(1,564)	(4,331)	(3,727)

	$ 4,237	3,671	(25,351)

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information:

	Three months ended
	April 30, 2000	July 31, 2000	October 31, 2000	January 31, 2001
	(In thousands, except per share amounts)
Net sales	$192,434	195,790	202,529	193,145

Gross profit	$79,879	81,336	82,957	79,980

Operating income	$12,149	16,168	15,594	6,891

Income (loss) before extraordinary item	$(2,268)	437	999	(7,620)

Net income (loss)	$(2,268)	437	999	(5,968)

Net loss to common stockholders	$(10,079)	(7,636)	(7,345)	(14,594)

Loss per share attributable to common stockholders—basic and assuming dilution:
Loss before extraordinary item	$(0.51)	(0.39)	(0.37)	(0.82)

Net loss	$(0.51)	(0.39)	(0.37)	(0.74)

	Three months ended
	April 30, 1999	July 31, 1999	October 31, 1999	January 31, 2000
	(In thousands, except per share amounts)
Net sales	$175,876	195,388	208,227	188,194

Gross profit	$74,659	81,083	87,146	82,472

Operating income	$10,014	14,676	17,739	15,427

Income (loss) before extraordinary item	$(3,932)	(363)	(531)	1,759

Net income (loss)	$(3,932)	(363)	(531)	2,984

Net loss to common stockholders	$(10,780)	(7,440)	(7,845)	(4,573)

Loss per share attributable to common stockholders—basic and assuming dilution:
Loss before extraordinary item	$(1.03)	(0.71)	(0.75)	(0.34)

Net loss	$(1.03)	(0.71)	(0.75)	(0.27)

(18)    Information Concerning Business Segments

        The Company’s continuing operations consist of the manufacture and distribution of luggage and other travel-related products, licensing of the Company’s brand names, and beginning in fiscal 2000, the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: The Americas, which include the United States comprised of wholesale and retail operations, and “Other Americas” which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company, royalties from the Japanese luggage licensee and corporate overhead.
SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1) except as follows: because the operations of the U.S. Wholesale and Retail segments are closely related, certain intercompany expense allocations among the two segments are not representative of actual costs to operate those segments. Additionally, certain overhead expenses which benefit the U.S. Wholesale and Retail segments are included in Other Operations. The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain reclassifications were made to the prior periods to conform to the January 31, 2001 presentation.

        Segment information for the years ended January 31, 2001, 2000 and 1999 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2001
Revenues from external customers.	$313,386	210,338	131,274	58,537	53,055	17,308	—	783,898
Intersegment revenues	$ 4,764	51,583	—	364	2,672	—	(59,383)	—
Operating income (loss)(a)	$ 43,767	(9,755)	3,196	3,508	7,835	2,322	(71)	50,802
Total assets	$196,829	126,655	27,572	50,749	29,391	273,456	(159,848)	544,804
Capital expenditures	$ 11,550	3,573	1,252	1,489	1,016	—	—	18,880
Depreciation and amortization	$ 8,247	5,911	2,562	1,547	1,466	5,619	173	25,525

2000
Revenues from external customers.	$323,178	212,404	132,499	48,635	35,427	15,542	—	767,685
Intersegment revenues	$ 3,907	56,924	—	447	1,348	—	(62,626)	—
Operating income (loss)(a)	$ 48,448	3,405	5,419	2,238	5,020	(5,475)	(1,199)	57,856
Total assets	$182,763	167,269	31,192	47,549	20,447	212,463	(101,103)	560,580
Capital expenditures	$ 9,865	6,399	1,923	2,455	944	2,025	—	23,611
Depreciation and amortization	$ 8,754	6,885	2,402	1,248	1,757	6,560	18	27,624

1999
Revenues from external customers	$304,986	179,577	128,595	45,588	22,902	15,773	—	697,421
Intersegment revenues	$ 2,088	43,653	—	2,788	1,721	—	(50,250)	—
Operating income (loss)(a)	$ 43,294	(32,628)	9,319	237	484	(12,261)	(271)	8,174
Total assets	$185,073	131,774	33,004	48,882	20,577	295,438	(93,313)	621,435
Capital expenditures	$ 10,073	9,846	3,289	1,324	2,323	(176)	—	26,679
Depreciation and amortization.	$ 8,346	7,396	1,975	1,065	1,554	6,718	—	27,054

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other—net, income taxes, minority interest, and extraordinary items. General corporate expenses and amortization of reorganization value in excess of identifiable assets are included in other operations.

The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the years ended January 31, 2001, 2000 and 1999, the Company had net gains (losses) from such transactions of $5,938,000, $5,664,000 and $208,000 respectively, which are included in nonoperating income (see Note 16).

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)
The fiscal 2001 U.S. Wholesale and Retail operating income (loss) includes charges and expenses associated with the U.S. operations restructuring totaling $7.1 million and $1.3 million, respectively. The fiscal 1999 European operating income includes a restructuring provision in the amount of $2.4 million related primarily to the restructuring of the Torhout, Belgium manufacturing facility. The fiscal 1999 U.S. operating loss includes a restructuring provision in the amount of $4.7 million related to the restructure of the U.S. Wholesale operations.

        Long-lived assets relating to the Company’s operations by geographic area is as follows:

	January 31,
	2001	2000
	(In thousands)
United States	$ 51,526	64,308
Belgium	39,957	41,015
Other Europe	18,626	17,985
Other	19,693	17,946

	$129,802	141,254

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

SAMSONITE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions(a)	Transfers	Deductions(b)	Balance at End of Period
Year Ended January 31, 2001
Allowance for Trade Receivables	$5,489	2,069	38	(1,509)	6,087
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$6,010	2,069	38	(1,509)	6,608

Year Ended January 31, 2000
Allowance for Trade Receivables	$7,065	2,031	—	(3,607)	5,489
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$7,586	2,031	—	(3,607)	6,010

Year Ended January 31, 1999
Allowance for Trade Receivables	$8,766	396	—	(2,097)	7,065
Allowance for Long-Term Receivables	706	—	—	(185)	521

Total	$9,472	396	—	(2,282)	7,586

Notes:
(a)	Amounts charged to costs and expenses.
(b)	Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(4)

3.2	Certificate of Ownership and Merger dated July 14, 1995.(1)

3.3	By-Laws of the Company.(4)

4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(12)

4.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other
Special Rights of 13 7 /8% Senior Redeemable Exchangeable Preferred Stock and Qualifications,
Limitations and Restrictions thereof.(13)

4.3	Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative,
Participating, Option and other Special Rights of 13 7 /8% Senior Redeemable Exchangeable Preferred
Stock and Qualifications, Limitations and Restrictions thereof.(13)

4.4	Indenture, in respect of the 13 7 /8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(13)

4.5	Form of Indenture, in respect of the 13 7 /8% Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New
York.(13)

4.6	Description of the Company’s common stock, par value $.01 per share, and the associated preferred stock purchase rights.(16)

10.1	Seconded Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement dated as of June 24, 1998, between the Company, Samsonite Europe N.V. and Bank of America National
Trust and Savings Association, BankBoston, N.A., and various other lending institutions, Bank of
America National Trust and Savings Association, as Administrative Agent, BankBoston, N.A. as
Syndication Agent, Canadian Imperial Bank of Commerce, as Documentation Agent and
BankAmerica Robertson Stephens and BancBoston Securities Inc., as Arrangers.(12)

10.2	First Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan
Agreement, dated as of October 1, 1998 between the Company, Samsonite Europe N.V. and various other lending institutions.(15)

10.3	Second Amendment and Waiver to Second Amended and Restated Multicurrency Revolving Credit
and Term Loan Agreement, dated as of January 29, 1999 between the Company, Samsonite Europe
N.V., and various other lending institutions.(19)

10.4	Third Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term
Loan Agreement, dated as of March 19, 1999, between the Company, Samsonite Europe N.V., Bank of America National Trust and Savings Association, BankBoston, N.A. and various other lending institutions.(20)

10.5	Fourth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term
Loan Agreement, dated November 5, 1999, between the Company, Samsonite Europe N.V., Bank of
America N.A., BankBoston, N.A. and various other lending institutions.(23)

10.6	Stipulation of Settlement dated as of April 28, 2000.(25)

10.7	Fifth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan
Agreement, dated as of June 29, 2000, between the Company, Samsonite Europe N.V., Bank of
America N.A., Fleet National Bank and various other lending institutions.(25)

Exhibit	Description
10.8	Sixth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term
Loan Agreement, dated as of January 31, 2001, between the Company, Samsonite Europe N.V.,
Bank of America N.A., Fleet National Bank and various other lending institutions.

10.9	Investment Agreement between Samsonite Corporation and Apollo Investment Fund, L.P., dated as of April 7, 1999.(20)

10.10	Certificate of the Designations, Powers, Preferences and rights of Series Z Convertible Preferred Stock of Samsonite Corporation.(20)

10.11	Registration Rights Agreement, dated as of April 7, 1999, between Samsonite and Apollo Investment Fund, L.P.(20)

10.12	Letter Agreement dated July 13, 1999 between Apollo Investment Fund, L.P. and Artemis America Partnership.(21)

10.13	Stockholders Agreement dated as of July 13, 1999 by and among Samsonite Corporation, Apollo Investment Fund, L.P. and Artemis America Partnership.(21)

10.14	Form of Stock Option Agreement, dated as of February 8, 2000, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel and Richard H. Wiley.(24)

10.15	Stock Option Agreement, dated as of October 23, 2000, between the Company and L.C. Ross.(26)

10.16	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Luc Van Nevel.(14)

10.17	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Thomas R. Sandler.(14)

10.18	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Karlheinz Tretter.(14)

10.19	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley.(14)

10.20	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and D. Michael Clayton.(14)

10.21	Stock Option Agreement dated as of May 15, 1996 between the Company and Richard R. Nicolosi.(7)

10.22	Form of Indemnification Agreement entered into or to be entered into by the Company with each of
R. Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen
J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen.(3)

10.23	Employment Agreement, dated as of February 1, 1998, between the Company and Thomas R. Sandler.(17)

10.24	Consulting Agreement, dated as of February 1, 1998, between Samsonite Europe N.V. and Luc Van Nevel.(17)

10.25	Executive Management Agreement, dated February 1, 1998, between the Company and Luc Van Nevel.(17)

10.26	Employment Agreement, dated as of February 1, 1998, between Samsonite GmbH and Karlheinz Tretter.(17)

10.27	Overall Agreement, dated as of February 1, 1998, between the Company and Karlheinz Tretter.(17)

10.28	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(9)

Exhibit	Description
10.29	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment.(8)

10.30	Stock Option Agreement, dated as of February 20, 1996, between the Company and Thomas R. Sandler.(4)

10.31	Stock Option Agreement, dated as of February 20, 1996, between the Company and Luc Van Nevel.(4)

10.32	Stock Option Agreement, dated as of February 20, 1996, between the Company and Karlheinz Tretter.(4)

10.33	Registration Rights Agreement, dated as of May 15, 1996, between the Company and Richard R. Nicolosi.(5)

10.34	Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(7)

10.35	Samsonite Corporation Directors Stock Plan.(9)

10.36	Purchase Agreement, dated as of June 13, 1996, between the Company and Artemis America Partnership and Apollo Investment Fund, L.P.(6)

10.37	Stock Option Agreement, dated as of October 29, 1996, between the Company and Thomas R. Sandler.(11)

10.38	Stock Option Agreement, dated as of October 29, 1996, between the Company and Karlheinz Tretter.(11)

10.39	Employment Agreement, effective as of February 1, 1998, between the Company and Richard H. Wiley.(17)

10.40	Trademark Purchase and Assignment Agreement, dated as of October 31, 1997, between the Company’s subsidiary, McGregor L.L.C. and McGregor International Licensing N.V.(10)

10.41	Trademark Option Agreement, dated as of October 31, 1997, between the Company’s subsidiary, McGregor L.L.C. and McGregor International Licensing N.V.(10)

10.42	Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as
Rights Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as
Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase
Series B Junior Participating Preferred Stock as Exhibit C.(16)

10.43	First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent.(20)

10.44	Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent.(21)

10.45	Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A.(22)

10.46	Agreement, made as of June 11, 1998, between the Company and Luc Van Nevel.(12)

10.47	Agreement, made as of June 11, 1998, between the Company and Thomas R. Sandler.(12)

10.48	Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A.(14)

10.49	Common Stock Registration Rights Agreement, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp.(14)

Exhibit	Description
10.50	First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A.(14)

10.51	FY 1999 Stock Option and Incentive Award Plan(18)

10.52	Registration Rights Agreement, dated as of June 24, 1998, by and among the Company, CIBC Oppenheimer Corp., BancAmerica Robertson Stephens, BancBoston Securities Inc. and Goldman, Sachs & Co.(12)

10.53	Registration Rights Agreement, in respect of the 137/8% Senior Redeemable Exchangeable Preferred Stock, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp.(13)

10.54	Form of Stock Option Agreement, dated as of March 24, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(23)

10.55	Form of Stock Option Agreement, dated as of November 12, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(23)

21	Subsidiaries of the Company

23	Consent of KPMG LLP

Note:  Documents which are underlined above appear herein. The others are incorporated by reference as follows:

(1)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).
(2)	Incorporated by reference from Application for Qualification of Indenture on Form T-3 (File No. 22-24448).
(3)	Incorporated by reference from Registration Statement on Form S-1 (Registration No. 33-71224).
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1996 (File No. 0-23214).
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1996 (File No. 0-23214).
(7)	Incorporated by reference from Registration Statement on Form S-8 filed June 7, 1996 (File No. 333-05467).
(8)	Incorporated by reference from Registration Statement on Form S-8 filed January 30, 1997 (File No. 333-20775).
(9)	Incorporated by reference from Proxy Statement filed May 23, 1996.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 1997 (File No. 0-23214).
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).
(12)	Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-61521).
(13)	Incorporated by reference from the Registration Statement on Form S-4 (Registration Statement No. 333-61519).
(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1998.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 1998 (File No. 0-23214).
(16)
Incorporated by reference from the Company’s Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company’s Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).

(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (File No. 0-23214).
(18)	Incorporated by reference from Proxy Statement filed August 6, 1998.
(19)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-23214).
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 1999.
(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1999.
(22)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 1999.
(23)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (File No. 0-23214).
(24)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2000.
(25)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2000.
(26)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2000.