Form 10-Q
period 2001-04-30
SAMSONITE CORP/FL
filed 2001-06-13
CIK 914478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,788,440 shares of common stock, par value $.01 per share, as of June 8, 2001.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of April 30, 2001 and January 31, 2001
(In thousands)

	April 30, 2001	January 31, 2001
Assets
Current assets:
Cash and cash equivalents	$10,319	18,760
Trade receivables, net of allowances for doubtful accounts of $5,979 and $6,087	71,954	77,952
Notes and other receivables	11,600	10,747
Inventories (Note 2)	171,349	164,347
Deferred income tax assets	3,487	3,541
Prepaid expenses and other current assets	18,036	15,811

Total current assets	286,745	291,158
Property, plant and equipment, net (Note 3)	120,029	129,802
Intangible assets, less accumulated amortization of $57,523 and $56,863 (Note 4)	106,069	106,815
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	16,326	17,029

	$529,169	544,804

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of April 30, 2001 and January 31, 2000
(In thousands, except share data)

	April 30, 2001	January 31, 2001
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term debt (Note 5)	$6,228	12,191
Current installments of long-term obligations (Note 5)	3,225	3,110
Accounts payable	57,002	54,878
Accrued liabilities	80,015	72,144

Total current liabilities	146,470	142,323
Long-term obligations, less current installments (Note 5)	414,891	423,048
Deferred income tax liabilities	14,492	15,197
Other noncurrent liabilities	36,526	38,286

Total liabilities	612,379	618,854

Minority interests in consolidated subsidiaries	11,420	11,315
Senior redeemable preferred stock, aggregate liquidation preference of $258,293 and $249,634; 253,794 and 245,285 shares issued and outstanding	248,895	239,980
Stockholders' equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,288,440 and 30,274,713 shares issued; 19,788,440 and 19,774,713 shares outstanding)	303	303
Additional paid-in capital	490,171	490,127
Accumulated deficit	(383,761)	(369,873)
Accumulated other comprehensive loss	(30,238)	(25,902)

	76,475	94,655
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(343,525)	(325,345)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$529,169	544,804

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended April 30, 2001 and 2000
(In thousands, except per share data)

	Three Months Ended April 30,
	2001	2000
Net sales (Note 1E)	$192,090	192,434
Cost of goods sold	115,197	112,555

Gross profit	76,893	79,879
Selling, general and administrative expenses	63,895	66,425
Amortization of intangible assets	1,164	1,305
Provision for restructuring operations (Note 10)	3,700	—

Operating income	8,134	12,149
Other income (expense):
Interest income	226	371
Interest expense and amortization of debt issue costs and premium	(12,289)	(12,250)
Other income—net (Note 6)	1,371	1,834

Income (loss) before income taxes, minority interest and extraordinary item	(2,558)	2,104
Income tax expense	(2,575)	(3,488)
Minority interest in earnings of subsidiaries	(884)	(884)

Loss before extraordinary item	(6,017)	(2,268)
Extraordinary item—gain on extinguishment of debt	1,044	—

Net loss	(4,973)	(2,268)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(8,915)	(7,811)

Net loss to common stockholders	$(13,888)	(10,079)

Net loss per common share—basic and diluted
Loss before extraordinary item	$(0.75)	(0.51)
Extraordinary item	0.05	—

Net loss per share	$(0.70)	(0.51)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
and Comprehensive Loss for the three months ended April 30, 2001
(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2001	$303	490,127	(25,902)	(369,873)		(420,000)
Net loss	—	—	—	(4,973)	(4,973)	—
Cumulative effect of accounting change (net of income tax expense of $32)	—	—	(18)	—	(18)	—
Unrealized gain on cash flow hedges (net of income tax expense of $250)	—	—	486	—	486	—
Reclassification adjustment for gains included in net income (net of income tax benefit of $111)	—	—	(298)	—	(298)	—
Foreign currency translation adjustment	—	—	(4,506)	—	(4,506)	—

Comprehensive loss	—	—	—	—	$(9,309)	—

Issuance of 13,727 shares to directors for services	—	44	—	—		—
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	(8,915)		—

Balance, April 30, 2001	$303	490,171	(30,238)	(383,761)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2001 and 2000
(In thousands)

	Three Months Ended April 30,
	2001	2000
Cash flows provided by (used in) operating activities:
Net loss	$(4,973)	(2,268)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	(1,044)	—
Loss (gain) on disposition of fixed assets, net	(877)	65
Depreciation and amortization of property, plant and equipment	5,270	5,918
Amortization of intangible assets	1,164	1,305
Amortization of debt issue costs and premium	517	521
Provision for doubtful accounts	287	276
Provision for restructuring operations	3,700	—
Pension plan gains, net	(1,792)	(1,100)
Amortization of stock awards and stock issued for services	44	38
Changes in operating assets and liabilities:
Trade and other receivables	5,101	(2,343)
Inventories	(7,002)	3,845
Prepaid expenses and other current assets	(2,452)	104
Accounts payable and accrued liabilities	6,963	(1,227)
Other adjustments—net	371	710

Net cash provided by operating activities	$5,277	5,844

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2001 and 2000
(In thousands) (Continued)

	Three Months Ended April 30,
	2001	2000
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(2,815)	(3,220)
Proceeds from sale of assets held for sale and property and equipment	3,186	85
Other, net	(70)	(128)

Net cash provided by (used in) investing activities	301	(3,263)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of short-term obligations	(5,963)	(860)
Net payments on long-term obligations	(4,102)	(603)
Other, net	491	459

Net cash used in financing activities	(9,574)	(1,004)

Effect of exchange rate changes on cash and cash equivalents	(4,445)	(3,774)

Net decrease in cash and cash equivalents	(8,441)	(2,197)
Cash and cash equivalents, beginning of period	18,760	16,705

Cash and cash equivalents, end of period	$10,319	14,508

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,051	2,931

Cash paid during the period for income taxes	$1,147	320

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Notes to Consolidated Financial Statements

 1.  General

  A.  Business

    The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite®, American Tourister®, Lark® and Hedgren® brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company manufactures and distributes fashion oriented clothing and footwear in Europe, Asia and the United States and also operates a custom injection molding operation in Canada.

  B.  Interim Financial Statements

    The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 2001 and results of operations for the three months ended April 30, 2001 and 2000. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

  C.  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

    Loss from continuing operations before extraordinary item per share and net loss per share for the three months ended April 30, 2001 and 2000 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,786,126 and 19,722,995, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the three months ended April 30, 2001 and 2000 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 2,176,308 shares outstanding at April 30, 2001.

  E.  Royalty Revenues

    The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $6,509,000 and $4,365,000 for the three months ended April 30, 2001 and 2000, respectively.

  F.  Accounting Change—Derivative Financial Instruments

    Effective February 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The cumulative effect of the adoption of SFAS 133 as of February 2, 2001 on net loss and OCI was not material.

    The Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133; the Company records these instruments at fair market value and records realized and unrealized gains in Other Income—Expense—Net.

    Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At April 30, 2001, cash flow hedges for forecasted foreign currency transactions extend until December 31, 2001. The estimated amount of net gains expected to be reclassified into earnings within the next 12 months is $404,000. The amount ultimately reclassified into earnings is dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

 2.  Inventories

  Inventories consisted of the following:

	April 30, 2001	January 31, 2001
	(In thousands)
Raw Materials	$41,272	38,426
Work in Process	5,757	5,990
Finished Goods	124,320	119,931

	$171,349	164,347

 3.  Property, Plant and Equipment

  Property, plant and equipment consisted of the following:

	April 30, 2001	January 31, 2001
	(In thousands)
Land	$10,639	11,564
Buildings	66,403	72,406
Machinery, equipment and other	141,272	146,470

	218,314	230,440
Less accumulated amortization and depreciation	(98,285)	(100,638)

	$120,029	129,802

 4.  Intangible Assets

  Intangible assets, net of accumulated amortization, consisted of the following:

	April 30, 2001	January 31, 2001
	(In thousands)
Trademarks	$97,189	98,063
Licenses, Patents and Other	8,880	8,752

	$106,069	106,815

 5.  Debt

  Debt consisted of the following:

	April 30, 2001	January 31, 2001
	(In thousands)
Senior Credit Facility(a)
Revolving Credit Facility	$7,074	7,336
Term Loan Facility	78,266	80,568
Senior Subordinated Notes(b)	322,861	330,450
Other obligations(c)	13,692	17,038
Capital lease obligations	1,919	2,425
Series B Senior Subordinated Notes(d)	532	532

Total debt	424,344	438,349
Less short-term debt and current installments of long-term obligations	(9,453)	(15,301)

Long-term obligations less current installments	$414,891	423,048

(a)
The Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000 (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add additional lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. As of April 30, 2001, the Company had $4.8 million in letters of credit outstanding under the Senior Credit Facility.

  At April 30, 2001, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $30.5 million at April 30, 2001), a pay rate of 5.01%, and a receive rate based on Euribor of 5.09%. The swap agreement dated May 17, 2000 has a three-year term and recprices every three months. At April 30, 2001, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.06%, and a receive rate based on Libor of 4.86%. The swap agreement dated December 13, 2000 has a two-year term and can be canceled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.

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

  During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of the 10 3/4% Notes. The difference between the principal amount of the 10 3/4% Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item in the accompanying consolidated statement of operations for the three months ended April 30, 2001.

(c)
Other obligations consist of various notes payable to banks by foreign subsidiaries.

(d)
The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005.

 6.  Other Income (Expense)—Net

    Other income (expense)—net consisted of the following:

	Three Months Ended April 30,
	2001	2000
	(In thousands)
Net gain from foreign currency forward delivery contracts	$1,999	2,465
Gain (loss) on disposition of fixed assets, net	877	(65)
Other, net	(1,505)	(566)

	$1,371	1,834

 7.  Employee Stock Options

  The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under the FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the 2000 Form 10-K for a description of such plans.

  At April 30, 2001, the Company had outstanding options for a total of 2,176,308 shares at option prices ranging from $2.50 to $10.00 per share. Options for 1,205,384 shares were exercisable at April 30, 2001 at a weighted average exercise price of $6.76 per share. There were no options exercised during the three months ended April 30, 2001.

 8.  Segment Information

  The Company's continuing operations consist of: the manufacture and distribution of luggage and other travel-related products, the licensing of the Company's brand names, and beginning in fiscal 2000, the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations and "Other Americas" which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company, royalties from the Japanese luggage licensee and corporate overhead.

  The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based.

  Segment information for the three months ended April 30, 2001 and 2000 is as follows:

2001	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$79,326	51,439	27,016	12,868	14,999	6,442	—	192,090
Intersegment revenues	$1,603	11,748	—	—	744	—	(14,095)	—
Operating income (loss) (a)	$10,137	(4,668)	(1,468)	(93)	2,198	1,968	60	8,134
Total assets	$183,966	127,064	27,255	49,971	31,603	270,786	(161,476)	529,169
2000
Revenues from external customers	$78,738	57,166	28,595	12,151	11,491	4,293	—	192,434
Intersegment revenues	$998	12,154	—	10	332	—	(13,494)	—
Operating income (loss) (a)	$11,837	1,878	(103)	188	2,216	(3,679)	(188)	12,149
Total assets	$175,099	150,466	32,396	47,887	20,440	217,540	(95,394)	548,434

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

  The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the Belgian franc) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the three months ended April 30, 2001 and 2000, the Company had net gains (losses) from such transactions of $1,999,000 and $2,465,000, respectively, which are included in nonoperating income (see Note 6).

 9.  Litigation, Commitments and Contingencies

  The Company is a party to various legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

10. Provision for Restructuring Operations

  The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. Wholesale and Retail operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores and the streamlining of the Company's U.S. sales and marketing organization. The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. As a result, the Company recorded a restructuring charge of $3.7 million related primarily to employee termination costs for the plant closure in the first quarter of fiscal 2002. The Company also incurred $1.2 million of cost of sales and selling, general and administrative expenses during the first quarter of fiscal 2002 related to the restructuring which, under GAAP, cannot be accrued as part of the restructuring plan but are expensed as incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Three Months Ended April 30, 2001 ("fiscal 2002" or "current year") Compared to Three Months Ended April 30, 2000 ("fiscal 2001" or "prior year")

    General.  The Company analyzes its net sales and operations by the following categories: (i) "European" operations which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) the "Americas" operations which include wholesale and retail sales, manufacturing, and distribution operations in the United States and corporate headquarters, and "Other Americas" operations which includes operations in Canada and Latin America; (iii) "Asian" operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Malaysia and Taiwan; and (iv) licensing operations.

    Beginning with fiscal 2002, the functional currency for financial reporting purposes of the European operations is the euro. Prior to fiscal 2002, Europe's functional currency was the Belgian franc. Results of European operations were translated from euros to U.S. dollars in fiscal 2002 and the Belgian franc equivalent in fiscal 2001 at average rates of approximately .922 and of .971 U.S. dollars to the euro, respectively. This decline in the value of the euro of approximately 5.0% resulted in declines in reported sales, cost of sales and other expenses in fiscal 2002 compared to fiscal 2001. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments included in Other Income (Expense)—Net of $2.0 million. Realized gains on contracts closed during fiscal 2002 were $0.1 million. During fiscal 2001, the Company had a total net realized and unrealized gain on such instruments included in Other Income (Expense)—Net of $2.5 million. Realized gains on contracts closed during fiscal 2001 were $0.1 million. The Company estimates the negative impact on Operating Income from the year to year strengthening of the U.S. dollar versus the euro from the same quarter in the prior year to be approximately $0.6 million for the three months ended April 30, 2001 which was partially offset by gains realized on forward foreign exchange contracts.

    Net Sales.  Consolidated net sales declined from $192.4 million in fiscal 2001 to $192.1 million in fiscal 2002, a decline of $0.3 million or less than 1%. Fiscal 2002 sales were unfavorably impacted by the decline in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2002 sales would have increased by $3.9 million or approximately 2.0%.

    Sales from European operations increased from $78.7 million in fiscal 2001 to $79.3 million in fiscal 2002, an increase of $0.6 million. Expressed in the local European reporting currency (euros), fiscal 2002 sales increased by 6.1%, or the U.S. constant dollar equivalent of $4.8 million, compared to fiscal 2001. Local currency sales of softside product improved by approximately 6% from the prior year while hardside product sales decreased by approximately 5%, reflecting a shift in consumer demand towards softside products. An 11% increase in local currency sales of Black Label products (clothing, footwear and accessories) contributed to the European sales growth. Sales of Black Label products were $10.6 million during fiscal 2002.

    Sales from the Americas operations declined from $97.9 million in fiscal 2001 to $91.3 million in fiscal 2002, a decline of $6.6 million or 6.7%. U.S. Wholesale sales for the first quarter decreased by $5.7 million from the prior year, U.S. Retail sales decreased by $1.6 million, and sales in the other Americas operations increased by $0.7 million from the prior year. The decrease in U.S. Wholesale sales is due primarily to the loss of sales to a single customer in the catalog sales distribution channel which discontinued its luggage category due to the high cost of customer freight. Sales to this customer totaled $6.4 million in the prior year first quarter. Partially offsetting the loss of this customer in U.S. Wholesale were increased sales to the mass merchant, office superstore and premium channels during fiscal 2002. U.S. Retail sales declined from $28.6 million in the prior year to $27.0 million in fiscal 2002 due to a comparable store sales declined of 5.6% from the prior year caused by continued weakness in the outlet store distribution channel and a net of nine fewer stores compared to the prior year.

    First quarter sales from Asian operations of $15.0 million were $3.5 million higher than the prior year sales, an increase of 30.5%. Sales from Asian operations have benefited from the economic recovery in the region, our strategy of building market share in the region during the previous economic crisis and the prestige of the Samsonite brand name in this region. It is expected that the recent slowing economies in Singapore and Taiwan will reduce the rate of near term sales growth for the Asian operations.

    Revenues from U.S. licensing operations were $2.2 million higher than the prior year at $6.4 million. Samsonite and American Tourister label licensing revenues increased $1.1 million due to new license agreements signed during fiscal 2002 and Global Licensing revenues increased $1.1 million due to the sale of the McGregor trademark registrations primarily in China.

    Gross profit.  Consolidated gross margin declined by 1.5 percentage points, from 41.5% in fiscal 2001 to 40.0% in fiscal 2002. Excluding restructuring expenses recorded in cost of goods sold, gross profit margin was 40.6% in fiscal 2002. Lower consolidated gross profit margins are the result of the impact of the strength of the U.S. dollar on Asian finished goods purchases, higher sales of product in Europe which have a lower gross profit margin, a higher rate of allowances in the U.S. Wholesale operations in anticipation of the closeout of some existing product lines, and lower U.S. Retail sales volumes which carry higher margins. Gross profit margin improvement from the restructuring of the Company's U.S. manufacturing operations and European product price increases is not expected to be realized until subsequent quarters in fiscal 2002.

    Gross margins from European operations decreased 1.1 percentage points from the prior year to 39.5% in fiscal 2002.

    Gross margins for the Americas decreased by 4.8 percentage points, from 40.6% in fiscal 2001 to 35.8% in fiscal 2002; adjusted for certain expenses incurred related to the U.S. restructuring in fiscal 2002, gross profit margin was 40.0% in fiscal 2002. U.S. Wholesale gross profit margins decreased from 36.0% in the prior year to 28.0% in the current year or 30.2% in the current year after adjusting for restructuring expenses. U.S. Retail gross profit margins decreased from 52.4% in fiscal 2001 to 50.2% in fiscal 2002 due primarily to lower sales volumes and promotional activities intended to stimulate sales volumes.

    Selling, General and Administrative Expenses ("SG&A").  Consolidated SG&A decreased by $2.5 million from fiscal 2001 to fiscal 2002. As a percent of sales, SG&A was 33.3% in fiscal 2002 and 34.5% in fiscal 2001.

    The decline in SG&A is due primarily to decreased SG&A for the Americas, including corporate headquarters, of $5.2 million, partially offset by increased SG&A for Europe of $1.1 million, increased SG&A for Asia of $1.5 million and increased SG&A for U.S. licensing of $0.1 million. SG&A for Europe in local currency increased 10.7% due primarily to higher sales volumes and additional costs to support new product lines and expanding retail operations. Within the Americas, SG&A decreased for U.S. Retail by $0.2 million. SG&A for Corporate and U.S. Wholesale combined declined $5.5 million due primarily to lower compensation expense, an increase in pension income and lower legal expenses in fiscal 2002. SG&A for other Americas operations increased by $0.5 million. SG&A for Asia increased $1.5 million in support of higher sales of Asian operations.

    Amortization of intangible assets.  Amortization of intangible assets was lower than the prior year by $0.1 million.

    Provision for Restructuring Operations.  The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores, and reorganization and streamlining of the U.S. sales and marketing workforce. The Company has reached a preliminary decision to convert its vacated Denver manufacturing facility to a distribution warehouse. The Company is continuing to evaluate design, cost and financing alternatives for the warehouse conversion and expects to make a definitive decision on the project in the second half of fiscal 2002. The Company intends to sell the Company owned Tucson, Arizona manufacturing facility.

    The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. A restructuring provision of $3.7 million was recorded in the first quarter of fiscal 2002 in connection with the closure of the Denver plant. The provision relates to termination and severance costs for the affected employees at the Denver plant. In addition, other costs related to the restructuring which, under GAAP, cannot be accrued as part of the restructuring but must be expensed as incurred, were included in cost of sales of $1.1 million and in SG&A of $0.1 million during the first quarter of fiscal 2002. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001.

    Operating income (loss).  Operating income declined from the prior year to $8.1 million in fiscal 2002 compared to $12.1 million in fiscal 2001, a decline of $4.0 million. The decline is a result of the decreased sales volume and gross profit margins and the resulting decline in gross profit of $3.0 million, the increase in provision for restructuring operations of $3.7 million, net of the reduction in amortization of intangibles of $0.1 million and lower SG&A of $2.5 million. Without the impact of restructuring charges and expenses, operating income was $13.0 million in fiscal 2002.

    Interest income.  Interest income includes interest received from the temporary investment of excess cash balances. Interest income declined by $0.1 million compared to the prior year due primarily to lower cash balances in fiscal 2002.

    Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs was approximately equal to the prior year at $12.3 million. The effect on interest expense of the decline in average debt balances compared to the prior year from the repurchase and retirement of $17.6 million of the 10 3/4% Senior Subordinated Notes during fiscal 2001 and 2002 was offset by higher interest rates paid on European debt during fiscal 2002. As of April 30, 2001, over 75% of the Company's debt was in fixed rate instruments. Included in interest expense is amortization of debt issue costs and premium of $0.5 million in fiscal 2002 and fiscal 2001.

    Other income—net.  See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

    The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the decrease in Operating Income from the strengthening of the U.S. dollar versus the euro from the same period in the prior year to be approximately $0.6 million and $1.8 million for the three months ended April 30, 2002 and 2001, respectively. Offsetting these reductions in Operating Income in fiscal 2002 are net realized and unrealized gains from forward exchange contracts of $2.0 million which are included in Other Income (Expense)—Net. Realized gains on contracts closed during fiscal 2002 were $0.1 million. In fiscal 2001, such gains were $2.5 million. Realized gains on contracts closed during fiscal 2001 were $0.1 million.

    Other income—net declined by $0.5 million due to the decrease in gains from forward exchange contracts of $0.5 million and an increase in other expenses of $0.9 million, partially offset by an increase in gain on sales of fixed assets of $0.9 million.

    Income tax expense.  Income tax expense declined from $3.5 million in fiscal 2001 to $2.6 million in fiscal 2002. The decrease in income tax expense is due primarily to the decrease in taxable income from European operations compared to the prior year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating loses, and (iii) state and local income taxes.

    Extraordinary gain.  During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. The difference between the principal amount of the notes and the amount at which they were repurchased by the Company in fiscal 2002 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item.

    Net loss.  The Company had a net loss in fiscal 2002 of $4.8 million compared to a net loss in fiscal 2001 of $2.3 million. The increase in the net loss from the prior year of $2.5 million is caused by the effect of the decline in operating income, interest and other income, partially offset by the decline in income taxes and the extraordinary gain during fiscal 2002.

    Senior redeemable preferred stock dividends and accretion of preferred stock discount. This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock.

    Net loss to common stockholders.  This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss per common share increased from $0.51 per share in fiscal 2001 to $0.70 per share in fiscal 2002.

Liquidity and Capital Resources

    Cash flows provided by operating activities as reflected on the consolidated statements of cash flows included elsewhere herein decreased by $0.6 million primarily as a result of the increase in loss from operations described above adjusted for non-cash items and the decrease in cash flows provided by changes in operating assets and liabilities. At April 30, 2001, the Company had current assets in excess of current liabilities of $140.3 million compared to $148.8 million at January 31, 2001, a decrease of $8.5 million. Current assets declined by $4.4 million primarily due to decreases in cash of $8.4 million, receivables of $5.1 million, and deferred income tax assets of $0.1 million, offset by increases in inventories of $7.0 million and other current assets of $2.2 million. The increase in inventories is due primarily to an increase in inventories of the U.S. Wholesale operations attributable to planned hardside product production in excess of current product demand in response to U.S. operations restructuring activities and the planned introduction of new product lines later in fiscal 2002. The Company uses an internal measurement referred to as "consolidated net working capital efficiency" to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company's consolidated net working capital efficiency has improved from 27.3% for the twelve month period ended April 30, 2000 to 26.2% for the twelve month period ended April 30, 2001.

    Long-term obligations (including current installments) decreased from $426.2 million at January 31, 2001 to $418.1 million at April 30, 2001, a decrease of $8.1 million. During the three months ended April 30, 2001, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior

Subordinated Notes. At April 30, 2001, the Company's senior credit facility consists of a term loan arrangement with balances totaling $78.3 million and $7.1 million drawn under the revolving credit portion of the facility. At April 30, 2001, the Company had approximately $4.8 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $58.1 million. Additional borrowings under the senior credit facility are subject to the Company's ability to meet and maintain the financial ratios.

    The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund first quarter fiscal 2001 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities, including emerging market credit facilities will be adequate to fund operating requirements and expansion plans during the next 12 months.

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

    The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for three months ended April 30, 2001 and 2000 was $16.2 million and $21.2 million, respectively. However, these amounts include various items of income (expense) including (i) restructuring provisions and expenses; and (ii) gain (loss) on disposition of fixed assets, net, and other items, net, which items together aggregate $3.4 million and $(1.7) million for the three months ended April 30, 2001 and 2000, respectively, which management believes should be added to (deducted from) the calculation of EBITDA. As adjusted for the aggregate of these items of other income (expense), EBITDA for the three months ended April 30, 2001 and 2000 is $19.6 million and $19.5 million, respectively.

Effect of Recently Issued Accounting Standards

    Effective February 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. The cumulative after tax increase in net loss and reduction in other comprehensive income ("OCI") in the first quarter of fiscal 2002 was not material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

    The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

    At April 30, 2001, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $64.0 million compared to approximately $57.9 million at January 31, 2001. At April 30, 2001, the Company had recorded unrealized gains from forward foreign exchange contracts to reduce foreign currency expense relating to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in euros) and intercompany royalty payments of $1.9 million. The ultimate realization of such amount is subject to fluctuations in the exchange rate of the U.S. dollar against the euro.

    If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the three months ended April 30, 2001 would be approximately $5.5 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

    The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2001 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2001, the quoted market price of these notes was $78.00 per $100.00 of principal; at April 30, 2001, the quoted market price of these notes was $82.00 per $100.00 of principal.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is a party to various legal proceedings and claims in the ordinary course of business; the Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 2—Changes in Securities

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits and Reports on Form 8-K

(a)
See Exhibit Index.

(b)
Reports on Form 8-K.
Report dated February 23, 2001.
Item 5. Other Events

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
By	/s/ RICHARD H. WILEY
Name: Richard H. Wiley Title: Chief Financial Officer, Treasurer and Secretary

Date:  June 13, 2001

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Certificate of Ownership and Merger dated July 14, 1995.(2)
3.3	By-Laws of the Company.(1)
4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(3)
4.2
Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.(4)
4.3
Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.(4)
4.4	Indenture, in respect of the 13 7/8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(4)
4.5
Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Samsonite Holdings Inc., to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York.(4)

Exhibit	Description

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

(3)
Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).

(4)
Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).

QuickLinks

FORM 10-Q CONTENTS
  PART I—FINANCIAL INFORMATION
Unaudited Consolidated Balance Sheets as of April 30, 2001 and January 31, 2001
Unaudited Consolidated Balance Sheets as of April 30, 2001 and January 31, 2000
Unaudited Consolidated Statements of Operations for the three months ended April 30, 2001 and 2000
Unaudited Consolidated Statement of Stockholders' Equity (Deficit)  and Comprehensive Loss for the three months ended April 30, 2001
Unaudited Consolidated Statements of Cash Flows for the three months ended April 30, 2001 and 2000
Unaudited Notes to Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SAMSONITE CORPORATION
  PART II—OTHER INFORMATION
  Item 1— Legal Proceedings
  Item 2— Changes in Securities
  Item 3— Defaults Upon Senior Securities
  Item 4— Submission of Matters to a Vote of Security Holders
  Item 5— Other Information
  Item 6— Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS