Form 10-Q
period 2001-07-31
SAMSONITE CORP/FL
filed 2001-09-14
CIK 914478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

/x/ Yes   / / No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,822,248 shares of common stock, par value $.01 per share, as of September 7, 2001.

FORM 10-Q

CONTENTS

		Page Number
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of July 31, 2001 and January 31, 2001	1
	Unaudited Consolidated Statements of Operations for the three months ended July 31, 2001 and 2000	3
	Unaudited Consolidated Statements of Operations for the six months ended July 31, 2001 and 2000	4
	Unaudited Consolidated Statement of Stockholders' Equity (Deficit) for the six months ended July 31, 2001	5
	Unaudited Consolidated Statements of Cash Flows for the six months ended July 31, 2001 and 2000	6
	Unaudited Notes to Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
PART II - OTHER INFORMATION
	Item 1: Legal Proceedings	26
	Item 2: Changes in Securities	26
	Item 3: Defaults upon Senior Securities	26
	Item 4: Submission of Matters to a Vote of Security Holders	26
	Item 5: Other Information	26
	Item 6: Exhibits and Reports on Form 8-K	26
	Signature	27
	Index to Exhibits	28

Important Notice:

	This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" starting on page 24.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
as of July 31, 2001 and January 31, 2001
(In thousands)

Assets	July 31, 2001	January 31, 2001
Current assets:
Cash and cash equivalents	$6,433	18,760
Trade receivables, net of allowances for doubtful accounts of $5,709 and $5,317	79,188	77,952
Notes and other receivables	10,551	10,747
Inventories (Note 2)	169,858	164,347
Deferred income tax assets	3,468	3,541
Prepaid expenses and other current assets	18,450	15,811

Total current assets	287,948	291,158
Property, plant and equipment, net (Note 3)	117,999	129,802
Intangible assets, less accumulated amortization of $58,650 and $54,490 (Note 4)	104,895	106,815
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	16,095	17,029

	$526,937	544,804

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
as of July 31, 2001 and January 31, 2001
(In thousands, except share data)

Liabilities and Stockholders' Equity (Deficit)	July 31, 2001	January 31, 2001
Current liabilities:
Short-term debt (Note 5)	$11,047	12,191
Current installments of long-term obligations (Note 5)	2,840	3,110
Accounts payable	48,481	54,878
Accrued liabilities	74,389	72,144

Total current liabilities	136,757	142,323
Long-term obligations, less current installments (Note 5)	423,037	423,048
Deferred income tax liabilities	13,931	15,197
Other noncurrent liabilities	35,062	38,286

Total liabilities	608,787	618,854

Minority interests in consolidated subsidiaries	11,858	11,315
Senior redeemable preferred stock, aggregate liquidation preference of $267,253 and $249,634; 262,597 and 245,285 shares issued and outstanding	258,111	239,980
Stockholders' equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,300,942 and 30,274,713 shares issued; 19,800,942 and 19,774,713 shares outstanding)	303	303
Additional paid-in capital	490,215	490,127
Accumulated deficit	(390,882)	(369,873)
Accumulated other comprehensive income	(31,455)	(25,902)

	68,181	94,655
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(351,819)	(325,345)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$526,937	544,804

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the three months ended July 31, 2001 and 2000
(In thousands, except per share data)

	Three Months Ended July 31,
	2001	2000
Net sales (Note 1E)	$199,888	195,790
Cost of goods sold	119,057	114,454

Gross profit	80,831	81,336
Selling, general and administrative expenses	63,655	64,097
Amortization of intangible assets	1,163	1,071

Operating income	16,013	16,168
Other income (expense):
Interest income	104	249
Interest expense and amortization of debt issue costs and premium	(11,961)	(12,304)
Other income (expense)—net (Note 6)	507	(646)

Income before income taxes and minority interest	4,663	3,467
Income tax expense	(2,087)	(2,523)
Minority interest in earnings of subsidiaries	(481)	(507)

Net income	2,095	437
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(9,216)	(8,073)

Net loss to common stockholders	$(7,121)	(7,636)

Net loss per common share—basic and diluted	$(0.36)	(0.39)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the six months ended July 31, 2001 and 2000
(In thousands, except per share data)

	Six Months Ended July 31,
	2001	2000
Net sales (Note 1E)	$391,978	388,225
Cost of goods sold	234,254	227,010

Gross profit	157,724	161,215
Selling, general and administrative expenses	127,550	130,522
Amortization of intangible assets	2,327	2,376
Provision for restructuring operations (Note 10)	3,700	—

Operating income	24,147	28,317
Other income (expense):
Interest income	330	621
Interest expense and amortization of debt issue costs and premium	(24,250)	(24,554)
Other income—net (Note 6)	1,878	1,187

Income before income taxes, minority interest and extraordinary item	2,105	5,571
Income tax expense	(4,662)	(6,011)
Minority interest in earnings of subsidiaries	(1,365)	(1,390)

Loss before extraordinary item	(3,922)	(1,830)
Extraordinary item—gain on extinguishment of debt (Note 5)	1,044	—

Net loss	(2,878)	(1,830)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(18,131)	(15,885)

Net loss to common stockholders	$(21,009)	(17,715)

Income (loss) per common share—basic and diluted:
Loss before extraordinary item	$(1.11)	(0.90)
Extraordinary item	0.05	—

Net loss per share	$(1.06)	(0.90)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
for the six months ended July 31, 2001
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2001	$—	303	490,127	(25,902)	(369,873)		(420,000)
Net loss	—	—	—	—	(2,878)	(2,878)	—
Cumulative effect of accounting change (net of income tax expense of $32)	—	—	—	(18)	—	(18)	—
Unrealized gain on cash flow hedges (net of income tax expense of $451)	—	—	—	624	—	624	—
Reclassification of net gains to net income (net of income tax benefit of $365)	—	—	—	(878)	—	(878)	—
Foreign currency translation adjustment	—	—	—	(5,281)	—	(5,281)	—

Comprehensive loss	—	—	—	—	—	$(8,431)	—

Issuance of 26,229 shares to directors for services	—	—	88	—	—		—
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	—	(18,131)		—

Balance, July 31, 2001	$—	303	490,215	(31,455)	(390,882)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2001 and 2000
(In thousands)

	Six Months Ended July 31,
	2001	2000
Cash flows provided by (used in) operating activities:
Net loss	$(2,878)	(1,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	(1,044)	—
Loss (gain) on disposition of fixed assets, net	(623)	83
Depreciation and amortization of property, plant and equipment	10,067	11,168
Amortization of intangible assets	2,327	2,376
Amortization of debt issue costs and premium	1,032	1,042
Provision for doubtful accounts	159	551
Provision for restructuring operations	3,700	—
Pension plan gains	(3,782)	(2,923)
Amortization of stock issued for services	88	100
Changes in operating assets and liabilities (net of effects of acquisition in fiscal 2001):
Trade and other receivables	(4,922)	(4,516)
Inventories	(11,312)	8,413
Prepaid expenses and other current assets	(3,676)	(715)
Accounts payable and accrued liabilities	(2,021)	(10,078)
Other adjustments—net	(126)	(616)

Net cash provided by operating activities	$(13,011)	3,055

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2001 and 2000
(In thousands)

	Six Months Ended July 31,
	2001	2000
Cash flows used in investing activities:
Acquisition of interest in joint venture, net of cash acquired	$—	117
Purchases of property, plant and equipment	(7,027)	(7,559)
Proceeds from sale of assets held for sale and property and equipment	3,250	245
Other, net	(67)	(78)

Net cash used in investing activities	(3,844)	(7,275)

Cash flows provided by financing activities:
Net borrowings (payments) of short-term obligations	(1,144)	(2,676)
Net borrowings (payments) on long-term obligations	5,348	8,089
Other, net	785	696

Net cash provided by financing activities	4,989	6,109

Effect of exchange rate changes on cash and cash equivalents	(461)	(4,705)

Net decrease in cash and cash equivalents	(12,327)	(2,816)
Cash and cash equivalents, beginning of period	18,760	16,705

Cash and cash equivalents, end of period	$6,433	13,889

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,256	23,667

Cash paid during the period for income taxes	$3,289	3,035

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

  B.  Interim Financial Statements

    The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 2001 and results of operations for the three and six month periods ended July 31, 2001 and 2000. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

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

    Income (loss) from continuing operations before extraordinary item per common share and net income (loss) per share is computed based on a weighted average number of shares of common stock outstanding during the period of 19,790,137 and 19,729,825 for the six months ended July 31, 2001 and 2000, respectively, and 19,794,147 and 19,736,655 for the three months ended July 31, 2001 and 2000, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the six and three month periods ended July 31, 2001 and 2000 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 2,235,674 shares outstanding at July 31, 2001.

  E.  Royalty Revenues

    The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $12,062,000 and $8,527,000 for the six months ended July 31, 2001 and 2000, respectively, and $5,553,000 and $4,162,000 for the three months ended July 31, 2001 and 2000, respectively.

  F.  Accounting Change—Derivative Financial Instruments

    Effective February 1, 2001, the Company adopted Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The cumulative effect of the adoption of SFAS 133 as of February 1, 2001 on net loss and OCI was not material.

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

    Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At July 31, 2001, cash flow hedges for forecasted foreign currency transactions extend until January 2002. The estimated amount of net gains from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $34,000. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

2.  Inventories

    Inventories consisted of the following:

	July 31, 2001	January 31, 2001
	(In thousands)
Raw Materials	$38,709	38,426
Work in Process	5,582	5,990
Finished Goods	125,567	119,931

	$169,858	164,347

3.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following:

	July 31, 2001	January 31, 2001
	(In thousands)
Land	$10,535	11,564
Buildings	66,252	72,406
Machinery, equipment and other	141,668	146,470

	218,455	230,440
Less accumulated amortization and depreciation	(100,456)	(100,638)

	$117,999	129,802

4.  Intangible Assets

    Intangible assets, net of accumulated amortization, consisted of the following:

	July 31, 2001	January 31, 2001
	(In thousands)
Trademarks	$96,314	98,063
Licenses, Patents and Other	8,581	8,752

	$104,895	106,815

5.  Debt

    Debt consisted of the following:

	July 31, 2001	January 31, 2001
	(In thousands)
Senior Credit Facility(a)
Term loan	$77,035	80,568
Revolving credit	16,755	7,336
Senior Subordinated Notes(b)	322,861	330,450
Other obligations(c)	18,158	17,038
Capital lease obligations	1,583	2,425
Series B Senior Subordinated Notes(d)	532	532

Total debt	436,924	438,349
Less short-term debt and current installments of long-term obligations	(13,887)	(15,301)

Long-term obligations less current installments	$423,037	423,048

(a)	The Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Company has the option in certain circumstances to add lenders as parties to the Senior Credit Facility in order to increase the Revolving Credit Facility by up to an additional $50 million. As of July 31, 2001, the Company had $4.8 million in letters of credit outstanding under the Senior Credit Facility.

At July 31, 2001, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $30.4 million at July 31, 2001), a pay rate of 5.01% and a receive rate based on Euribor of 4.572%. The swap agreement dated May 17, 2000 has a three-year term and reprices every three months. At July 31, 2001, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.06% and a receive rate based on Libor of 3.705%. The swap agreement dated December 13, 2000 has a two-year term and can be cancelled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.

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

During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of the 10 3/4% Notes. The difference between the principal amount of the 10 3/4% Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item in the accompanying consolidated statement of operations for the six months ended July 31, 2001.
(c)	Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries.
(d)	The Series B Senior Subordinated Notes (the "Series B Notes") bear interest at 11 1/8% and have a maturity date of July 15, 2005.

6.  Other Income (Expense)—Net

    Other income (expense)—net consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2001	2000	2001	2000
	(In thousands)
Net gain from foreign currency forward delivery contracts	$782	781	2,781	3,246
Gain (loss) on disposition of fixed assets	(254)	148	623	83
Other, net	(21)	(1,575)	(1,526)	(2,142)

	$507	(646)	1,878	1,187

7.  Employee Stock Options

    The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the January 31, 2001 Form 10-K for a description of such plans.

    At July 31, 2001, the Company had outstanding options for a total of 2,235,674 shares at option prices ranging from $2.50 to $10.00 per share. Options for 1,184,127 shares were exercisable at July 31, 2001 at a weighted average exercise price of $6.78 per share. There were no options exercised during the six months ended July 31, 2001.

8.  Segment Information

    The Company's continuing operations consist of the manufacture and distribution of luggage and other travel-related products, licensing of the Company's brand names, and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations and "Other Americas" which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company and corporate overhead.

    The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Because the operations of the U.S. Wholesale and Retail segments are closely related, certain inter-company expense allocations between the two segments are not representative of actual costs to operate those segments. Additionally, certain overhead expenses which benefit the U.S. Wholesale and Retail segments are included in other operations. Certain reclassifications were made to the prior periods to conform to the July 31, 2001 presentation.

    Segment information for the six-month and three-month periods ended July 31, 2001 and 2000 is as follows:

Six months ended July 31,
2001	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$153,744	107,087	59,238	29,363	30,800	11,746	—	391,978
Intersegment revenues	$2,427	21,968	—	1	1,993	—	(26,389)	—
Operating income (loss)(a)	$19,390	(4,663)	(30)	840	5,194	3,457	(41)	24,147
Total assets	$182,942	127,155	24,209	54,330	33,132	264,558	(159,389)	526,937
2000
Revenues from external customers	$156,114	107,843	64,555	27,555	23,788	8,370	—	388,225
Intersegment revenues	$2,145	26,103	—	20	1,329	—	(29,597)	—
Operating income (loss)(a)	$21,649	1,748	2,372	1,703	3,620	(2,839)	64	28,317
Total assets	$180,066	139,017	30,952	49,500	29,613	218,074	(98,339)	548,883
Three months ended July 31,
2001	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$74,418	55,648	32,222	16,495	15,801	5,304	—	199,888
Intersegment revenues	$824	10,220	—	—	1,249	—	(12,293)	—
Operating income (loss)(a)	$9,253	5	1,438	933	2,996	1,489	(101)	16,013
Total assets	$182,942	127,155	24,209	54,330	33,132	264,558	(159,389)	526,937
2000
Revenues from external customers	$77,376	50,677	35,960	15,404	12,297	4,076	—	195,790
Intersegment revenues	$1,147	13,949	—	10	1,346	—	(16,452)	—
Operating income (loss)(a)	$9,812	(130)	2,475	1,515	1,404	840	252	16,168
Total assets	$180,066	139,017	30,952	49,500	29,613	218,074	(98,339)	548,883

(a)	Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the euro) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the six months ended July 31, 2001 and 2000, the Company had net gains from such transactions of $2,781,000 and $3,246,000, respectively, which are included in nonoperating income (see Note 6). For the three months ended July 31, 2001 and 2000, the Company had net gains from such transactions of $782,000 and $781,000, respectively.

9.  Litigation, Commitments and Contingencies

    The Company is a party to various legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

10.  Provision for Restructuring Operations

    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. Wholesale and Retail operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores and the streamlining of the Company's U.S. sales and marketing organization. The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. As a result, the Company recorded a restructuring charge of $3.7 million related primarily to employee termination costs for the plant closure in the six months ended July 31, 2001. During the six and three months ended July 31, 2001, the Company also incurred $3.0 million and $1.8 million, respectively, of cost of sales, selling, general and administrative expenses related to the restructuring which, under GAAP, cannot be accrued as part of the restructuring plan but are expensed as incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 2001 ("fiscal 2002" or "current year") Compared to Three Months Ended July 31, 2000 ("fiscal 2001" or "prior year")

    General.  The Company analyzes its net sales and operations by the following divisions: (i) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) the "Americas" operations which include wholesale and retail sales, manufacturing and distribution operations in the United States and corporate headquarters, and "Other Americas" operations which includes operations in Canada and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

    Beginning with fiscal 2002, the functional currency for financial reporting purposes of the European operations is the euro. Prior to fiscal 2002, Europe's functional currency was the Belgian franc. Results of European operations were translated from euros to U.S. dollars in fiscal 2002 and the Belgian franc equivalent in fiscal 2001 at average rates of approximately .865 and .935 U.S. dollars to the euro, respectively. This decline in the value of the euro of approximately 7.5% resulted in declines in reported sales, cost of sales and other expenses in fiscal 2002 compared to fiscal 2001. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments included in Other Income (Expense)—Net of $0.8 million. Realized gains on contracts closed during fiscal 2002 were $0.9 million. During fiscal 2001, the Company had net gains from such instruments of $0.8 million. Realized gains on contracts closed during fiscal 2001 were $1.1 million. The Company estimates the negative impact on Operating Income from the year to year strengthening of the U.S. dollar versus the euro from the same quarter in the prior year to be approximately $0.8 million.

    Net Sales.  Consolidated net sales increased from $195.8 million in fiscal 2001 to $199.9 million in fiscal 2002, an increase of $4.1 million, or 2.1%. Fiscal 2002 sales were unfavorably impacted by the decline in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2002 sales would have increased by $10.2 million, or approximately 5.2%.

    Sales from European operations declined from $77.4 million in fiscal 2001 to $74.4 million in fiscal 2002, a decline of $3.0 million. Expressed in the local European reporting currency (euros), fiscal 2002 sales increased by 4.0%. Local currency sales of softside product improved by approximately 3% from the prior year while hardside product sales declined by approximately 4%. A 55% increase in local currency sales of Black Label products (clothing, footwear and accessories) contributed to European sales growth. Sales of Black Label products were $2.8 million during the second quarter of fiscal 2002.

    Sales from the Americas operations increased from $102.1 million in fiscal 2001 to $104.4 million in fiscal 2002, an increase of $2.3 million or 2.3%. U.S. Wholesale sales for the second quarter increased by $5.0 million or 9.8% from the prior year, retail sales declined by $3.8 million or 10.4%, and sales in the Other Americas operations increased by $1.1 million or 7.1% from the prior year. The increase in U.S. Wholesale sales is due primarily to a $3.8 million increase in sales to office superstores caused by the strong performance of business and computer bags in that channel and higher sales of

American Tourister products to mass merchant customers. These increases were partially offset by lower sales to the traditional channel (department and specialty stores). U.S. Retail sales declined from $36.0 million in the prior year to $32.2 million in the second quarter of fiscal 2002 due to a comparable store sales decline of 8.4% from the prior year caused by weakness in the outlet store distribution channel and the planned closure of 27 stores compared to the prior year as a result of the Company's restructuring activities. The increase in sales of Other Americas is due to higher sales in Canada and Mexico and sales in the Company's retail stores in Argentina which were acquired in the third quarter of fiscal 2001.

    Second quarter sales from Asian operations of $15.8 million were $3.6 million higher than the prior year sales, an increase of 29.5%. The increase in sales of Asian operations is due to higher sales in Hong Kong, Korea and China which became a consolidated subsidiary in June 2000 upon the acquisition of an additional 50% interest in the joint venture. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. The slowing economies in Singapore and Taiwan resulted in lower sales in these countries compared to the prior year.

    Revenues from U.S. licensing operations increased from $4.2 million in fiscal 2001 to $5.4 million in fiscal 2002, an increase of $1.2 million. Samsonite and American Tourister label licensing revenues increased $1.5 million due to new license agreements signed during fiscal 2002 and increased revenues from existing licensees. Licensing Revenues from non-luggage brands decreased $0.3 million.

    Gross Profit.  Consolidated gross profit for fiscal 2002 declined by 1.1 percentage points from 41.5% in fiscal 2001 to 40.4% in fiscal 2002; adjusted for $1.9 million in expenses incurred during the quarter related to the restructuring of U.S. manufacturing operations, gross profit margin was 41.4% in fiscal 2002.

    Gross margins from European operations increased by 0.4 percentage points from the prior year to 42.0% in fiscal 2002 due to the favorable impact of price increases on European products adopted during the second half of the prior year. Price increases on European products were implemented to counter product cost increases due to the strong U.S. dollar and the increase in the cost of petroleum based materials.

    Gross margins for the Americas decreased by 4.0 percentage points, from 39.5% in fiscal 2001 to 35.5% in fiscal 2002; adjusted for certain expenses incurred related to the U.S. restructuring recorded in cost of goods sold, gross profit margin was 37.3% in fiscal 2002. U.S. Wholesale gross profit margins declined from 30.4% in the prior year to 26.4% in the current year; 29.8% in the current year after adjusting for restructuring expenses described above.  U.S. Retail gross profit margins decreased from 52.0% in fiscal 2001 to 50.5% in fiscal 2002 due primarily to lower sales volumes and a higher proportion of sales with lower gross profit margins.

    Selling, General and Administrative Expenses ("SG&A").  Consolidated SG&A decreased by $0.4 million from fiscal 2001 to fiscal 2002. As a percent of sales, SG&A was 31.8% in fiscal 2002 and 32.7% in fiscal 2001.

    The decline in SG&A is due primarily to the decline in SG&A for the Americas, including corporate headquarters of $0.7 million and the decline in SG&A for Europe of $0.4 million, partially offset by increased SG&A for Asia of $0.7 million. Within the Americas, SG&A decreased for U.S. Retail by $1.4 million due to fewer stores open during the quarter compared to the prior year. SG&A for corporate and U.S. Wholesale combined increased $0.1 million and SG&A for Other Americas operations increased by $0.6 million in support of higher sales volumes in the Other Americas. SG&A for Asia increased $0.7 million in support of higher sales volumes in these operations.

    Amortization of intangible assets.  Amortization of intangible assets was higher than the prior year by $0.1 million.

    Operating income.  Operating income declined to $16.0 million in fiscal 2002 compared to $16.2 million in fiscal 2001, a decline of $0.2 million or 1.2%. The decline is a result of the decline in gross profit of $0.5 million and the increase in amortization of intangibles of $0.1 million, partially offset by the reduction in SG&A of $0.4 million.

    Interest income.  Interest income includes interest received from the temporary investment of excess cash balances, and decreased by $0.1 million compared to the prior year.

    Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs decreased from $12.3 million in fiscal 2001 to $12.0 million in fiscal 2002, a decrease of 2.4%. The effect on interest expense of the decline in average debt balances compared to the prior year from the repurchase and retirement of $17.6 million of the 10 3/4% Senior Subordinated Notes during fiscal 2001 and 2002 was partially offset by higher interest rates paid on European debt during fiscal 2002. Included in interest expense is amortization of debt issue costs of $0.5 million in both fiscal 2002 and fiscal 2001.

    Other income—net.  See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

    The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the decline in Operating Income from the strengthening of the U.S. dollar versus the euro from the same period in the prior year to be approximately $0.8 million and $1.2 million for the three months ended July 31, 2001 and 2000, respectively. Offsetting these reductions in Operating Income in fiscal 2002 are net realized and unrealized gains from forward exchange contracts of $0.8 million which are included in Other Income (Expense)—Net. Realized gains on contracts closed during fiscal 2002 were $0.9 million; in fiscal 2001, net realized and unrealized gains were $0.8 million. Realized gains on contracts closed during fiscal 2001 were $1.1 million.

    Other Income (Expense)—Net increased from expense of $0.6 million in the prior year to income of $0.5 million in the current year due to the increase in foreign currency transactional exchange gains of $1.0 million (primarily the effect of exchange rate changes on foreign purchases of finished goods) and the decrease in other expenses of $0.5 million, offset by the increase in loss on sale of fixed assets of $0.4 million.

    Income tax expense.  Income tax expense declined from $2.5 million in fiscal 2001 to $2.1 million in fiscal 2002. The decline in income tax expense is due primarily to the decline in taxable income from European operations and a decrease due to the exchange rate change compared to the prior year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pre-tax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

    Net income (loss).  The Company had net income in fiscal 2002 of $2.1 million compared to $0.4 million in fiscal 2001. The increase in the net income of $1.7 million is caused by the effect of the lower interest expense and income taxes and the increase in other income offset by the decrease in operating income and interest income.

    Senior redeemable preferred stock dividends and accretion of preferred stock discount.  This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the original issue discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $1.1 million in dividends versus the prior year is due to the compounding effect of the dividend rate on previously issued share dividends.

    Net loss to common stockholders.  This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders decreased from $7.6 million to $7.1 million. The net loss per common share improved from $0.39 per share to $0.36 per share.

Six Months Ended July 31, 2001 ("fiscal 2002" or "current year") Compared to Six Months Ended July 31, 2000 ("fiscal 2001" or "prior year")

    General.  Beginning with fiscal 2002, the functional currency for financial reporting purposes of the European operations is the euro. Prior to fiscal 2002, Europe's functional currency was the Belgian franc. Results of European operations were translated from euros to U.S. dollars in fiscal 2002 and the Belgian franc equivalent fiscal 2001 at average rates of approximately .894 and .953 U.S. dollars to the euro, respectively. This decrease in the value of the euro of approximately 6.2% resulted in declines in reported sales, cost of sales and other expenses in fiscal 2002 compared to fiscal 2001. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments of $2.8 million. Realized gains on contracts closed during fiscal 2002 were $1.0 million. During fiscal 2001, the Company had net gains from such instruments of $3.2 million. Realized gains on contracts closed during fiscal 2001 were $1.2 million. The Company estimates the decrease in operating income from the strengthening of the U.S. dollar versus the euro from the prior year to be approximately $1.4 million for the six months ended July 31, 2001, which was partially offset by gains realized on forward foreign exchange contracts.

    Net Sales.  Consolidated net sales increased from $388.2 million in fiscal 2001 to $392.0 million in fiscal 2002, an increase of $3.8 million or 1.0%. Fiscal 2002 sales were unfavorably impacted by the decline in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2002 sales would have increased by $14.0 million or approximately 3.6%.

    Sales from European operations decreased from $156.1 million in fiscal 2001 to $153.7 million in fiscal 2002, a decrease of $2.4 million. Expressed in the local European reporting currency (euros), fiscal 2002 sales increased by 5.0%, or the U.S. constant dollar equivalent of $7.8 million, compared to fiscal 2001. Local currency sales of softside product improved by approximately 4.5% from the prior year while hardside product sales decreased by approximately 4.2%. An 18% increase in local currency sales of Black Label products (clothing, footwear and accessories) contributed to the European sales growth. Sales of Black Label products were $13.2 million during fiscal 2002.

    Sales from the Americas operations decreased from $200.0 million in fiscal 2001 to $195.7 million in fiscal 2002, a decrease of $4.3 million or 2.2%. U.S. Wholesale sales for the current year declined by $0.8 million from the prior year, retail sales declined by $5.3 million, and sales in the other Americas operations increased by $1.8 million, or 6.6% from the prior year. The decline in U.S. Wholesale sales is due primarily to the loss of $8.6 million in sales to a single customer in the catalog sales distribution channel which discontinued its luggage category due to the high cost of customer freight. The Company also experienced lower sales in the traditional channel (department and specialty stores). These declines were partially offset by higher sales of American Tourister branded products to the mass merchant, office superstore and discounter channels. Despite a slower economy, it is believed that the U.S. Wholesale business has been able to increase market share in certain channels. U.S. Retail sales declined from $64.6 million in the prior year to $59.2 million in the current year. Comparable store sales declined by 7.1% from the prior year caused by continued weakness in the outlet store distribution channel and the planned closure of 27 stores compared to the prior year as a result of the Company's restructuring activities. The increase in sales of Other Americas is due to higher sales in Canada and Mexico and sales in the retail stores in Argentina which were acquired in fiscal 2001.

    Current year sales from Asian operations were $7.1 million higher than the prior year sales, a 30% increase over the prior year. Sales from Asian operations have benefitted from the economic recovery in some parts of this region, our strategy of building market share in the region during the previous economic crisis and the prestige of the Samsonite brand name in this region. However, slowing economies in Singapore, India and Taiwan resulted in lower sales in these countries compared to the prior year.

    Royalty revenues from licensing operations increased from $8.4 million in fiscal 2001 to $11.8 million in fiscal 2002, an increase of $3.4 million, or 37.6%. Samsonite and American Tourister label licensing revenues increased $2.5 million due to new license agreements signed during fiscal 2002 and strong sales of licensed Samsonite business cases. Global Licensing revenues increased $0.7 million due to the sale of the McGregor trademark registrations, primarily in China.

    Gross Profit.  Consolidated gross profit for fiscal 2002 decreased from fiscal 2001 by $3.5 million. Consolidated gross margin decreased by 1.1 percentage points, from 41.5% in fiscal 2001 to 40.2% in fiscal 2002. Excluding restructuring expenses of $2.9 million recorded in cost of goods sold, gross profit margin was 41.0%. Lower consolidated gross profit margins are the result of the impact of the strength of the U.S. dollar on Asian finished goods purchases, higher sales of product in Europe and the U.S. which have a lower gross profit margin, and lower U.S. Retail sales volumes which carry higher margins. Gross profit margin improvement from the restructuring of the Company's U.S. manufacturing operations is not expected to be realized until subsequent quarters in fiscal 2002.

    Gross margins for European operations decreased 0.4 percentage points from the prior year to 40.7% in fiscal 2002.

    Gross margins for the Americas decreased by 4.5 percentage points, from 40.1% in fiscal 2001 to 35.6% in fiscal 2002, adjusted for expenses incurred related to the U.S. restructuring in fiscal 2002, the Americas gross profit margin was 37.1% in fiscal 2002. U.S. Wholesale gross profit margins decreased from 33.3% in the prior year to 27.2% in the current year, or 29.9% in the current year after adjusting for restructuring related expenses. U.S. Retail gross profit margins decreased from 52.2% in fiscal 2001 to 50.4% in fiscal 2002 due primarily to lower sales volumes and promotional activities intended to stimulate sales volumes.

    Selling, General and Administrative Expenses ("SG&A").  Consolidated SG&A decreased by $3.0 million from fiscal 2001 to fiscal 2002. As a percent of sales, SG&A was 32.5% in fiscal 2002 and 33.6% in fiscal 2001.

    The decline in SG&A is due primarily to decreased SG&A for the Americas, including corporate headquarters, of $6.0 million, partially offset by increased SG&A for Europe of $0.7 million, increased SG&A for Asia of $2.2 million and increased SG&A for U.S. licensing of $0.1 million. SG&A for Europe in local currency increased 8.7% due primarily to higher sales volumes and additional costs to support new product lines and expanding retail operations. Within the Americas, SG&A decreased for U.S. Retail by $1.6 million. SG&A for Corporate and U.S. Wholesale combined declined $5.5 million due primarily to lower compensation expense, an increase in pension income and lower legal expenses in fiscal 2002. SG&A for Other Americas operations increased $1.1 million. SG&A for Asia increased $2.2 million in support of higher sales of Asian operations.

    Amortization of intangible assets.  Amortization of intangible assets was approximately equal to the prior year at $2.3 million.

    Provision for Restructuring Operations.  The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores, and reorganization and streamlining of the U.S. sales and marketing workforce. The Company has reached a preliminary decision to convert its vacated Denver manufacturing facility to a distribution warehouse. The Company is continuing to evaluate design, cost and financing alternatives for the warehouse conversion and expects to make a decision on the project in the second half of fiscal 2002. The Company intends to sell the Company-owned Tucson, Arizona manufacturing facility.

    The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. A restructuring provision of $3.7 million was recorded in the six months ended July 31, 2001 in connection with the closure of the Denver plant. The provision relates to termination and severance costs for the affected employees at the Denver plant. In addition, other costs related to the restructuring which, under GAAP, cannot be accrued as part of the restructuring but must be expensed as incurred, were included in cost of sales of $2.9 million and in SG&A of $0.1 million during fiscal 2002. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001.

    Operating income.  Operating income declined from the prior year to $24.1 million in fiscal 2002 compared to $28.3 million in fiscal 2001, a decline of $4.2 million. The decline is a result of decreased gross profit of $3.5 million and the increase in provision for restructuring operations of $3.7 million, offset by lower SG&A of $3.0 million.

    Interest income.  Interest income includes interest received from the temporary investment of excess cash balances. Interest income declined by $0.3 million compared to the prior year.

    Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs decreased from $24.6 million in fiscal 2001 to $24.3 million in fiscal 2002, representing a decrease of 1.2%. The effect on interest expense of the decline in average debt balances compared to the prior year from the repurchase and retirement of $17.6 million of the 10 3/4% Senior Subordinated Notes during fiscal 2001 and 2002 was offset by higher interest rates paid on European debt during fiscal 2002. As of July 31, 2001, over 70% of the Company's debt was in fixed rate instruments. Included in interest expense is amortization of debt issue costs of $1.0 million in fiscal 2002 compared to $1.0 million in fiscal 2001.

    Other income—net.  See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

    The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the decrease in operating income from the strengthening of the U.S. dollar versus the euro from the same period in the prior year to be approximately $1.4 million for the six months ended July 31, 2001. Other income, net for fiscal 2002 includes net realized and unrealized gains from forward exchange contracts of $2.8 million. Realized gains on contracts closed during fiscal 2002 were $1.0 million. During fiscal 2001, the Company had net realized and unrealized gains on such instruments of $3.2 million. Realized gains on contracts closed during fiscal 2001 were $1.2 million.

    Other income—net increased by $0.7 million due to the increase in gain on sale of fixed assets of $0.5 million and the increase in foreign currency transactional exchange gains of $0.8 million (primarily the effect of exchange rate changes on foreign purchases of finished goods), offset by the reduction in gains from forward exchange contracts of $0.4 million, and a decrease in other expenses of $0.2 million.

    Income tax expense.  Income tax expense declined from $6.0 million in fiscal 2001 to $4.7 million in fiscal 2002. The decline in income tax expense is due primarily to the decline in taxable income from European operations compared to the prior year. The exchange rate change lowered income tax expense by $0.2 million. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to pre-tax income (loss) and recognizing actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

    Extraordinary gain.  During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. The difference between the principal amount of the notes and the amount at which they were repurchased by the Company in fiscal 2002 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item.

    Net loss.  The Company had a net loss in fiscal 2002 of $2.9 million compared to a net loss in fiscal 2001 of $1.8 million. The increase in the net loss from the prior year of $1.1 million is caused by the effect of the decline in operating income, and the decline in interest income offset by the increase in other income, the increase in extraordinary item—gain on extinguishment of debt, and the decline in amortization of intangibles, interest expense and income tax expense.

    Senior redeemable preferred stock dividends and accretion of preferred stock discount.  This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $2.2 million in dividends versus the prior year is due to the compounding effects of the dividend rate on previously issue share dividends.

    Net loss to common stockholders.  This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $17.7 million to $21.0 million, the net loss per common share increased from $0.90 per share to $1.06 per share.

Liquidity and Capital Resources

    Cash flows provided by operating activities as reflected on the consolidated statements of cash flows included elsewhere herein decreased by $16.1 million compared with the prior year primarily as a result of the increase in loss from operations described above adjusted for non-cash items and the increase in cash used by changes in operating assets and liabilities. At July 31, 2001, the Company had current assets in excess of current liabilities of $151.2 million compared to $148.8 million at January 31, 2001, an increase of $2.4 million. Current assets declined by $3.2 million primarily due to a decrease in cash of $12.3 million, offset by increases in inventories of $5.5 million, receivables of $1.0 million and other current assets of $2.6 million. Excluding the effect of the exchange rate difference, inventories increased $11.3 million, receivables increased $4.9 million and other current assets increased $3.7 million. The increase in inventories is because of an increase in U.S. Wholesale inventories due to the planned introduction of new product lines later in fiscal 2002, an increase in Europe's inventories due to lower than planned sales volumes and higher inventories of Asia to support higher sales volumes. The Company uses an internal measurement referred to as "consolidated net working capital efficiency" to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company's consolidated net working capital efficiency has improved from 27.0% for the twelve month period ended July 31, 2000 to 26.0% for the twelve month period ended July 31, 2001.

    Long-term obligations (including current installments) decreased from $426.2 million at January 31, 2001 to $425.9 million at July 31, 2001, a decrease of $0.3 million, due to an increase in the amount outstanding under the Senior Credit Facility. During the six months ended July 31, 2001, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. At July 31, 2001, the Company's Senior Credit Facility consists of a term loan arrangement with balances totaling $77.0 million and $16.8 million drawn under the revolving credit portion of the facility. At July 31, 2001, the Company had approximately $4.8 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $48.4 million. Additional borrowings under the senior credit facility are subject to the Company's ability to meet and maintain the financial ratios.

    The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2002 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements and expansion plans during the next 12 months.

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

    The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, and minority interest in earnings of subsidiaries. The Company's EBITDA for six months ended July 31, 2001 and 2000 and the three months ended July 31, 2001 and 2000 was $38.4 million, $43.0 million, $22.5 million and $21.8 million, respectively. However, these amounts include various items of income (expense), including gain (loss) on disposition of fixed assets, net, restructuring provisions and expenses and other items, net, which together aggregate $5.9 million and $0.1 million for the six months ended July 31, 2001 and 2000, respectively which management believes should be added to (deducted from) the calculation of EBITDA. These items were $2.2 million and $1.8 million in the three months ended July 31, 2001 and 2000, respectively. As adjusted for the aggregate of these items of other income (expense), EBITDA was $44.3 million and $43.1 million for the six months ended July 31, 2001, and 2000 and $24.7 million and $23.6 million for the three months ended July 31, 2001 and 2000.

Effect of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The non-amortization and amortization provisions of SFAS No. 142 are effective for goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS No. 142 effective February 1, 2002. The Company expects the adoption of these accounting standards will result in a reduction of our amortization of goodwill commencing February 1, 2002, however, periodic impairment reviews required by SFAS No. 142 may result in future charges to earnings.

Forward Looking Statements

    Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They can often be recognized by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause actual and future performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, general economic and business conditions, including foreign currency rate fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control. More information on the risks, uncertainties and other factors affecting Samsonite Corporation may be obtained from the Company's filings with the United States Securities and Exchange Commission. Forward-looking statements are believed to be accurate as of the date of this release, and the Company undertakes no obligation to update or revise said statements as a result of future events.

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

    At July 31, 2001, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $46.9 million compared to approximately $57.9 million at January 31, 2001. During the six and three months ended July 31,2001, the Company had recorded unrealized gains (losses) from forward foreign exchange contracts to reduce foreign currency expense related to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in euros) and inter-company royalty payments of

$1.8 million and $(0.1) million, respectively. The ultimate realization of such amounts is subject to fluctuations in the exchange rate of the U.S. dollar against the euro.

    If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the six month period ended July 31, 2001 would be approximately $2.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

    The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2001 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2001, the quoted market price of these notes was $78 per $100 of principal; at July 31, 2001, the quoted market price of these notes was $82.50 per $100 of principal.

    At July 31, 2001, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $30.4 million at July 31, 2001), a pay rate of 5.01% and a receive rate based on Euribor of 4.572%. The swap agreement dated May 17, 2000 has a three-year term and reprices every three months. At July 31, 2001, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.06% and a receive rate based on Libor of 3.705%. The swap agreement dated December 13, 2000 has a two-year term and can be cancelled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    The Company is a party to various legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 2—Changes in Securities

    None.

Item 3—Defaults Upon Senior Securities

    None.

Item 4—Submission of Matters to a Vote of Security Holders

    At the Company's regular annual meeting of shareholders held on June 18, 2001, the Company's stockholders elected directors, approved amendment to the 1996 Director's Stock Plan and approved the proposal to ratify the appointment of KPMG LLP as independent auditors.

    Bernard Attal, Leon Black, Johan Tack and Luc Van Nevel were elected as directors. Voting on the directors was as follows: Bernard Attal—16,348,662 for, 55,677 withheld; Leon Black—16,142,267 for, 262,072 withheld; Johan Tack—16,348,611 for, 55,728 withheld; and Luc Van Nevel 16,351,865 for, 52,474 withheld.

    A proposal to approve amendments to the 1996 Director's Stock Plan was approved (15,896,988 for, 487,775 against, 19,576 abstentions).

    A proposal to approve and ratify the appointments of KPMG LLP as independent auditors of the Company and its subsidiaries for fiscal 2002 was approved (16,376,657 for, 14,702, against, 12,980 abstentions).

Item 5—Other Information

    None.

Item 6—Exhibits and Reports on Form 8-K

(a)
See Exhibit Index.

(b)
Reports on Form 8-K.—None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
	By:	/s/ RICHARD H. WILEY
Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer and Secretary
Date: September 14, 2001

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

  PART I—FINANCIAL INFORMATION
  Item 1— Legal Proceedings
  Item 2— Changes in Securities
  Item 3— Defaults Upon Senior Securities
  Item 4— Submission of Matters to a Vote of Security Holders
  Item 5— Other Information
  Item 6— Exhibits and Reports on Form 8-K