Form 10-Q
period 2001-10-31
SAMSONITE CORP/FL
filed 2001-12-17
CIK 914478

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,844,413 shares of common stock, par value $.01 per share, as of December 10, 2001.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of October 31, 2001 and January 31, 2001
Unaudited Consolidated Statements of Operations for the three months ended October 31, 2001 and 2000
Unaudited Consolidated Statements of Operations for the nine months ended October 31, 2001 and 2000
Unaudited Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Loss for the nine months ended October 31, 2001
Unaudited Consolidated Statements of Cash Flows for the nine months ended October 31, 2001 and 2000
Unaudited Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Changes in Securities
Item 3: Defaults upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
Signature
Index to Exhibits
Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" starting on page 28.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2001 and January 31, 2001

(In thousands)

	October 31, 2001	January 31, 2001
Assets
Current assets:
Cash and cash equivalents	$38,274	18,760
Trade receivables, net of allowances for doubtful accounts of $5,935 and $6,087	72,998	77,952
Notes and other receivables	8,798	10,747
Inventories (Note 2)	171,874	164,347
Prepaid expenses and other current assets	20,988	19,352

Total current assets	312,932	291,158
Property, plant and equipment, net (Note 3)	119,680	129,802
Intangible assets, less accumulated amortization of $59,924 and $56,863 (Note 4)	104,153	106,815
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	15,628	17,029

	$552,393	544,804

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2001 and January 31, 2001

(In thousands, except share data)

	October 31, 2001	January 31, 2001
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term debt (Note 5)	$10,679	12,191
Current installments of long-term obligations (Note 5)	2,812	3,110
Accounts payable	56,240	54,878
Accrued liabilities	82,906	72,144

Total current liabilities	152,637	142,323
Long-term obligations, less current installments (Note 5)	435,647	423,048
Deferred income tax liabilities	14,650	15,197
Other noncurrent liabilities	35,298	38,286

Total liabilities	638,232	618,854

Minority interests in consolidated subsidiaries	11,926	11,315
Senior redeemable preferred stock, aggregate liquidation preference of $276,523 and $249,634; 271,706 and 245,285 shares issued and outstanding	267,638	239,980
Stockholders' equity (deficit) (Notes 5 and 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,322,248 and 30,274,713 shares issued; 19,822,248 and 19,774,713 shares outstanding)	303	303
Additional paid-in capital	490,252	490,127
Accumulated deficit	(406,219)	(369,873)
Accumulated other comprehensive loss	(29,739)	(25,902)

	54,597	94,655
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(365,403)	(325,345)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$552,393	544,804

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended October 31, 2001 and 2000

(In thousands, except per share data)

	Three Months Ended October 31,
	2001	2000
Net sales (Note 1E)	$190,868	202,529
Cost of goods sold	114,349	119,572

Gross profit	76,519	82,957
Selling, general and administrative expenses	64,303	66,260
Amortization of intangible assets	1,183	1,103

Operating income	11,033	15,594
Other income (expense):
Interest income	135	298
Interest expense and amortization of debt issue costs and premium	(12,354)	(12,504)
Other income (expense)—net (Note 6)	(1,697)	1,503

Income before income taxes and minority interest	(2,883)	4,891
Income tax expense	(2,620)	(2,872)
Minority interest in earnings of subsidiaries	(307)	(1,020)

Net income (loss)	(5,810)	999
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(9,526)	(8,344)

Net loss to common stockholders	$(15,336)	(7,345)

Net loss per share—basic and diluted	$(0.77)	(0.37)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the nine months ended October 31, 2001 and 2000

(In thousands, except per share data)

	Nine Months Ended October 31,
	2001	2000
Net sales (Note 1E)	$582,846	590,754
Cost of goods sold	348,604	346,582

Gross profit	234,242	244,172
Selling, general and administrative expenses	191,854	196,782
Amortization of intangible assets	3,509	3,479
Provision for restructuring operations (Note 10)	3,700	—

Operating income	35,179	43,911
Other income (expense):
Interest income	465	918
Interest expense and amortization of debt issue costs and premium	(36,604)	(37,058)
Other income—net (Note 6)	181	2,690

Income (loss) before income taxes and minority interest	(779)	10,461
Income tax expense	(7,282)	(8,883)
Minority interest in earnings of subsidiaries	(1,671)	(2,411)

Loss before extraordinary item	(9,732)	(833)
Extraordinary item—gain on extinguishment of debt (Note 5)	1,044	—

Net loss	(8,688)	(833)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(27,658)	(24,229)

Net loss to common stockholders	$(36,346)	(25,062)

Income (loss) per common share—basic and diluted:
Loss before extraordinary item	$(1.89)	(1.27)
Extraordinary item	0.05	—

Net loss	$(1.84)	(1.27)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

and Comprehensive Loss for the nine months ended October 31, 2001

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2001	$—	303	490,127	(25,902)	(369,873)		(420,000)
Net loss	—	—	—	—	(8,688)	(8,688)	—
Cumulative effect of accounting change (net of income tax effect of $32)	—	—	—	(18)	—	(18)	—
Net unrealized gain on cash flow hedges (net of income tax effect of $399)	—	—	—	121	—	121	—
Reclassification of net gains to net income (net of income tax effect of $452)	—	—	—	(998)	—	(998)	—
Foreign currency translation adjustment	—	—	—	(2,942)	—	(2,942)	—

Comprehensive loss						$(12,525)

Issuance of 21,306 shares to directors for services	—		125	—	—		—
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	—	(27,658)		—

Balance, October 31, 2001	$—	303	490,252	(29,739)	(406,219)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the nine months ended October 31, 2001 and 2000

(In thousands)

	Nine Months Ended October 31,
	2001	2000
Cash flows provided by operating activities:
Net loss	$(8,688)	(833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	(1,044)	—
Loss (gain) on disposition of fixed assets, net	(639)	72
Depreciation and amortization of property, plant and equipment	14,708	16,100
Pension plan gains	(5,209)	(5,621)
Amortization of intangible assets	3,509	3,479
Amortization of debt issue costs and premium	1,544	1,563
Provision for doubtful accounts	303	1,483
Provision for restructuring operations	3,700	—
Stock issued for services	125	92
Compensation expense for adjustment of stock options	—	30
Changes in operating assets and liabilities:
Trade and other receivables	4,437	(7,185)
Inventories	(9,276)	11,606
Prepaid expenses and other current assets	(1,617)	(2,984)
Accounts payable and accrued liabilities	10,392	7,124
Other adjustments—net	1,890	(611)

Net cash provided by operating activities	$14,135	24,315

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the nine months ended October 31, 2001 and 2000

(In thousands)

	Nine Months Ended October 31,
	2001	2000
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(9,798)	(12,776)
Proceeds from sale of assets held for sale and property and equipment	3,269	566
Acquisition of interest in joint venture, net of cash acquired	—	117
Other, net	(478)	(1,822)

Net cash used in investing activities	(7,007)	(13,915)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of short-term obligations	(1,512)	2,061
Net borrowings on long-term obligations	14,714	2,739
Other, net	721	1,237

Net cash provided by financing activities	13,923	6,037

Effect of exchange rate changes on cash and cash equivalents	(1,537)	(8,937)

Net increase in cash and cash equivalents	19,514	7,500
Cash and cash equivalents, beginning of period	18,760	16,705

Cash and cash equivalents, end of period	$38,274	24,205

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26,172	26,789

Cash paid during the period for income taxes	$7,179	4,513

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

  B.  Interim Financial Statements

    The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair statement of the financial position as of October 31, 2001 and results of operations for the three and nine month periods ended October 31, 2001 and 2000. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

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

    Net loss per common share for the three months ended October 31, 2001 and 2000 and the nine months ended October 31, 2001 and 2000 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,818,543 and 19,753,276, and 19,799,606 and 19,737,642, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the three and nine month periods ended October 31, 2001 and 2000 because of the antidilutive effect of common stock equivalents when there is a net loss to common stockholders.

  E.  Royalty Revenues

    The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $16,833,000 and $12,930,000 for the nine months ended October 31, 2001 and 2000, respectively, and $4,771,000 and $4,403,000 for the three months ended October 31, 2001 and 2000, respectively.

  F.  Reclassifications

    Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 31, 2001 presentation.

  G.  Accounting Change—Derivative Financial Instruments

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

    Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At October 31, 2001, cash flow hedges for forecasted foreign currency transactions extend until January 2002. The estimated amount of net losses from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $623,000. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

2.  Inventories

    Inventories consisted of the following:

	October 31, 2001	January 31, 2001
	(In thousands)
Raw Materials	$30,863	38,426
Work in Process	5,741	5,990
Finished Goods	135,270	119,931

	$171,874	164,347

3.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following:

	October 31, 2001	January 31, 2001
	(In thousands)
Land	$10,813	11,564
Buildings	68,545	72,406
Machinery, equipment and other	146,384	146,470

	225,742	230,440
Less accumulated amortization and depreciation	(106,062)	(100,638)

	$119,680	129,802

4.  Intangible Assets

    Intangible assets, net of accumulated amortization, consisted of the following:

	October 31, 2001	January 31, 2001
	(In thousands)
Trademarks	$95,441	98,063
Licenses, patents and other	8,712	8,752

	$104,153	106,815

5.  Debt

    Debt consisted of the following:

	October 31, 2001	January 31, 2001
	(In thousands)
Senior Credit Facility(a)
Term loan	$79,230	80,568
Revolving credit	27,838	7,336
Senior Subordinated Notes(b)	322,861	330,450
Other obligations(c)	17,132	17,038
Capital lease obligations	1,545	2,425
Series B Senior Subordinated Notes(d)	532	532

Total debt	449,138	438,349
Less short-term debt and current installments of long-term obligations	(13,491)	(15,301)

Long-term obligations less current installments	$435,647	423,048

(a)
The Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. As of October 31, 2001, the Company had $4.5 million in letters of credit outstanding under the Senior Credit Facility.

  At October 31, 2001, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.06%, and a receive rate based on Libor of 2.60%. The swap agreement dated December 13, 2000 has a two-year term and can be canceled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.

  At October 31, 2001, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $32.3 million at October 31, 2001), a pay rate of 5.01% and a receive rate based on Euribor of 4.36%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

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

  The Company is in compliance with the covenant requirements of the Senior Credit Facility as of October 31, 2001; however, due to the decline in sales volumes and operating income subsequent to the September 11 terrorist attacks, the Company believes it may not be in compliance with certain financial covenant requirements as of January 31, 2002. Management of the Company has discussed this impending non-compliance with the Company's lenders and is attempting to obtain a waiver of non-compliance; however, there can be no assurance that a waiver will be obtained. If the Company is not in compliance with these financial covenants and is unable to obtain a waiver from its lenders, it will be in default under the terms of the Senior Credit Facility. If a default under the Senior Credit Facility were to occur, the terms of the agreement would give the lenders the right to accelerate repayment of the facility and foreclose on their security interest in collateral for the facility. The adverse effects of an acceleration of amounts due under the Senior Credit Facility would include, but not be limited to, acceleration of amounts due under the Senior Subordinated Notes.

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

  During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of the Notes. The difference between the principal amount of the Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item in the accompanying consolidated statement of operations for the nine months ended October 31, 2001.

(c)
Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries.

(d)
The Series B Senior Subordinated Notes (the "Series B Notes") bear interest at 11 1/8% and have a maturity date of July 15, 2005.

6.  Other Income (Expense)—Net

    Other income (expense)—net consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2001	2000	2001	2000
	(In thousands)
Net gain (loss) from foreign currency forward delivery contracts	$560	2,126	2,221	5,372
Equity in earnings (loss) of unconsolidated affiliate	—	—	—	52
Foreign currency transaction loss, net	(509)	(690)	(1,093)	(2,106)
Gain (loss) on disposition of fixed assets, net	16	(155)	639	(72)
Other, net	(1,764)	222	(1,586)	(556)

	$(1,697)	1,503	181	2,690

7.  Employee Stock Options

    The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the January 31, 2001 Form 10-K for a description of such plans.

    At October 31, 2001, the Company had outstanding options for a total of 2,233,274 shares at exercise prices ranging from $2.50 to $10.00 per share. Options for 1,252,481 shares were exercisable at October 31, 2001 at a weighted average exercise price of $6.93 per share.

8.  Segment Information

    The Company's continuing operations consist of the manufacture and distribution of luggage and other travel related products, licensing of the Company's brand names, and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations and "Other Americas" which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company and corporate overhead.

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

    Segment information for the nine-month and three-month periods ended October 31, 2001 and 2000 is as follows:

Nine months ended October 31,	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2001
Revenues from external customers	$233,222	157,489	84,569	43,377	47,722	16,467	—	582,846
Intersegment revenues	$3,291	31,232	—	253	2,786	—	(37,562)	—
Operating income (loss)(a)	$28,100	(4,368)	(1,783)	670	8,194	4,565	(199)	35,179
Total assets	$190,218	121,786	22,184	51,818	33,715	295,381	(162,709)	552,393
2000
Revenues from external customers	$238,929	161,001	97,396	42,767	37,941	12,720	—	590,754
Intersegment revenues	$3,369	38,822	—	21	2,148	—	(44,360)	—
Operating income (loss)(a)	$32,575	(1,793)	3,499	2,882	5,946	822	(20)	43,911
Total assets	$181,043	132,499	29,915	51,893	29,787	227,747	(98,664)	554,220
Three months ended October 31,	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2001
Revenues from external customers	$79,478	50,402	25,331	14,014	16,922	4,721	—	190,868
Intersegment revenues	$864	9,264	—	252	793	—	(11,173)	—
Operating income (loss)(a)	$8,710	295	(1,753)	(170)	3,000	1,108	(157)	11,033
Total assets	$190,218	121,786	22,184	51,818	33,715	295,381	(162,709)	552,393
2000
Revenues from external customers	$82,815	53,158	32,841	15,212	14,153	4,643	(293)	202,529
Intersegment revenues	$1,224	12,719	—	1	819	—	(14,763)	—
Operating income (loss)(a)	$10,926	(3,541)	1,127	1,179	2,326	3,954	(377)	15,594
Total assets	$181,043	132,499	29,915	51,893	29,787	227,747	(98,664)	554,220

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangible assets are included in other operations.

  The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the euro) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the nine months ended October 31, 2001 and 2000, the Company had net gains from such transactions of $2,221,000 and $5,372,000, respectively, which are included in nonoperating income. For the three months ended October 31, 2001 and 2000, the Company had net gains from such transactions of $560,000 and $2,126,000, respectively.

9.  Litigation, Commitments and Contingencies

    The Company is a party to various legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these other pending matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

10.   Provision for Restructuring Operations

    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. Wholesale and Retail operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores and the streamlining of the Company's U.S. sales and marketing organization. The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. As a result, the Company recorded a restructuring charge of $3.7 million related primarily to employee termination costs for the plant closure in the nine months ended October 31, 2001. During the nine and three months ended October 31, 2001, the Company also incurred $4.7 million and $1.7 million, respectively, of cost of sales, selling, general and administrative expenses related to the restructuring which, under GAAP, cannot be accrued as part of the restructuring plan but are expensed as incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

September 11, 2001 Events

    On September 11, 2001, terrorists, through the use of hijacked airplanes, attacked the World Trade Center towers in New York City and the Pentagon in Washington D.C. (the "September 11" events). These terrorist attacks have negatively impacted the U.S. and other regional economies in which the Company has operations and, more severely, the travel industry and related businesses, including luggage sales in those economies. As a result of such attacks, the Company's revenue and operations have been adversely affected. In the days immediately following September 11, the Company experienced a decline in consolidated sales volumes from the prior year and from its normal operating levels. Sales levels recovered somewhat in October but remained well below the prior year sales levels and management's prior expectations of sales volumes. Sell-through to consumers at the retail level has generally not been accompanied by the normal pattern of wholesale customer reorders of the same magnitude because those customers are reducing inventory levels to control their inventory risk and liquidity positions in response to the September 11 events. Additional terrorist attacks or related events could further adversely impact the travel industry and related businesses. Accordingly, management is unable to accurately predict the effect of the September 11 events on future sales levels in light of the current volatile economic and operating conditions. In addition, management is unable to predict when the affected economies, the travel industry and the Company's operations will recover from the negative impacts of the September 11 tragedy. However, the Company expects that sales will continue to be depressed as a result of the September 11 events at least through the fourth quarter of fiscal 2002 which ends January 31, 2002.

    Financial results for the fiscal third quarter of 2002 and year-to-date periods reflect the effects of the September 11 events for 19 days in September and the full month of October for the Company's U.S. operations. Results for the Company's European and other foreign operations, which have a calendar fiscal year, reflect the effects of the September 11 events for the 19 days in September following the attacks.

Three Months Ended October 31, 2001 ("fiscal 2002" or "current year") Compared to Three Months Ended October 31, 2000 ("fiscal 2001" or "prior year")

    General.  The Company analyzes its net sales and operations by the following divisions: (i) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) "the Americas operations" which include wholesale and retail sales, manufacturing and distribution operations in the United States and corporate headquarters, and "Other Americas" which includes operations in Canada and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

    Beginning with fiscal 2002, the functional currency for financial reporting purposes of the European operations is the euro. Prior to fiscal 2002, Europe's functional currency was the Belgian franc. Results of European operations were translated from euros to U.S. dollars in fiscal 2002 and the Belgian franc equivalent in fiscal 2001 at average rates of approximately .889 and .910 U.S. dollars to the euro, respectively. This decline in the value of the euro of approximately 2.4% resulted in declines in reported sales, cost of sales and other expenses in fiscal 2002 compared to fiscal 2001. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2002, the Company had a total net realized and unrealized loss from such instruments included in Other Income (Expense)—Net of $0.6 million. Realized gains on contracts closed during fiscal 2002 were $0.8 million. During fiscal 2001, the Company had net gains from such instruments of $2.1 million. Realized gains on contracts closed during fiscal 2001 were $1.9 million. The Company estimates the negative impact on Operating Income from the year-to-year strengthening of the U.S. dollar versus the euro from the same quarter in the prior year to be approximately $0.4 million.

    Net Sales.  Consolidated net sales declined from $202.5 million in fiscal 2001 to $190.9 million in fiscal 2002, a decline of $11.6 million, or 5.7%. Fiscal 2002 sales were unfavorably impacted by the decline in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2002 sales would have declined by $9.7 million, or approximately 4.8%.

    Sales from European operations declined from $82.8 million in fiscal 2001 to $79.5 million in fiscal 2002, a decline of $3.3 million, or 4.0%. Expressed in the local European reporting currency (euro), fiscal 2002 sales declined by 1.7%. Local currency sales of softside product declined by approximately 3% from the prior year while hardside product sales declined by approximately 5%. Local currency sales of Samsonite Black Label products (clothing, footwear and accessories) declined approximately 8% to $9.9 million in fiscal 2002. Partially offsetting these declines was a 54% increase in local currency sales from expanding European retail operations and a 28% increase in sales of Hedgren products. The Company believes the decline in sales from European operations is primarily attributable to the events of September 11. Prior to September 11, recessionary conditions in Europe negatively impacted store traffic and consumer spending; however, despite such economic weakness, the Company's European operations exceeded sales from the prior year for that portion of the quarter which preceded September 11, 2001. Immediately following the September 11 events, travel and tourism in Europe declined as did luggage retail sales which caused a steep decline in sales from normal operating levels in the Company's European operations for the remainder of the quarter.

    Sales from the Americas operations declined from $101.2 million in fiscal 2001 to $89.7 million in fiscal 2002, a decline of $11.5 million, or 11.4%. U.S. Wholesale sales for the third quarter declined by $2.8 million, or 5.2% from the prior year, U.S. Retail division sales declined by $7.5 million, or 22.9% from the prior year, and sales in the Other Americas operations declined by $1.2 million, or 7.9% from the prior year. The Company believes U.S. Wholesale sales declined from $53.2 million in the prior year to $50.4 million in fiscal 2002 due primarily to the impact of the September 11 events on consumer spending and the travel and tourism industries. During August, the last full month preceding the attacks, U.S. Wholesale sales exceeded the prior year August sales by $2.7 million. The most significant decline in sales compared to the prior year was in the traditional channel (department and specialty stores) which declined $6.9 million compared to the prior year. Sales to discounters declined $1.0 million and sales to office superstores were lower by $0.6 million compared to the prior year. These declines were partially offset by a sales increase in the exclusive label and warehouse club channels compared to fiscal 2001. Sales in the U.S. Retail division declined from $32.8 million in the prior year to $25.3 million in fiscal 2002. Comparable store sales in the U.S. Retail division declined 17.5% from the same quarter in the prior year which compares to comparable store sales declines of 5.6% and 8.4% during the first and second quarters of fiscal 2002, respectively. The weakness in the outlet store distribution channel prior to September 11, 2001 was exacerbated by the effects of the terrorist attacks. During the period immediately following the September 11 events, U.S. Retail comparable store sales declined 37% compared to the prior year. Although comparable store sales levels recovered somewhat in October in this segment, they continue to be depressed compared to the period preceding September 11 and the prior year. In accordance with the Company's plan to reduce the number of retail stores, the Company closed a net 25 stores compared to the prior year which lowered sales by $1.8 million. Sales in Canada declined from $5.7 million in fiscal 2001 to $5.6 million in fiscal 2002, or 1.8%. Sales in Mexico declined from $6.2 million in fiscal 2001 to $5.7 million in fiscal 2002, or 8.1%, and sales in other Latin American countries declined from $3.3 million in fiscal 2001 to $2.7 million in fiscal 2002, or 18.2%.

    Third quarter sales for the Asian operations were $2.8 million higher than the prior year sales at $16.9 million, which is a 19.9% increase over the prior year third quarter. The increase in Asian sales is the combined result of the strong positioning of the Samsonite brand and an economic recovery in the region. Despite the increase compared to the prior year, sales from the Asian operations were also unfavorably impacted by the September 11 events compared to pre-terrorist attack sales levels.

    Revenues from licensing operations increased from $4.4 million in the prior year to $4.8 million in fiscal 2002. Samsonite and American Tourister label licensing revenues increased $0.5 million due primarily to new license agreements signed during fiscal 2002. Licensing revenues from non-luggage brands declined $0.1 million.

    Gross profit.  Consolidated gross profit for fiscal 2002 declined from fiscal 2001 by $6.4 million. Consolidated gross margin as a percentage of sales declined by 0.9 percentage points, from 41.0% in fiscal 2001 to 40.1% in fiscal 2002; adjusted for $1.7 million in expenses incurred during the quarter and included in cost of goods sold related to the restructuring of U.S. manufacturing operations, gross profit margin was 41.0% in fiscal 2002.

    Gross margins from European operations were 41.0%, approximately equal to the prior year.

    Gross margins for the Americas declined by 1.0 percentage point, from 36.8% in fiscal 2001 to 35.8% in fiscal 2002; adjusted for expenses incurred related to the U.S. restructuring recorded in cost of goods sold, gross profit margin increased to 37.7% in fiscal 2002. U.S. Wholesale gross profit margins increased from 27.8% in the prior year to 29.8% in the current year and to 33.2% after adjusting for the restructuring expenses. The increase in U.S. Wholesale gross profit margins is due to lower period manufacturing costs as a result of the restructuring described above, lower sales of discontinued and obsolete products during the third quarter which generate very low gross profit margins, and lower sales allowances compared to the prior year. U.S. Retail gross profit margins for the quarter declined by 2.0 percentage points from 50.7% in fiscal 2001 to 48.7% in fiscal 2002 due to lower than expected sales volumes.

    Selling, General and Administrative Expenses ("SG&A").  Consolidated SG&A declined by $2.0 million from fiscal 2001 to fiscal 2002. As a percent of sales, SG&A was 33.7% in fiscal 2002 compared to 32.7% in fiscal 2001 primarily due to lower sales volumes.

    SG&A for the Americas, including the Corporate division, declined by $2.7 million. Within the Americas, SG&A for U.S. Retail declined by $1.4 million due primarily to a net 25 fewer stores compared to the prior year. SG&A for Corporate and U.S. Wholesale declined $1.6 million due primarily to lower dealer advertising, sales, marketing and warehousing costs. SG&A for Other Americas operations increased by $0.3 million and European SG&A increased by $0.7 million. Excluding the effect of exchange rate changes, Europe's SG&A increased by $1.1 million, or 5.0% in local currency due to additional costs to support new product lines and expanding retail operations. SG&A for Asia and U.S. licensing was approximately equal to the prior year.

    Amortization of intangible assets.  Amortization of intangible assets was higher than the prior year by $0.1 million.

    Operating income.  Operating income declined from $15.6 million in fiscal 2001 to $11.0 million in fiscal 2002, a decline of $4.6 million. The decline is the result of lower sales volumes and gross profit and higher amortization of intangibles, net of decline in SG&A.

    Interest income.  Interest income includes interest received from the temporary investment of excess cash balances. Interest income declined by $0.2 million compared to the prior year.

    Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs declined from $12.5 million in fiscal 2001 to $12.4 million in fiscal 2002. The effect on interest expense of the repurchase and retirement of $17.6 million of the 10 3/4 Senior Subordinated Notes during fiscal 2001 and 2002 was partially offset by the effect of higher balances on the Company's senior credit facility. Included in interest expense is the amortization of debt issue costs of $0.5 million in both fiscal 2002 and fiscal 2001.

    Other income (expense)—net.  See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense)—net.

    The Company has entered into forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the decline in Operating Income from the strengthening of the U.S. dollar versus the euro from the same period in the prior year to be approximately $0.4 million for the three months ended October 31, 2001. Offsetting these reductions in Operating Income in fiscal 2002 are net realized and unrealized losses from foreign exchange contracts of $0.6 million which are included in Other Income (Expense)—net. Realized gains on contracts closed during the third quarter of fiscal 2002 were $0.8 million; in fiscal 2001, net realized and unrealized gains were $2.1 million. Realized gains on contracts closed during fiscal 2001 were $1.9 million.

    Other income (expense) changed from income of $1.5 million in fiscal 2001, to expense of $1.7 million in fiscal 2002. The increase in other expense from the prior year is due primarily to a change from net realized and unrealized gains to losses from foreign currency exchange contracts totaling $2.7 million and an increase in foreign currency transaction losses of $0.5 million.

    Income tax expense.  Income tax expense declined from $2.9 million in fiscal 2001 to $2.6 million in fiscal 2002. The decline in income tax expense is due primarily to the decline in taxable income from European operations. The difference between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

    Net loss.  The Company had a net loss in fiscal 2002 of $5.8 million compared to net income in fiscal 2001 of $1.0 million. The change in the net income (loss) from the prior year of $6.8 million is caused by the effect of the decrease in operating income and interest income and the increase in other expense, offset by the decline in interest expense, income tax expense and minority interest in earnings of subsidiaries.

    Senior redeemable preferred stock dividends and accretion of preferred stock discount.  This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the original issue discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $1.2 million in dividends compared to the prior year is due to the compounding effect of the cumulative dividend rate on previously issued share dividends.

    Net loss to common stockholders.  This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $7.3 million to $15.3 million, the net loss per common share increased from $0.37 per share to $0.77 per share.

Nine Months Ended October 31, 2001 ("fiscal 2002" or "current year") Compared to Nine Months Ended October 31, 2000 ("fiscal 2001" or "prior year")

    General.  Beginning with fiscal 2002, the functional currency for financial reporting purposes of the European operations is the euro. Prior to fiscal 2002, Europe's functional currency was the Belgian franc. Results of European operations were translated from euros to U.S. dollars in fiscal 2002 and the Belgian franc equivalent fiscal 2001 at average rates of approximately .892 and .938 U.S. dollars to the euro, respectively. This decrease in the value of the euro of approximately 4.9% resulted in declines in reported sales, cost of sales and other expenses in fiscal 2002 compared to fiscal 2001. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments of $2.2 million. Realized gains on contracts closed during fiscal 2002 were $1.8 million. During fiscal 2001, the Company had net gains from such instruments of $5.4 million. Realized gains on contracts closed during fiscal 2001 were $3.1 million. The Company estimates the decline in operating income from the strengthening of the U.S. dollar versus the euro from the prior year to be approximately $1.7 million for the nine months ended October 31, 2001, which was partially offset by gains realized on forward foreign exchange contracts.

    Net Sales.  Consolidated net sales declined from $590.8 million in fiscal 2001 to $582.8 million in fiscal 2002, a decline of $8.0 million, or 1.4%. Fiscal 2002 sales were unfavorably impacted by the increase in the value of the U.S. dollar compared to the euro. Without the effect of the exchange rate difference, fiscal 2002 sales would have increased by $4.0 million, or approximately 0.7%.

    Sales from European operations declined from $238.9 million in fiscal 2001 to $233.2 million in fiscal 2002, a decline of $5.7 million. Expressed in the local European reporting currency (euro), fiscal 2002 sales increased by 2.6%, or the U.S. constant dollar equivalent of $6.3 million, compared to fiscal 2001. Sales of softside product improved by approximately 2% from prior year while hardside product sales declined by approximately 4%. Local currency sales of Samsonite Black Label products (clothing, footwear and accessories) increased 5.5% to $23.1 million. Local currency sales of the Company's expanding European retail operations increased 71% and sales of Hedgren products increased 112% compared to the prior year. Sales volumes in the period immediately following September 11 declined dramatically compared to the period preceding September 11 and compared to the prior year.

    Sales from the Americas operations declined from $301.2 million in fiscal 2001 to $285.4 million in fiscal 2002, a decline of $15.8 million. U.S. Wholesale sales for the current year declined by $3.5 million from the prior year, U.S. Retail sales declined by $12.8 million, and sales in the Other Americas operations increased by $0.5 million from the prior year. U.S. Wholesale sales declined from $161.0 million in the prior year to $157.5 million in fiscal 2002. The decline in U.S. Wholesale sales is due primarily to the impact of the September 11 events on travel, tourism, and consumer spending in the U.S., the loss of $9.1 million in sales to a single customer in the catalog sales distribution channel which discontinued its luggage category, and lower sales to the traditional channel. The declines were partially offset by higher sales to the mass merchant and warehouse club channels. Sales in the U.S. Retail division declined from $97.4 million in the prior year to $84.6 million in fiscal 2002. Comparable store sales in the U.S. Retail division declined by 10.6% from the same period in the prior year. The weakness in the outlet store distribution channel prior to September 11, 2001 was exacerbated by the effects of the September 11 events. During the period immediately following the September 11 events, U.S. Retail comparable store sales declined approximately 37% compared to the prior year. Although sales recovered somewhat in October in this segment, they continue to be depressed compared to the period preceding September 11 and the prior year. In accordance with the Company's plan to reduce the number of retail stores, the Company closed a net 25 stores compared to the prior year which lowered sales by $6.6 million. The increase in sales of Other Americas is due to higher sales in Canada and sales in the retail stores in Argentina which were acquired in fiscal 2001.

    Current year sales from the Asian operations were $9.8 million higher than the prior year, which is a 25.8% increase. Sales from Asian operations have benefitted from economic recovery in some parts of this region, the Company's strategy of building market share during the previous economic crisis and building the prestige of the Samsonite brand name in this region. Despite the increase compared to the prior year, sales from the Asian operations were also unfavorably impacted by the September 11 events compared to pre-September 11 sales levels.

    Royalty revenues from licensing operations increased $3.7 million over the prior year to $16.5 million in fiscal 2002, or 28.9%. Samsonite and American Tourister label licensing revenues increased $3.0 million due to new license agreements signed in fiscal 2002 and strong sales of licensed Samsonite business cases. Global Licensing revenues increased $0.7 million due to the sale of the McGregor trademark registrations, primarily in China.

    Gross profit.  Consolidated gross profit margin declined by 1.1 margin points, from 41.3% in fiscal 2001 to 40.2% in fiscal 2002; adjusted for $4.6 million in expenses incurred during the period related to the restructuring of U.S. manufacturing operations, gross profit margin was 41.0% in fiscal 2002.

    Gross margins from European operations declined 0.3 percentage points from 41.1% in the prior year to 40.8% in fiscal 2002.

    Gross margins for the Americas declined by 3.3 percentage points, from 39.0% in fiscal 2001 to 35.7% in fiscal 2002; adjusted for certain expenses incurred related to the U.S. restructuring recorded in cost of goods sold, gross profit margin was 37.3%. U.S. Wholesale gross profit margins declined from 31.5% in the prior year to 28.0% in the current year and to 31.0% in the current year after adjusting for the restructuring expenses described above. The decline in gross margin for U.S. Wholesale compared to the prior year is due primarily to higher sales of products which carry lower margins. Gross profit margin improvement from prior quarters in fiscal 2002 is beginning to be realized as a result of the restructuring of the Company's U.S. manufacturing operations announced in February 2002. U.S. Retail gross margins were lower at 49.9% in fiscal 2002 compared to 51.7% in fiscal 2001 due primarily to lower sales volumes than expected.

    Gross margins for the Other Americas declined 2.0 percentage points to 35.8% and for Asia, gross margins declined by 0.6 percentage points, to 45.0%.

    Selling, General and Administrative Expenses ("SG&A").  Consolidated SG&A declined by $4.9 million from fiscal 2001 to fiscal 2002. As a percent of sales, SG&A was 32.9% in fiscal 2002 and 33.3% in fiscal 2001.

    The decline in SG&A is due primarily to the decline in SG&A for the Americas, including the corporate headquarters of $8.6 million, partially offset by increased SG&A for European operations of $1.4 million, Asian Operations of $2.1 million and U.S. licensing of $0.2 million. Within the Americas, SG&A for corporate and U.S. Wholesale combined declined $7.0 million due primarily to lower warehousing, sales, national advertising and dealer advertising costs. SG&A for U.S. Retail declined from $46.9 million to $43.9 million due primarily to fewer stores open during the quarter compared to the prior year. SG&A for Europe in local currency increased 7.1% due primarily to higher sales volumes and additional costs to support new product lines and expanding retail operations. SG&A for Asia increased in support of higher sales of Asian operations.

    Amortization of intangible assets.  Amortization of intangible assets was approximately equal to the prior year at $3.5 million.

    Provision for Restructuring Operations.  The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores, and reorganization and streamlining of the U.S. sales and marketing workforce. The Company has reached a preliminary decision to convert its vacated Denver manufacturing facility to a distribution warehouse. The Company is continuing to evaluate design, cost and financing alternatives for the warehouse conversion and expects to make a decision on the project in fiscal 2003. The Company intends to sell the Company-owned Tucson, Arizona manufacturing facility.

    The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. A restructuring provision of $3.7 million was recorded in the nine months ended October 31, 2001 in connection with the closure of the Denver plant. The provision relates to termination and severance costs for the affected employees at the Denver plant. In addition, other costs related to the restructuring which, under GAAP, cannot be accrued as part of the restructuring but must be expensed as incurred, were included in cost of sales of $4.6 million and in SG&A of $0.1 million during fiscal 2002. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001.

    Operating income.  Operating income declined from $43.9 million in fiscal 2001 to $35.2 million in fiscal 2002, a decline of $8.7 million. The decline is a result of decreased gross profit of $9.9 million and the increase in provision for restructuring operations of $3.7 million, offset by lower SG&A of $4.9 million.

    Interest income.  Interest income includes interest received from the temporary investment of excess cash balances, and declined by $0.5 million compared to the prior year.

    Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs declined from $37.1 million in fiscal 2001 to $36.6 million in fiscal 2002 representing a decline of 1.3%. The effect on interest expense of the decline in average debt balances compared to the prior year from the repurchase and retirement of $17.6 million of the 10 3/4 Senior Subordinated Notes during fiscal 2001 and 2002 was partially offset by higher interest rates paid on European debt during fiscal 2002. As of October 31, 2001, over 70% of the Company's debt was in fixed rate instruments.

    Other income—net.  See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

    The Company has entered into forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the euro from the same period in the prior year to be approximately $1.7 million for the nine months ended October 31, 2001. Other income, net for fiscal 2002 includes net realized and unrealized gains from forward exchange contracts of $2.2 million. Realized gains on contracts closed during the nine month period were $1.8 million. During fiscal 2001, the Company had net realized and unrealized gains on such instruments of $5.4 million. Realized gains on contracts closed during fiscal 2001 were $3.1 million.

    Other income—net declined by $2.5 million from $2.7 million in fiscal 2001 to $0.2 million in fiscal 2002. The decline in other income is due primarily to a decline in net realized and unrealized gains from forward exchange contracts of $3.2 million, net of an increase in miscellaneous other expenses of $0.5 million.

    Income tax expense.  Income tax expense declined from $8.9 million in fiscal 2001 to $7.3 million in fiscal 2002. The exchange rate change lowered income tax expense by $0.3 million. The decline in income tax expense is due primarily to the decline in the taxable income from European operations compared to the prior year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pre-tax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

    Extraordinary gain.  During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. The difference between the principal amount of the notes and the amount at which they were repurchased by the Company in fiscal 2002 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item.

    Net loss.  The Company had a net loss in fiscal 2002 of $8.7 million compared to a net loss in fiscal 2001 of $0.8 million. The increase in the net loss from the prior year of $7.9 million is caused by the effect of the decline in operating, interest and other income, offset by a decline in interest and income tax expense and minority interest during fiscal 2002.

    Senior redeemable preferred stock dividends and accretion of preferred stock discount.  This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $3.4 million in dividends versus the prior year is due to the compounding effects of the dividend rate on previously issued share dividends.

    Net loss to common stockholders.  This amount represents net loss after dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $25.1 million to $36.3 million; the net loss per common share increased from $1.27 to $1.84 per share.

Liquidity and Capital Resources

    Cash flows provided by operating activities as reflected on the consolidated statements of cash flows included elsewhere herein declined by $10.2 million compared with the prior year primarily as a result of the increase in loss from operations adjusted for non-cash items and the decline in cash provided by changes in operating assets and liabilities. At October 31, 2001, the Company had current assets in excess of current liabilities of $160.3 million compared to $148.8 million at January 31, 2001, an increase of $11.5 million. Current assets increased by $21.8 million, primarily due to increases in cash of $19.5 million, inventories of $7.5 million and prepaid expenses and other current assets of $1.6 million, net of a decline in trade and other receivables of $6.8 million. The increase in cash is due to additional funds borrowed on the Company's Senior Credit Facility. The increase in inventories and the decline in receivables is due to primarily to lower than expected sales volumes.

    Long-term obligations (including current installments) increased from $438.3 million at January 31, 2001 to $449.1 million at October 31, 2001, an increase of $10.8 million due primarily to an increase in borrowings under the Company's Senior Credit Facility, partially offset by a reduction in the 10 3/4% Senior Subordinated Notes due to the Company's repurchase and retirement of $7.6 million principal amount of the notes during the nine months ended October 31, 2001. At October 31, 2001, the Company's Senior Credit Facility consists of a term loan arrangement with balances totaling $79.2 million and $27.8 million drawn under the revolving credit portion of the facility. At October 31, 2001, the Company had approximately $4.5 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $35.5 million. In order to provide additional liquidity to the Company in the aftermath of the events of September 11, the Company borrowed substantially all remaining availability under the Senior Credit Facility during November 2001.

    The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2002 operations, scheduled payments of principal and interest on indebtedness, income taxes and capital expenditures. The Company's principal sources of liquidity are cash flows from operating activities and borrowings under the Senior Credit Facility. The Company is in compliance with the covenant requirements of the Senior Credit Facility; however, due to the decline in sales volumes and operating income subsequent to the events of September 11, the Company believes it may not be in compliance with certain financial covenant requirements as of January 31, 2002. Management of the Company has discussed this impending non-compliance with the Company's lenders and is attempting to obtain a waiver of non-compliance; however, there can be no assurance that a waiver will be obtained. If the Company is not in compliance with these financial covenants and is unable to obtain a waiver from its lenders, it will be in default under the terms of the Senior Credit Facility. If a default under the Senior Credit Facility were to occur, the terms of the agreement would give the lenders the right to accelerate repayment of the facility and foreclose on their security interest in collateral for the facility. The adverse effects of an acceleration of amounts due under the Senior Credit Facility would include, but not be limited to, acceleration of amounts due under the Senior Subordinated Notes.

    The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. To the extent the Company maintains foreign currency denominated debt balances in respect to its foreign operations, the Company's exposure to foreign currency changes is reduced. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations from the euro or other currencies through foreign currency forward exchange contracts, options or other instruments which may be available to reduce economic exposure to currency fluctuations. As of October 31, 2001, the Company has not entered into any forward exchange contracts to protect earnings from its European operations from currency exposure in fiscal 2003. Geographic concentrations of credit risk with respect to trade receivables are not considered significant as a result of the diverse geographic areas covered by the Company's operations.

    The Company believes that disclosure of its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA in a different manner than the Company. EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, and amortization, and should not be considered in isolation to or as a substitute for other measures of performance. EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. EBITDA is not an accounting term and is not used in generally accepted accounting principles. EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, minority interest in earnings of subsidiaries and senior redeemable preferred stock dividends. The Company's EBITDA for nine months ended October 31, 2001 and 2000 and the three months ended October 31, 2001 and 2000 was $53.6 million, $66.2 million, $15.2 million and $23.2 million, respectively. However, these amounts include various items of income (expense), including gain (loss) on disposition of fixed assets, net, restructuring provisions and expenses and other items, net, which together aggregate $10.1 million and $0.4 million for the nine months ended October 31, 2001 and 2000, respectively, and $4.2 million and $0.3 million for the three months ended October 31, 2001 and 2000, respectively, which management believes should be added to (deducted from) the calculation of EBITDA. As adjusted for the aggregate of these items of other income (expense), EBITDA was $63.7 million and $66.6 million for the nine months ended October 31, 2001 and 2000 and $19.4 million and $23.5 million for the three months ended October 31, 2001 and 2000.

Appeal of Nasdaq Delisting Notice

    In the days following September 11, 2001, stock market values fell which caused the value of the Company's stock to fall as well. Consequently, the Company's market capitalization dropped below Nasdaq standards required for continued listing. The Company's market capitalization did not recover sufficiently during the 30-day grace period granted by Nasdaq. As allowed by Nasdaq rules, the Company has requested a hearing before a Nasdaq-convened Listing Qualifications Panel to seek more time to regain compliance with the Nasdaq Smallcap listing standards. Nasdaq has granted the requested hearing, which is scheduled to be held on December 20, 2001. Until the decision of the panel is issued, the delisting is stayed and the Company will continue trading on the Nasdaq Smallcap Market. If the Company is not successful in its request for additional time to regain compliance with the Nasdaq Smallcap listing standards, trading of the Company's common stock will move to the OTC Bulletin Board.

Effect of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The non-amortization and amortization provisions of SFAS No. 142 are effective for goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS No. 142 effective February 1, 2002. The Company expects the adoption of these accounting standards will result in a reduction of its amortization of goodwill commencing February 1, 2002, however, periodic impairment reviews required by SFAS No. 142 may result in future charges to earnings.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company does not expect the impact of adopting SFAS No. 143 to be significant.

    On October 3, 2001, the FASB issued SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company does not expect the impact of adopting SFAS No. 144 to be significant.

Forward Looking Statements

    Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. They can often be recognized by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause actual and future performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the impact of the September 11 events on economic, political and public safety conditions that impact consumer confidence and spending and the possibility of additional terrorist attacks or related events; general economic and business conditions, including foreign currency rate fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond its control. More information on the risks, uncertainties and other factors affecting Samsonite Corporation may be obtained from the Company's filings with the United States Securities and Exchange Commission. Forward-looking statements are believed to be accurate as of the date of this release, and the Company undertakes no obligation to update or revise said statements as a result of future events.

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

    At October 31, 2001, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $52.9 million compared to approximately $37.7 million at January 31, 2001.

    If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the nine month period ended October 31, 2001 would be approximately $4.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains.

    The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2001 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2001, the quoted market price of these notes was $78 per $100 of principal; at October 31, 2001, the quoted market price of these notes was $71 per $100 of principal.

    At October 31, 2001, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of $25.0 million, a pay rate of 6.06%, and a receive rate of 2.60%. The swap agreement dated December 13, 2000 has a two-year term and can be canceled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.

    At October 31, 2001, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $32.3 million at October 31, 2001), a pay rate of 5.01% and a receive rate of 4.36%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

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

SAMSONITE CORPORATION (Registrant)
		By:	/s/ RICHARD H. WILEY
			Name:	Richard H. Wiley
			Title:	Chief Financial Officer, Treasurer and Secretary
Date:	December 17, 2001

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Certificate of Ownership and Merger dated July 14, 1995.(2)
3.3	By-Laws of the Company.(1)
4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(3)
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
4.5
Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Samsonite Holdings, Inc., to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York.(4)
10.1	Employment agreement, dated as of June 15, 2001 between the Company and Thomas R. Sandler.
10.2	Employment agreement, dated as of June 15, 2001 between the Company and Richard H. Wiley.

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