Form 10-K
period 2002-01-31
SAMSONITE CORP/FL
filed 2002-04-26
CIK 914478

Use these links to rapidly review the document
INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-23214

SAMSONITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3511556
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
11200 East 45th Avenue Denver, Colorado (Address of principal executive offices)	80239 (Zip Code)

Registrant's telephone number, including area code: (303) 373-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of April 15, 2002, the registrant had outstanding 19,865,573 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on April 15, 2002, as reported on the OTC Bulletin Board was approximately $7.4 million. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Important Notice:

        This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" under Item 1.

PART I

ITEM 1. BUSINESS

General

        We are one of the world's most widely recognized designers, manufacturers and distributors of luggage and a growing distributor of related consumer products. We sell our products using a number of famous brand names, including Samsonite®, American Tourister®, Hedgren®, Lacoste®, and Trunk & Co®. With net sales of $736.3 million for our fiscal year ended January 31, 2002, we are one of the leaders in the global luggage industry.

        Our product lines include suitcases, garment bags, business cases, computer cases, casual bags and sports bags. We also manufacture and sell luggage, casual bags, clothing, shoes and accessories in the luxury segment of the market under the Samsonite® black label, Hedgren, Samsonite and Lacoste brands. In addition to utilization of our brands on products we manufacture and sell, we license our brand names to third parties for use on products that include travel accessories, leather goods, handbags, clothing and furniture.

        We design the majority of our products at our research, development and design centers in Europe and the United States. Our products are produced around the world at Samsonite-operated manufacturing facilities or by carefully selected third party suppliers. Our products are sold in more than 100 countries at numerous retail establishments including department stores, specialty stores, mass merchants and warehouse clubs. We also sell certain products through over 200 Samsonite-operated retail stores in the United States, Canada, Latin American, Asia and Europe. In addition, our products are available through our website and the websites of many of our customers.

        Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, and our telephone number is (303) 373-2000.

        The following discussion of the Company's business relates to the Company as a whole, except where discussion of a particular geographical business segment is useful to an understanding of the Company's business taken as a whole. Financial information by business segment can be found at Note 17 to the consolidated financial statements contained in this report.

        The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 2002" refers to the 12 months ended January 31, 2002.

Luggage Products Market

        The worldwide luggage market encompasses a wide range of products, product quality and prices. At one end of the market are high-quality, full-featured products that have prestigious brand names, higher prices and selective distribution. Beneath this "luxury" segment is a broad middle market segment in which products are differentiated by features, brand name and price. Within this market segment, sales are largest at mid and low product price levels. Product differentiation decreases and breadth of distribution increases at lower price levels. At the lower end of the luggage market, unbranded products with few differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price. We sell products in all three segments of the luggage market; however, our strategies focus on the middle and upper price segments.

Products

        We offer a broad range of products that includes softside, hardside and hybrid luggage, casual bags and backpacks, business and computer cases, high-end Samsonite black label clothing, shoes and accessories and other non-luggage products.

        The following table sets forth an estimate of the percentage of the Company's fiscal 2002 revenues from sales of luggage and travel-related products by product type:

Fiscal 2002 Sales Mix by Product Type

Product Type
Softside luggage	54%
Hardside and hybrid luggage	20%
Business and computer cases	9%
Casual bags and backpacks	8%
Black label footwear, clothing and accessories	4%
Other	5%

100%

        Below is our market positioning for each of our principal brands:

Brand Name	Market Positioning	U.S. Consumer	Europe Consumer
Samsonite black label	high-end luxury	very affluent	very affluent
Samsonite	high-quality, innovative	mid to upper income	affluent
Hedgren	lifestyle, innovative design	affluent	affluent
American Tourister	quality and value	middle income and value-conscious	middle income and value-conscious
Lacoste	sport luxury	affluent	affluent
Trunk & Co.	high-quality casual	youth	youth

        Softside Luggage.    More than 70% of the softside luggage we sell is made by independent suppliers located around the world. We produce the balance of our softside luggage and garment bags in our own facilities located in several countries. Our softside products are sold under all of our major brands.

        We sell numerous softside products with distinctive and proprietary features. These include the Ultravalet® garment bag that has a unique folding system and the EZ Big Whee1® system that allows very easy passage over carpets and rough surfaces.

        Hardside Luggage.    We manufacture most of our hardside suitcases in our own factories. Our hardside luggage is sold globally under the Samsonite brand. In the United States, Europe and Asia our hardside luggage is also sold under the American Tourister brand. In the United States, Europe and Asia, hardside products are offered in several lines under each brand such as the Samsonite F'Lite™ line in Europe. Each line includes a variety of sizes and styles to suit differing consumer needs.

        Our hardside suitcases have proprietary features including the patented Piggyback® system that incorporates a luggage cart, an extendable handle and a strap allowing additional bags to be attached and transported. Additionally, Oyster™, our leading hardside luggage product line, is protected by several patents.

        Hybrid Luggage.    We have introduced hybrid luggage products that combine some of the best features of both hardside and softside luggage into a single product. The first is Ziplite®, a hardside luggage taking the form of a sleek pod that zips shut, rather than latching shut, and is made of a thin, light-weight polymer which is laminated to an attractive textile using a patented process. The second is Carbon 2010 which is constructed with a bottom shell of light, rugged plastic that provides structure to the bag and helps protect the contents. The top half is a high quality DuPont® Cordura® Plus fabric with zippered pockets for easy access and organization and adjustable cinch straps for security and capacity control. These features have been incorporated into Silhouette 7, one of our top-selling product lines introduced in fiscal 2001.

        Casual Bags and Backpacks.    The casual and sport bag market includes backpacks, shoulder packs, "fanny" packs, unstructured bags, athletic bags, school bags, duffle bags, ladies handbags, other types of bags and containers for eyeglasses, pencils and pens. We entered this market in a modest way in the last several years with the Samsonite Sport® and Trunk & Co.® product lines. We have plans to expand our business in this important and growing market by increasing distribution of products under our licensed Hedgren, Hummer® and Lacoste brands. We believe that by offering consumers a number of product lines having varying styles and price points, we have the opportunity to capture a larger portion of this market.

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

        Premium Products.    Our Specialty Products Group designs, manufactures and sells high-end, luxury luggage, casual and sport bags, clothing, footwear and accessories under the brands Samsonite black label, Hedgren, Samsonite and Samsonite by Starck™. Each of our Samsonite black label, Hedgren and Samsonite by Starck premium product lines operate under the creative direction of its own internationally recognized designer.

        Licensed Products.    We license our luggage brand names and certain apparel brand names, which include McGregor®, Botany 500® and Bert Pulitzer®, to third parties for the sale of a variety of products. Our licensees are selected for competency in their product categories and usually sell parallel lines of products under other brand names. Our licensed products include leather business and computer cases, apparel, furniture, travel accessories, photo and audio storage gear, personal leather goods, ladies handbags, umbrellas, binoculars, pet carriers, auto accessories, cellular phone cases, school bags, sport rifle cases, sport gear bags, writing instruments, children's and organization/storage products.

        Product Development.    We devote significant resources to new product design and development. We start with market research to identify consumers' needs and style preferences. Once identified, we employ designers and development engineers and work with outside designers to develop new products that respond to those needs and style preferences. We attempt to differentiate ourselves from our competitors by offering products that are innovative and distinctive in style and functionality.

Distribution

        Our products are sold in more than 100 countries around the world from the retail locations of others, from our own stores and over the Internet at our Company website, www.samsonitecompanystores.com, and at the websites of a number of our customers.

        United States.    Our products are sold in the United States primarily through department stores, luggage specialty stores and national retailers. Discount channels, such as mass merchants, warehouse clubs and factory outlets, are increasingly important to the distribution of our products in the United States. Our direct sales force of approximately 30 professionals serves companies with retail outlets throughout the United States.

        We also operate 183 retail stores in the United States that distribute Samsonite and American Tourister products designed for these stores, as well as excess, discontinued and obsolete products. Our stores help us balance inventories and test market new products and designs. Our stores also sell a variety of travel related products.

        Europe.    Our Samsonite products in Europe are sold through traditional luggage and leather goods stores and department stores. We also sell our products through 31 Samsonite operated retail outlets and flagship stores located throughout Western and Central Europe. Our American Tourister brand has been introduced in Europe to balance our retail distribution in each of the primary retail channels and to establish a single pan-European brand name in the discount channel. Our direct sales and product demonstration force of approximately 130 persons serves companies with retail outlets throughout Europe.

        We sell our products in certain European markets, where we do not have a direct sales force, through distributors and agents located in over 20 countries. These distributors and agents, as well as those mentioned under "Elsewhere in the World" below, handle various non-luggage products in addition to our products. Distribution agreements generally provide for mutual exclusivity, whereby distributors do not handle competitors' luggage products and we do not deal with other distributors or agents in their territory.

        Elsewhere in the World.    In markets outside the United States, Western Europe, Central Europe and certain Asian countries, we sell our products directly, through agents and distributors, and under license. Products sold in these international markets are shipped from the United States, Mexico, Western Europe or Asia depending upon product type and availability. In some instances, we initially entered new markets through third party distributors and subsequently acquired these third party distributors as the markets have developed. We have long-standing licensing arrangements to sell our products in Japan, Australia and Canada. We have joint ventures in Singapore, South Korea and India, as well as wholly-owned distribution organizations in Hong Kong, Taiwan, Malaysia and China. We also have joint ventures in Argentina, Uruguay and Brazil to distribute Samsonite products in those countries as well as other major Latin American markets.

        In most of the Company's markets around the world, sales of the Company's products tend to be moderately seasonal, weighted toward the third and fourth quarter of each fiscal year when shopping for the holidays is at its peak.

Advertising

        We commit substantial resources to brand advertising programs that promote the features, durability and quality of our luggage and travel products under the marketing theme "Samsonite Worldproof®." For the last five fiscal years we have invested, on average, in excess of $45 million annually in global and national communications, co-op advertising programs and related public relations and promotional activities to support the sale of our branded products.

Manufacturing and Sourcing Products

        Our global product sourcing network consists of Samsonite-operated manufacturing facilities and various third party suppliers located principally in the Far East, Eastern Europe and the Dominican Republic. By operating our own facilities to produce hardside luggage and certain softside products, we are better able to control manufacturing quality and reduce costs associated with product delivery and manufacturing lead times. Our global sourcing network also enables us to source products from countries with lower production costs and favorable currency exchange rates. Samsonite-operated manufacturing facilities are located in Belgium, France, Hungary, Italy, the Slovak Republic, Mexico, India and China.

        In fiscal year 2002, less than 25% of our revenues from softside luggage, casual bag and business/computer case products were from products manufactured in our own facilities. We purchased the remainder of our softside products from third-party vendors in the Far East, Eastern Europe and the Dominican Republic. We select different third party vendors to take advantage of changes in manufacturing costs, payment terms and shipping costs. We do not rely on any single third party vendor whose loss would be material to us.

        We manufacture most of the hardside luggage and business case products that we sell. During fiscal 2002, our hardside production facilities were located in Oudenaarde, Belgium; Nashik, India; Hénin-Beaumont, France; Ningbo, China; and Mexico City, Mexico. In February 2001, the Company announced a restructuring of the U.S. business which included ceasing production of hardside luggage at the Denver, Colorado production facility on April 30, 2001 (see "Restructure of U.S. and European Operations").

        We maintain a quality control program for goods manufactured at our own plants and at third party vendor facilities. A prototype of each new product is put through a series of simulation and stress tests. In our manufacturing facilities and our Asian quality assurance office, we use quality control inspectors, engineers and lab technicians to perform inspection and laboratory testing on raw materials, parts and finished goods.

Restructure of U.S. and European Operations

        In February 2001, after approval by the Company's Board of Directors, the Company announced a plan to restructure the U.S. business during the fourth quarter of fiscal 2001. The restructuring included the discontinuation of manufacturing operations in Denver, Colorado, reorganization and streamlining of the U.S. sales and marketing workforce, consolidation of the Company's Tucson, Arizona manufacturing operations into the existing facility in Nogales, Mexico and the closure of some of the Company's U.S. retail stores. A restructuring provision of $1.6 million was recorded in fiscal 2001 in connection with the restructuring of the sales and marketing workforce, the consolidation of the Tucson and Nogales manufacturing operations and the closure of certain retail stores. The restructuring of the sales and marketing workforce and the consolidation of Tucson and Nogales was completed in the fourth quarter of fiscal 2001. The Company intends to lease the Company owned Tucson, Arizona manufacturing facility to a third party.

        The closure of the Denver manufacturing operation was announced and communicated to the affected employees in the first quarter of fiscal 2002 on February 22, 2001, and a restructuring provision of $3.7 million was recorded to cover employee termination and severance costs. In addition, other costs of $5.4 million and $0.1 million related to the restructuring which, under generally accepted accounting principles, could not be accrued as part of the restructuring provision but must be expensed as incurred, were included in cost of sales and in SG&A, respectively during fiscal 2002. The Company also made a preliminary decision to combine the space formerly dedicated to manufacturing with space in the same building already used as a warehouse. An expanded and improved warehouse distribution center in Denver would be capable of handling a larger percentage of the Company's warehousing needs in the United States. The Company is continuing to evaluate design, cost and financing alternatives for the warehouse project and expects to make a final decision on the project in fiscal 2003.

        In addition to the foregoing restructuring initiative, the Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002 to reduce operating costs in the Company's operations in Europe and softside manufacturing operations located in Nogales, Mexico.

        During the fourth quarter of fiscal 2002, the Company recorded a $5.0 million restructuring provision associated with the restructuring of the European operations which includes the elimination or downsizing of under-utilized hardside suitcase manufacturing facilities and labor forces. The provision relates primarily to termination and severance costs for the elimination of approximately 233 positions in the Company's manufacturing operations in Henin Beaumont, France; Tres Cantos, Spain; Torhout, Belgium; and Saltrio, Italy. Manufacturing in France will continue, although at a reduced level of output. Softside manufacturing operations in the Company's Szekszard, Hungary plant will be expanded as a result of the restructuring. The Torhout, Belgium manufacturing facility will be sold subsequent to its closure. Manufacturing in Italy will be closed down and the existing leased facility will continue to be used for other sales and distribution operations. The Company also expects to incur approximately $0.8 million of cost of sales and selling, general and administrative expenses related to the restructuring which, under generally accepted accounting principles, cannot be accrued as part of the restructuring plan but will be expensed as incurred. Annual operating cost savings from the fiscal 2002 European restructuring are expected to be approximately $1.9 million in fiscal 2003 and $2.3 million annually beginning in fiscal 2004. In addition, the Company will avoid approximately $1.4 million annually beginning in fiscal 2003 of unfavorable plant production variances due to a reduction in excess production capacity in its European operations.

        During the fourth quarter of fiscal 2002, the Company recorded a $2.9 million restructuring provision associated with the fiscal 2002 restructuring of softside manufacturing operations located in Nogales, Mexico. After the admission of China to the World Trade Organization, the Company determined it was more cost effective to purchase products previously manufactured in the Nogales, Mexico facility from Asian goods vendors. The restructuring includes discontinuing softside production in Nogales and vacating the leased manufacturing building. The provision relates to termination and severance costs for the elimination of approximately 534 positions in the Company's manufacturing operations in Nogales, and building lease termination costs for the softside plant in Nogales. In connection with these activities, during the fourth quarter of fiscal 2002, the Company recorded a $1.9 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production at the Nogales manufacturing facility. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' estimated fair values. The fair values of the assets were determined based on internally generated estimates of market value. The Company also expects to incur approximately $2.0 million of cost of sales and selling, general and administrative expenses related to the restructuring which, under generally accepted accounting principles, cannot be accrued as part of the restructuring plan but will be expensed as incurred in future accounting periods. The combined annual savings from the closure of the Denver manufacturing operation, the reduction in the U.S. sales and marketing workforce, the closure of certain U.S. retail store locations, and the discontinuance of softside manufacturing in Nogales, Mexico are expected to be approximately $13.2 million versus fiscal 2001 cost levels. These savings are comprised of a $3.7 million reduction in standard costs as a result of sourcing from contract suppliers primarily in the Far East versus manufacturing softside products in Nogales, $6.8 million from the reduction of period manufacturing costs, and $2.7 million from the sales and marketing and retail operations restructurings. The Company estimates that savings of approximately $5.5 million were achieved in fiscal 2002 versus fiscal 2001 as a result of the closure of the Denver manufacturing operations, the reduction of the U.S. sales and marketing workforce and the restructuring of U.S. retail operations.

Competition

        Competition in the worldwide luggage industry is very fragmented. In the United States, we compete based on brand name, consumer advertising, product innovation, product quality, product differentiation, customer service and price. In Europe, we compete based on our premium brand name, product design, product quality, access to established distribution channels, new product offerings and price.

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

Customers

        Our customers include specialty stores featuring luggage products, major department stores that carry luggage, retail chain stores, catalog showrooms, mass merchants, premium sales (sales direct to business), Internet retailers and discounters. We also sell certain products directly to consumers through Samsonite-operated retail stores in the United States and Europe and over the internet at our www.samsonitecompanystores.com website. We do not depend on any single customer for more than 5% of our consolidated revenues.

Trademarks and Patents

        Trademarks and patents are important to us. We are the registered owner of Samsonite, American Tourister and other trademarks. As of January 31, 2002, we had approximately 2,188 trademark registrations and 394 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. We also own approximately 133 United States patents and approximately 777 patents (i.e., patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 366 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. Our patents cover features popularized in our EZ CART®, Smart Pocket®, Easy Turn®, Piggyback®, Ultravalet® and Oyster luggage. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

Employees and Labor Relations

        At January 31, 2002, we had approximately 5,900 employees worldwide, with approximately 1,300 employees in the United States and approximately 4,600 employees in other countries. In the United States, approximately 100 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 2002. At January 31, 2002 we employed approximately 2,600 workers in our seven European manufacturing plants located in Belgium, France, the Slovak Republic, Spain, Italy and Hungary. In Europe, union membership varies from country to country and is not officially known to Samsonite. It is probable that most of our European workers are affiliated with a union. Most European union contracts have a one-year duration. We believe our employee and union relations are satisfactory.

Forward-Looking Statements

        Certain statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and other places in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can often be recognized by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause our actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the impact of the September 11, 2001 events on economic, political and public safety conditions that impact consumer confidence and spending and the possibility of additional terrorist attacks or related events; general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

        The forward-looking information referred to above includes, but is not limited to, estimated annual cost savings resulting from the restructuring activities described herein. In addition to the risks, uncertainties and other factors referred to above which may cause actual amounts to differ materially from estimated amounts, such estimates of annual cost savings are based on various factors and were derived utilizing numerous important assumptions, including (i) achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance cost levels, while maintaining work flow in the business areas affected, (ii) the successful consolidation of the Company's U.S. and European manufacturing operations into existing facilities and transitioning some of the manufacturing to outside vendors and (iii) subleasing or terminating leases or selling vacated facilities within anticipated time frames and at anticipated sublease rent levels or sales prices. In addition, unanticipated increases in labor and material costs could adversely affect the Company's projected cost savings. The failure of the Company's assumptions to be realized may cause the actual annual cost savings to differ materially from the estimates.

        We undertake no obligation to update or revise these forward-looking statements as conditions change.

ITEM 2. PROPERTIES

        The following table sets forth certain information relating to our principal properties and facilities. All of our manufacturing plants, in our opinion, have been adequately maintained and are in good operating condition. We believe that our existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle our sales volumes for the foreseeable future. The Company's headquarters in Denver share the same location as a distribution facility.

Location	Owned or Leased	Approximate Facility Size (thousands of sq. ft.)
Denver, CO	Owned/Leased	1,384
Nashik, India	Owned	745
Oudenaarde, Belgium	Owned	649
Ningbo, China	Owned	358
Mexico City, Mexico	Owned	278
Stratford, Canada	Owned	212
Henin-Beaumont, France	Owned	98
Szekszard, Hungary	Owned	81
Torhout, Belgium*	Owned	79
Samorin, Slovak Republic	Owned	67
Tres Cantos, Spain	Owned	37
Tucson, AZ.	Owned	32
Jacksonville, FL	Leased	528
Nogales, Mexico	Leased	275
Warren, RI	Leased	131
Saltrio, Italy	Leased	74
Hong Kong	Leased	28
Buenos Aires, Argentina	Leased	17
Singapore	Leased	13
Bandar Sunway, Malaysia	Leased	3

*
The Torhout, Belgium manufacturing facility will be sold subsequent to its closure as part of the fiscal 2002 restructuring.

        We also maintain numerous leased sales offices and retail outlets in the United States and abroad.

ITEM 3. LEGAL PROCEEDINGS

        Information regarding our legal proceedings is contained in Note 14 to our consolidated financial statements included elsewhere herein and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $.01 per share (the "Common Stock"), is presently traded by dealers using the OTC Bulletin Board under the symbol "SAMC.OB". The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 2001 and 2002 and through April 15, 2002 (as reported on the OTC Bulletin Board). The closing price of the Common Stock on the OTC Bulletin Board on April 15, 2002 was $0.95 per share.

Fiscal 2001	High	Low
Fiscal quarter ended:
April 30, 2000	5.88	4.88
July 31, 2000	5.19	3.88
October 31, 2000	4.44	2.38
January 31, 2001	3.88	1.00
Fiscal 2002
Fiscal quarter ended:
April 30, 2001	4.91	2.78
July 31, 2001	3.61	2.00
October 31, 2001	3.00	1.03
January 31, 2002	1.83	0.85
Fiscal 2003
February 1, 2002 through April 15, 2002	1.39	0.93

  As of April 15, 2002, the number of holders of record of our Common Stock was 196.

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

	Year Ended January 31,
	1998	1999	2000	2001	2002
	(In thouands, except per share amounts)
Statement of Operations Data
Net Sales	$736,875	697,421	767,685	783,898	736,274
Gross Profit	$312,526	284,297	325,360	324,152	292,683
Operating Income (Loss)	$69,302	8,174	57,856	50,802	21,204
Income (Loss) Before Extraordinary Items	$56,877	(82,318)	(3,067)	(8,452)	(34,598)
Net Income (Loss)	$40,699	(88,778)	(1,842)	(6,800)	(33,554)
Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount	$—	(15,632)	(28,796)	(32,854)	(37,505)
Net Income (Loss) to Common Stockholders	$40,699	(104,410)	(30,638)	(39,654)	(71,059)
Income (Loss) per Common Share—Basic:
Net Income (Loss) Before Extraordinary Item	$2.81	(6.79)	(2.63)	(2.09)	(3.64)
Net Income (Loss)	$2.01	(7.24)	(2.53)	(2.01)	(3.59)
Income (Loss) per Common Share—Assuming Dilution:
Net Income (Loss) Before Extraordinary Item	$2.70	(6.79)	(2.63)	(2.09)	(3.64)
Net Income (Loss)	$1.93	(7.24)	(2.53)	(2.01)	(3.59)
Balance Sheet Data (as of end of period)
Cash and Cash Equivalents	$3,134	41,932	16,705	18,760	69,390
Property, Plant and Equipment, Net	$142,351	149,641	141,254	129,802	113,317
Total Assets	$610,049	621,435	560,580	544,804	529,864
Long-Term Obligations (Including Current Installments)	$179,223	503,096	432,473	426,158	472,373
Senior Redeemable Preferred Stock	—	178,329	207,125	239,980	277,486
Stockholders' Equity (Deficit)	$208,886	(295,446)	(281,483)	(325,345)	(401,399)

Rights Offering

        On November 5, 1999, the Company completed a rights offering to its stockholders, under which the Company distributed, on a pro rata basis to all of its common stockholders of record as of September 30, 1999, transferable rights to purchase additional shares of common stock at $6.00 per share.

        The Company announced the rights offering for up to $75 million on April 7, 1999. Prior to April 7, 1999, Apollo Investment L.P. ("Apollo") beneficially owned approximately 34% of the Company's outstanding common stock, of which approximately one-half was held by Lion Advisors, L.P., an affiliate of Apollo, in a managed account under the terms of an investment management agreement with Artemis America Partnership ("Artemis"). (Artemis is an affiliate of Artemis SA. Artemis SA is the holding company of Francois Pinault, a French financier and the controlling shareholder of Pinault- Printemp-Redoute, a European specialist retailer.) At that time, Apollo agreed to make a bridge investment equal to the aggregate subscription price of rights distributable to them in the rights offering and to "backstop" the rights offering by purchasing a portion of the shares not subscribed for by other stockholders, up to a maximum potential total investment in connection with the rights offering of $37.5 million. Apollo made its bridge investment in April 1999 of $25.4 million by purchasing 1,000 shares of Series Z Convertible Preferred Stock ("Series Z Preferred Stock") which was convertible into common stock at the rate of $6.00 per common share for a total of 4,235,000 shares. Part of the proceeds from the bridge investment was used to pay the cash premium for an insurance policy covering various lawsuits filed between March 13, 1998 and March 9, 1999 against the Company, related parties and former directors, and to pay certain costs incurred to defend these lawsuits (see Note 15 to our consolidated financial statements included elsewhere herein). In consideration of Apollo's agreement to make a bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million.

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

        As a result of the rights offering, shareholders other than Apollo and Artemis exercised rights to purchase 846,858 shares of Samsonite's common stock for an aggregate of $5.1 million. Additionally, Apollo and Artemis made an investment totaling $24.6 million under the back-stop obligation by purchasing an additional aggregate of approximately 968 shares of Series Z Preferred Stock which was convertible into the Company's common stock at a rate of $6.00 per common share for a total of 4,098,333 shares. Total gross proceeds from the rights offering, including proceeds from the bridge investment and back-stop arrangement, were $55.1 million before expenses of the offering.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto commencing on page F-1. The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 2002" refers to the 12 months ended January 31, 2002. The Company's continuing operations consist of the manufacture and sale of luggage and luggage related products, licensing of the Company's brand names and beginning in fiscal 2000, the design and sale of apparel.

Results of Operations

September 11, 2001 Events

        On September 11, 2001, terrorists, through the use of hijacked airplanes, attacked the World Trade Center towers in New York City and the Pentagon in Washington D.C. (the "September 11 events"). Subsequent to the September 11 events, the United States and its allies commenced a war on terrorism throughout the world with its initial focus on Afghanistan. As a result, allied military forces invaded Afghanistan and commenced military action. These events negatively impacted economies in the United States and Europe. The travel industry and related businesses, including the sale of luggage products, were disproportionately negatively impacted by these economic conditions. In the days immediately following September 11, the Company experienced a decline in sales volumes from the prior year and normal operating levels and consumer purchases of luggage products at retail stores ("consumer sell-through") significantly declined. Sales recovered somewhat in the ensuing months through the end of fiscal 2002 but remained well below the prior year and management's prior expectations. For the quarter ended January 31, 2002, improvement in consumer sell-through was not accompanied by the normal pattern of an increase in wholesale customer reorders because wholesale customers reduced inventory levels to control inventory risk and protect financial liquidity. Sales of the Company's non-luggage products such as casual bags, business and computer cases were less dramatically effected by the September 11 events and reflect growth over the prior year. Management is unable to predict when the affected economies, the travel industry and the Company's operations will fully recover from the negative impacts of the September 11 events. The Company anticipates that sales compared to periods prior to September 11, 2001 will continue to show declines at least through the second quarter of fiscal 2003 which ends July 31, 2002. Future economic and social events could change the Company's recovery period expectations.

        The Company analyzes its net sales and operations by the following divisions: (i) "European" operations which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) the "Americas" operations which include wholesale and retail sales and distribution operations and corporate headquarters in the United States, and "Other Americas" operations which include operations in Canada and Latin America; (iii) "Asian" operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

Fiscal 2002 Compared to Fiscal 2001

        General.    Beginning with fiscal 2002, the functional currency for financial reporting purposes of the European operations is the euro. Prior to fiscal 2002, Europe's functional currency was the Belgian franc. Results of European operations were translated from euros to U.S. dollars in fiscal 2002 and the Belgian franc equivalent in fiscal 2001 at average rates of approximately .894 and .922 U.S. dollars to the euro, respectively. This decline in the value of the euro of approximately 3.0% resulted in declines in reported sales, cost of sales and other expenses in fiscal 2002 compared to fiscal 2001. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2002, the Company had a total of $2.4 million net realized and unrealized gains from such instruments included in Other Income (Expense)—Net. Realized gains on contracts closed during fiscal 2002 were $2.3 million. During fiscal 2001, the Company had net gains from such instruments of $5.9 million. Realized gains on contracts closed during fiscal 2001 were $5.5 million. The Company estimates the negative impact on Operating Income from the year-to-year strengthening of the U.S. dollar versus the euro from the prior year to be approximately $1.0 million in fiscal 2002 which was offset by gains realized on forward foreign exchange contracts which are included in Other Income. Declining European currencies have an adverse effect on the Company's reported sales and can have an adverse effect on Operating Income; the Company may not be able to offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

        Net Sales.    Consolidated net sales decreased from $783.9 million in fiscal 2001 to $736.3 million in fiscal 2002, a decline of $47.6 million, or 6.1% due to a significant decline in sales during the final five months of the fiscal year. Sales during the period August 31, 2001 through January 31, 2002 decreased $53.1 million from the same period in the prior year, a decline of 16.3%. In addition, fiscal 2002 sales were adversely affected by the decline in the value of the euro compared to the U.S. dollar in fiscal 2001. Without the effect of the exchange rate difference, fiscal 2002 sales would have declined by $38.0 million or approximately 4.8%.

        On a U.S. dollar basis, sales from European operations declined from $313.4 million in fiscal 2001 to $299.1 million in fiscal 2002, a decline of $14.3 million, or 4.6%. Expressed in the local European currency (euros), fiscal 2002 sales declined by 1.5%, or the U.S. constant dollar equivalent of $4.6 million, from fiscal 2001. Local currency sales of softside products declined approximately 1% from the prior year while hardside product sales declined approximately 9%. Local currency sales of Samsonite black label products (clothing, footwear and accessories) declined approximately 2% to $23.9 million. Partially offsetting these declines was a 72% increase in local currency sales from casual bag products and a 52% increase in sales from expanding European retail operations. The decline in European sales volumes is due primarily to the effect of the September 11 events. Sales volumes in the four month period immediately following September 11 declined $11.1 million, or 10.6%, from the same period in the prior year. Sales volumes in Europe continued to be depressed through the end of fiscal 2002 but have slowly begun to recover since fiscal 2002 year end.

        Sales from the Americas operations declined from $400.1 million in fiscal 2001 to $353.8 million in fiscal 2002, a decline of $46.3 million or 11.6%. The decline was due to a decline in U.S. Wholesale sales of $24.1 million, a decline in U.S. Retail sales of $19.5 million and a decline in Other Americas sales of $2.7 million. U.S. Wholesale sales declined from $210.3 million in the prior year to $186.2 million in fiscal 2002, a decline of 11.5%. The decline in U.S. Wholesale sales is due primarily to the impact of the September 11 events on travel, tourism and consumer spending in the U.S., lower sales to the traditional channel and the loss of $8.6 million in sales to a single customer in the catalog sales distribution channel which discontinued its luggage category. During the five month period ended January 31, 2002, U.S. Wholesale sales volume declined $26.1 million or 30.6% compared to the same period in the prior year. These declines were partially offset by higher sales to the warehouse club, mass merchant and office superstore distribution channels. Sales in the U.S. Retail division declined from $131.3 million in the prior year to $111.8 million in fiscal 2002. Comparable store sales in the U.S. Retail division declined by 11.5% from the same period in the prior year. The weakness in the outlet store distribution channel prior to September 11, 2001 was exacerbated by the effects of the September 11 events. During the period immediately following the September 11 events, U.S. Retail comparable store sales declined approximately 37% compared to the prior year. Although sales have begun to recover, they continue to be depressed compared to the period preceding September 11 and the prior year. In accordance with the Company's plan to reduce the number of retail stores, the Company closed a net 15 stores compared to the prior year which lowered sales by $8.7 million. The decline in sales of Other Americas from $58.5 million in the prior year to $55.9 million in fiscal 2002, or 4.4% is due to lower sales from all of the Other Americas countries. The steepest decline in sales came from Argentina due to the political and economic difficulties present in that country.

        Sales from Asian operations increased from $53.1 million in fiscal 2001 to $62.6 million in fiscal 2002, an increase of $9.5 million or 17.9%. Sales from Asian operations have benefitted from economic recovery in some parts of this region, the Company's strategy of building market share during the previous economic crisis and building the prestige of the Samsonite brand name in this region. The most significant increase in revenues from Asian operations was in Korea with a $4.3 million, or 25.2% increase in revenues from the prior year. In June 2000, the Company acquired from its joint venture partner, its 50% interest in Chia Tai Samsonite (H.K.) Ltd ("Chia Tai"), a joint venture formed to manufacture and distribute luggage in China. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. Since the acquisition, the financial statements of Chia Tai have been consolidated with the Company's. Revenues of Chia Tai totaling $9.4 million and $3.5 million are included in sales from Asian operations for fiscal 2002 and 2001, respectively. Despite the increase in revenues from Asian operations compared to the prior year, sales from the Asian operations were also unfavorably impacted by the September 11 events compared to pre-September 11 sales growth levels.

        Revenues from U.S. licensing increased $3.2 million, or approximately 32.9%, compared to revenues in the prior year. Samsonite and American Tourister label licensing revenues increased $2.6 million due to new license agreements signed in fiscal 2002 and strong sales of licensed Samsonite business cases. Global Licensing revenues increased $0.6 million due to the sale of McGregor trademark registrations, primarily in China.

        Gross Profit.    Consolidated gross profit for fiscal 2002 of $292.7 million declined from fiscal 2001 by $31.5 million. Gross profit as a percentage of sales ("gross profit margin") declined by 1.6 percentage points, from 41.4% in fiscal 2001 to 39.8% in fiscal 2002.

        Gross profit margins from European operations declined by 1.6 percentage points, from 41.5% in fiscal 2001 to 39.9% in fiscal 2002. The decline in European gross profit margins is due primarily to a decline in sales of hardside luggage in favor of softside luggage having a generally lower gross profit margin and a decline in the gross profit margin of hardside sales due to introductions of new products with lower average gross profit margins. In addition, during the five month period ended January 31, 2002, the Company implemented strategies to lower working capital and manage liquidity levels. The results of these strategies caused the incurrence of unfavorable plant production variances and other expenses due to the temporary shutdown of certain manufacturing facilities and the slow down of production in other facilities. These declines were partially offset by higher gross profit margins on softside products and Hedgren products compared to the prior year.

        Gross profit margins for the Americas operations declined 3.3 percentage points from 38.7% in fiscal 2001 to 35.4% in fiscal 2002; adjusted for certain expenses incurred related to the U.S. restructuring recorded in cost of goods sold, gross profit margin was 36.9%. U.S. Wholesale gross profit margins declined from 31.3% in fiscal 2001 to 27.0% in fiscal 2002, or 29.9%, adjusted for certain expenses incurred related to the U.S. restructuring recorded in cost of goods sold. The decline in gross margin for U.S. Wholesale compared to the prior year is due primarily to higher sales of products which carry lower margins and an unexpected decline in sales and unfavorable plant production variances caused by the decline in demand relating to the events of September 11. Gross profit margins for U.S. Retail were 1.8 percentage points lower than the prior year at 49.2% due primarily to severe price competition. Gross profit margins in the Other Americas segment declined from 37.6% in fiscal 2001 to 35.5% in fiscal 2002 due to lower sales volumes.

        Gross margins for the Asian operations increased from 44.7% in the prior year to 45.5% in fiscal 2002 due to higher sales volumes of products with lower product costs.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A declined by $10.8 million from fiscal 2001 to fiscal 2002. The decline in SG&A is due to lower costs associated with the Americas operations, primarily U.S. Wholesale, in an effort to reduce costs in light of market conditions existing after September 11, 2001. As a percent of sales, SG&A was 33.9% in fiscal 2002 and 33.3% in fiscal 2001.

        SG&A for European operations increased by $1.3 million from fiscal 2001 to fiscal 2002. The exchange rate difference caused SG&A to decline by $2.8 million. Excluding the effect of exchange rate changes, Europe's SG&A increased by $4.1 million, or 4.7% in local currency due to additional costs to support new product lines and expanding retail operations. As a percent of sales, Europe's SG&A was 29.2% in 2002, or 1.7 percentage points higher than the prior year.

        SG&A for the Americas operations, including worldwide corporate headquarters, declined by $14.1 million in fiscal 2002 compared to fiscal 2001. SG&A related to Corporate and U.S. Wholesale operations, combined, declined by $10.3 million, from $76.7 million in fiscal 2001 to $66.4 million in fiscal 2002. This decline is due primarily to lower selling, warehousing, national advertising and dealer advertising costs. SG&A related to U.S. retail operations declined by $4.6 million due primarily to fewer stores open during fiscal 2002 compared to fiscal 2001 and implementation of expense reduction programs. SG&A for Other Americas operations increased by $0.8 million due to a full year of costs for the retail operations which were acquired in the third quarter of fiscal 2001.

        SG&A for Asian operations increased by $1.8 million from fiscal 2001. The increase was primarily to support increased sales levels in fiscal 2002. As a percent of sales, Asia's SG&A was 27.9% in fiscal 2002 compared to 29.7% in fiscal 2001.

        Licensing SG&A increased by $0.2 million compared to the prior year.

        Amortization and Impairment of Intangible Assets.    Amortization of intangible assets increased from $4.7 million in fiscal 2001 to $8.0 million in fiscal 2002. The increase in amortization expense is due to a $3.3 million charge recorded for the impairment of goodwill associated with the Company's operations in South America. During the fourth quarter of fiscal 2002 the Company wrote-off the remaining unamortized balance of goodwill recorded in connection with the acquisition of two distributorships in Argentina and Uruguay and the eight-store retail chain in Argentina. Due to the political unrest and the severe economic decline in Argentina, it was determined that the entire amount of such goodwill had been impaired.

        Asset Impairment and Provision for Restructuring Operations.    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores, and reorganization and streamlining of the U.S. sales and marketing workforce. The Company reached a preliminary decision to convert its vacated Denver manufacturing facility to a distribution warehouse. The Company is continuing to evaluate design, cost and financing alternatives for the warehouse conversion and expects to make a decision on the project in fiscal 2003. The Company intends to lease the Company-owned Tucson, Arizona manufacturing facility to a third party.

        The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. A restructuring provision of $3.7 million was recorded in fiscal 2002 in connection with the closure of the Denver plant. The provision relates to termination and severance costs for the affected employees at the Denver plant. In addition, other costs of $5.4 million and $0.1 million related to the restructuring which, under GAAP, cannot be accrued as part of the restructuring provision but must be expensed as incurred, were included in cost of sales and in SG&A, respectively. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001.

        The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002 related to operating cost reduction initiatives implemented in the Company's operations in Europe and softside manufacturing operations located in Nogales, Mexico.

        During the fourth quarter of fiscal 2002, the Company recorded a $5.0 million restructuring provision associated with the restructuring of the European operations which includes the elimination or downsizing of underutilized hardside suitcase manufacturing facilities and labor forces. The provision relates primarily to termination and severance costs for the elimination of approximately 233 positions in the Company's manufacturing operations in Henin Beaumont, France, Tres Cantos, Spain, Torhout, Belgium, and Saltrio, Italy. Manufacturing in France will continue, although at a reduced level of output. Softside manufacturing operations in the Company's Szekszard, Hungary plant will be expanded as a result of the restructuring. The Torhout, Belgium manufacturing facility will be sold subsequent to the restructuring. Manufacturing in Italy will be closed down and the existing leased facility will continue to be used for other sales and distribution activity. The Company also expects to incur approximately $0.8 million of cost of sales and selling, general and administrative expenses related to the restructuring which, under generally accepted accounting principles, cannot be accrued as part of the restructuring plan but will be expensed as incurred. Annual operating cost savings from the fiscal 2002 European restructuring are expected to be approximately $1.9 million in fiscal 2003 and $2.3 million annually beginning in fiscal 2004. In addition, the Company will avoid approximately $1.4 million annually beginning in fiscal 2003 of unfavorable plant production variances due to a reduction in excess production capacity in its European operations.

        During the fourth quarter of fiscal 2002, the Company recorded a $2.9 million restructuring provision associated with the fiscal 2002 restructuring of softside manufacturing operations located in Nogales, Mexico. After the admission of China to the World Trade Organization, the Company determined it was more cost effective to purchase products previously manufactured in the Nogales, Mexico facility from Asian goods vendors. The restructuring includes discontinuing softside production in Nogales and vacating the leased manufacturing building. The provision relates to termination and severance costs for the elimination of approximately 534 positions in the Company's manufacturing operations in Nogales, and building lease termination costs for the softside plant in Nogales. In connection with these activities, during the fourth quarter of fiscal 2002, the Company recorded a $1.9 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production at the Nogales manufacturing facility. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' estimated fair values. The fair values of the assets were determined based on internally generated estimates of market value. The Company also expects to incur approximately $2.0 million of cost of sales and selling, general and administrative expenses related to the restructuring which, under generally accepted accounting principles, cannot be accrued as part of the restructuring plan but will be expensed as incurred. The combined annual savings from the closure of the Denver manufacturing operation, the reduction in the U.S. sales and marketing workforce, the closure of certain U.S. retail store locations, and the discontinuance of softside manufacturing in Nogales, Mexico are expected to be approximately $13.2 million versus fiscal 2001 cost levels. These savings are comprised of a $3.7 million reduction in standard costs as a result of sourcing from contract suppliers primarily in the Far East versus manufacturing softside products in Nogales, $6.8 million from the reduction of period manufacturing costs, and $2.7 million from the sales and marketing and retail operations restructurings. The Company estimates that savings of approximately $5.5 million were achieved in fiscal 2002 versus fiscal 2001 as a result of the closure of the Denver manufacturing operations, the reduction of the U.S. sales and marketing workforce and the restructuring of U.S. retail operations.

        Operating Income.    Operating income declined from $50.8 million in fiscal 2001 to $21.2 million in fiscal 2002, a decline of $29.6 million. This is the net result of a decline in gross profit of $31.5 million, an increase in provision for restructuring operations of $10.0 million and an increase in amortization of intangible assets of $3.4 million, net of a decline in SG&A of $10.8 million and asset impairment expense of $4.5 million. Without the impacts of asset impairment expense, the restructuring provision and the goodwill write-off, operating earnings were $38.3 million in fiscal 2002.

        Interest Income.    Interest income which includes interest received from the temporary investment of excess cash balances, declined by $0.4 million compared to the prior year.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs declined from $49.8 million in fiscal 2001 to $49.0 million in fiscal 2002 representing a decline of 1.6%. The decline is due to lower average interest rates on debt balances outstanding during the year. Interest expense includes $2.0 million and $2.1 million in amortization of debt issuance costs in fiscal 2002 and 2001, respectively. As of January 31, 2002, over 65% of the Company's debt was in fixed rate instruments.

        Other Income (Expense)—Net.    See Note 15 to the consolidated financial statements included elsewhere herein for a comparative analysis of the components of Other Income (Expense)—Net.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the reduction in operating income from the strengthening of the U.S. dollar versus the euro from the prior year to be approximately $1.0 million and $6.8 million for fiscal 2002 and 2001, respectively. Other income, net for fiscal 2002 includes net realized and unrealized gains from forward exchange contracts of $2.4 million which are included in Other Income (Expense)—Net. Realized gains on contracts closed during fiscal 2002 were $2.3 million. In fiscal 2001, such gains were $5.9 million. Realized gains on contracts closed during fiscal 2001 were $5.5 million.

        Other income (expense)—net, declined by $5.2 million from income of $4.2 million in fiscal 2001 to expense of $1.0 million in fiscal 2002. The decline in income is due to lower realized and unrealized gains from forward exchange contracts of $3.5 million, an increase in bank loan amendment fees and charges of $1.1 million and a net change in other income and expense items of $0.6 million.

        Income Taxes.    Income tax expense declined from $12.3 million in fiscal 2001 to $6.9 million in fiscal 2002, a decline of $5.4 million. The reduction in income tax expense is due to lower foreign income taxes for the European operations due to lower taxable income from those operations. This reduction was partially offset by higher foreign income taxes for the Asian subsidiary which had higher pretax earnings compared to the prior year. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2002 and 2001 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes. See Note 11 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

        Extraordinary Gain.    During each of the fiscal years 2002 and 2001, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. The difference between the principal amount of the Notes and the amount at which they were repurchased by the Company in fiscal 2002 and 2001 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item. (See Note 8 to the consolidated financial statements included elsewhere herein.)

        Net Loss.    The Company had a net loss in fiscal 2002 of $33.6 million compared to a net loss in fiscal 2001 of $6.8 million. The $26.8 million increase in the net loss from the prior year is the result of the declines in operating income, interest income, other income, net, and extraordinary gain, offset by declines in interest expense, income tax expense and minority interest in earnings of subsidiaries.

        Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount.    This item represents the accrual of cumulative dividends on Senior Redeemable Senior Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $4.6 million in dividends versus the prior year is due to the compounding effects of the dividend rate on previously issued share dividends.

        Net Loss to Common Stockholders.    This amount represents net loss after dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $39.7 million to $71.1 million; the net loss per common share increased from $2.01 to $3.59 per share.

Fiscal 2001 Compared to Fiscal 2000

        General.    Results of European operations were translated from Belgian francs to U.S. dollars in fiscal 2001 and fiscal 2000 at average rates of approximately 43.74 and 37.90 francs to the dollar, respectively. The decline in the value of the Belgian franc of 13% resulted in decreases in European reported sales, cost of sales, selling, general and administrative expenses, and operating earnings in fiscal 2001 compared to fiscal 2000. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates for the Belgian franc and other foreign currencies. Such instruments are marked to market at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2001, the Company had net gains from such instruments of $5.9 million. Realized gains on contracts closed during fiscal 2001 were $5.5 million. During fiscal 2000, the Company had net gains included in Other Income (Expense)—Net from such instruments of $5.7 million. The Company estimates the negative impact on Operating Income from the year-to-year strengthening of the U.S. dollar versus the Belgian franc to be approximately $6.8 million in fiscal 2001 which was partially offset by gains realized on forward foreign exchange contracts which are included in Other Income. Declining European currencies have an adverse effect on the Company's reported sales and can have an adverse effect on Operating Income; the Company may not be able to offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

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

        On a U.S. dollar basis, sales from European operations decreased from $323.2 million in fiscal 2000 to $313.4 million in fiscal 2001, a decrease of $9.8 million, or 3.0%. Expressed in the local European currency (Belgian francs), fiscal 2001 sales increased by 11.9%, or the U.S. constant dollar equivalent of $38.5 million, from fiscal 2000; however, the local currency increase was partially offset by the adverse effect of a $48.3 million exchange rate difference. Softside product sales continue to make up an increasingly larger percentage of total luggage sales in European operations, comprising 54% of total sales from European operations in fiscal 2001. Contributing to the 18% local currency growth in revenues from softside products compared to the prior year was growth in sales of the existing Rhapsody, Promo, Base Hits and Streamline lines of products, and a 37% increase in sales of business and computer cases. Local currency sales of hardside luggage were approximately 5% lower compared to the prior year reflecting a shift in consumer demand towards softside products. Increases of $5.2 million and $3.9 million in apparel and footwear sales, respectively, contributed to the sales growth. Clothing and footwear sales were $8.9 million and $16.3 million, respectively, during fiscal 2001, compared to $3.7 million and $12.4 million during fiscal 2000, respectively.

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

        Sales from Asian operations increased from $35.4 million in fiscal 2000 to $53.1 million in fiscal 2001, an increase of $17.7 million or 50%. Sales in all Asian countries increased due to improved economies in the region and increased market share in certain countries. The most significant increase in revenues from Asian operations was in Korea with a $7.0 million or 68% increase in revenues from the prior year. In June 2000, the Company acquired from its joint venture partner, its 50% interest in Chia Tai Samsonite (H.K.) Ltd ("Chia Tai"), a joint venture formed to manufacture and distribute luggage in China. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. Since the acquisition, the financial statements of Chia Tai have been consolidated with the Company's. Revenues of Chia Tai totaling $3.5 million are included in sales from Asian operations for fiscal 2001.

        Revenues from U.S. licensing increased $1.8 million, or approximately 11.5%, compared to revenues in the prior year due to increases in Samsonite and American Tourister label licensing revenues of $1.5 million from the prior year and increases in revenues from non-luggage brands of $0.3 million.

        Gross Profit.    Consolidated gross profit for fiscal 2001 of $324.2 million decreased from fiscal 2000 by $1.2 million. Gross profit as a percentage of sales ("gross profit margin") decreased by 1.0 percentage point, from 42.4% in fiscal 2000 to 41.4% in fiscal 2001.

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

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A decreased by $1.1 million from fiscal 2000 to fiscal 2001. As a percent of sales, SG&A was 33.3% in fiscal 2001 and 34.1% in fiscal 2000.

        SG&A for European operations decreased by $2.7 million from fiscal 2000 to fiscal 2001. The exchange rate difference caused SG&A to decrease by $13.3 million. Excluding the effect of exchange rate changes, Europe's SG&A increased by $10.6 million, or 11.2% in local currency due to a 11.9% increase in sales volumes and additional costs to support new product lines and expanding retail operations. As a percent of sales, Europe's SG&A was 27.5% in 2001 which is unchanged from the prior year.

        SG&A for the Americas operations, including worldwide corporate headquarters, decreased by $3.3 million in fiscal 2001 compared to fiscal 2000. SG&A related to Corporate and U.S. Wholesale operations, combined, decreased by $7.3 million, from $84.0 million in fiscal 2000 to $76.7 million in fiscal 2001. This decrease is due primarily to an increase in pension income, lower compensation expense and lower warehousing, national advertising and general and administrative costs. SG&A related to U.S. retail operations increased by $0.3 million. As a percent of sales, U.S. Retail SG&A increased from 46.9% in fiscal 2000 to 47.6% in fiscal 2001 due primarily to increased transportation costs caused by higher fuel prices. SG&A for Other Americas operations increased by $3.7 million in support of higher sales volumes and due to expanded retail operations in Latin America.

        SG&A for Asian operations increased by $4.8 million from fiscal 2000. The increase was primarily to support increased sales levels in fiscal 2001. As a percent of sales, Asia's SG&A was 29.7% in fiscal 2001 compared to 30.7% in fiscal 2000.

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

        Asset Impairment and Provision for Restructuring Operations.    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico, the closure of the Denver manufacturing plant and some of the Company's U.S. retail stores, and reorganization and streamlining of the U.S. sales and marketing workforce. The Company intends to sell the Company owned Tucson, Arizona manufacturing facility and is exploring various alternative uses for the existing Denver plant facility once the restructuring is complete. In connection with these activities, during the fourth quarter of fiscal 2001, the Company recorded a $6.4 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production at the two manufacturing facilities and the carrying amount of furniture and fixtures at the U.S. retail stores which will be closed. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' estimated fair values. The fair values of the assets were determined based on internally generated estimates of market value.

        A restructuring provision of $1.6 million was recorded in the fourth quarter of fiscal 2001 in connection with the aforementioned restructuring initiatives. The provision relates to termination and severance costs for the elimination of approximately 22 positions in the Company's U.S. sales and marketing workforce, costs related to the consolidation of its Tucson, Arizona manufacturing operations into its existing facility in Nogales, Mexico, and lease termination costs for U.S. retail stores which will be closed. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001. In addition, other restructuring expenses included in cost of sales of $0.4 million were incurred related to the restructuring.

        The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001, subsequent to the Company's fiscal year-ended January 31, 2001. As a result, the Company was required by generally accepted accounting principles to record charges related to employee termination costs for the plant closure in fiscal 2002. The Company recorded a restructuring charge of approximately $3.7 million during the first quarter of fiscal 2002 which primarily relates to employee termination costs.

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

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs decreased from $52.3 million in fiscal 2000 to $49.8 million in fiscal 2001. The decrease was caused primarily by lower average debt balances in fiscal 2001 compared to the prior year. Interest expense includes $2.1 million in amortization of debt issuance costs in fiscal 2001 and 2000. As of January 31, 2001, over 75% of the Company's debt was in fixed rate instruments.

        Other Income (Expense)—Net.    See Note 15 to the consolidated financial statements included elsewhere herein for a comparative analysis of the components of Other Income (Expense)—Net.

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

        Included in Other Income (Expense)—Net, is equity in earnings of affiliates which improved from a loss of $0.7 million to earnings of $0.1 million due to an improvement in the results of operations from the China joint venture, Chia Tai. In June 2000, Chia Tai became a wholly-owned consolidated subsidiary. Other Income (Expense)—Net includes income of $3.5 million in fiscal 2000 resulting from the adjustment to an accrual for the settlement of a contingent liability with respect to interest which had been previously accrued on certain old notes. (See Note 14 to the consolidated financial statements included elsewhere herein.) Transactional exchange losses declined by $1.6 million compared to the prior year and other miscellaneous expenses declined by $1.5 million compared to the prior year.

        Income Taxes.    Income tax expense declined from $12.6 million in fiscal 2000 to $12.3 million in fiscal 2001. The reduction in income tax expense is due to lower foreign income taxes for the European operations due to lower taxable income and the exchange rate effect which lowered foreign taxes on European income by $1.1 million. This reduction was partially offset by higher foreign income taxes for the Asian and Latin American subsidiaries which had higher pretax earnings compared to the prior year. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2001 and 2000 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes. See Note 11 to the consolidated financial statements included elsewhere herein for further analysis of income tax expense.

        Extraordinary Gain (Loss).    During fiscal 2001, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. During fiscal 2000, the Company repurchased and retired $12.0 million principal amount of the notes. The difference between the principal amount of the Notes and the amount at which they were repurchased by the Company in fiscal 2001 and 2000 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item. (See Note 8 to the consolidated financial statements included elsewhere herein.)

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

Liquidity and Capital Resources

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities declined by $14.5 million in fiscal 2002 from fiscal 2001. Cash flows from net income, adjusted for nonoperating and noncash charges, declined by $20.5 million, primarily as a result of the increase in operating loss described above, while cash flow provided by changes in operating assets and liabilities increased by $6.0 million. At January 31, 2002, the Company had current assets in excess of current liabilities of $169.8 million compared to $148.8 million at January 31, 2001, an increase of $21.0 million. Current assets increased by $11.9 million due to an increase in cash of $50.6 million and an increase in prepaid expenses and other current assets of $1.1 million, offset by declines in receivables of $24.5 million, inventories of $15.1 million and deferred income taxes of $0.2 million. The increase in cash and decline in receivables and inventories is primarily a result of borrowings on the senior credit facility and other efforts to preserve liquidity in light of the September 11 events and subsequent decline in sales volumes.

        Cash flows used in investing activities declined from $20.3 million in fiscal 2001 to $9.0 million in fiscal 2002, a decline of $11.3 million. This was primarily caused by a decline in capital expenditures from $17.8 million in fiscal 2002 to $11.7 million in fiscal 2001 by the Company's wholly-owned subsidiaries. Capital expenditures in fiscal 2002 consist primarily of upgrades, replacements of machinery and equipment and machinery and equipment for new products at the Company's manufacturing and distribution facility in Belgium. Capital expenditures of a similar nature of $0.9 million in fiscal 2002 and $1.1 million in fiscal 2001 were incurred in less than 100% owned subsidiaries.

        Cash flows provided by (used in) financing activities increased from cash payments of $0.1 million in fiscal 2001 to cash borrowed of $48.3 million in fiscal 2002, an increase of $48.4 million. This was primarily caused by an increase in net borrowings on the senior credit facility of $47.0 million. To provide additional liquidity to the Company in the aftermath of the events of September 11, the Company borrowed substantially all remaining availability under the $70 million revolving credit line under its senior credit facility. In February 2002, the Company repaid substantially all the revolving credit borrowings.

        The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2002 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. The Company's principal sources of liquidity are cash flows from operating activities and borrowings under the senior credit facility. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements during the next 12 months. The Company's contractual obligations under its long-term debt, capital lease, operating leases, and redeemable preferred stock agreements are presented in Notes 8 and 9 to the accompanying consolidated financial statements.

        The Company's Board of Directors has determined not to declare the March 15, 2002 pay-in-kind dividend on the Company's redeemable preferred stock. Non-payment of the dividend does not constitute a default, has no current effect on the rights or obligations of the Company or the preferred stockholders and has no effect on the Company's consolidated financial condition or results of operations. In accordance with the terms of the preferred stock, the dividends will continue to accumulate and compound quarterly at the stated rate of 13 7/8% per annum and the accumulated dividends will be added to the liquidation preference of the preferred stock. The dividend was not declared due to legal requirements under Delaware law. Dividends on the redeemable preferred stock become payable in cash after June 15, 2003. If the Company does not declare and pay these cash dividends, the dividends will begin to accumulate at a rate of 15 7/8% per annum until such dividends are paid in full in cash; additionally, if the Company fails to declare and pay the cash dividends on any two dividend payment dates, the number of directors is required to be adjusted by the number necessary to permit the holders of the senior redeemable preferred stock, voting separately and as one class, to elect the lesser of two directors or that number of directors constituting at least 25% of the entire Board of Directors. The Company cannot provide assurance that it will declare or pay in-kind or cash dividends on the preferred stock in the future.

        As a result of the business downturn following the events of September 11, as of January 31, 2002 the Company fell out of compliance with certain financial covenants in the senior credit facility agreement. On February 13, 2002, the Company reached an agreement with the lenders under the senior credit facility to waive that noncompliance and the default and reestablish the ongoing financial covenants at levels the Company believes are appropriate to the current business environment. The Company expects that, under the amended financial covenants, it will have access to all facilities under the senior credit facility necessary for its normal operations for the next 12 months.

        As discussed in Note 8(a) to the accompanying consolidated financial statements, the revolving credit facility of $70 million and the European term loan facility ($31.9 million at January 31, 2002) portions of the senior credit facility mature on June 24, 2003. The U.S. term loan facility ($46.4 million at January 31, 2002) matures on June 24, 2005. Prior to June 24, 2003, the Company will need to extend or replace the current senior credit facility, which may require additional changes to the debt and equity capitalization of the Company. The Company has retained an investment banking firm to advise the Company on opportunities to improve its debt and capital structure.

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

        The Company believes that disclosure of its operating earnings before interest, taxes, depreciation and amortization, as further adjusted to exclude goodwill and asset impairment charges and restructuring charges and expenses plus currency hedge gains realized in cash ("Adjusted EBITDA"), provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA, or derivations thereof, in a different manner than the Company. Adjusted EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, amortization, and restructuring charges and expenses, and should not be considered in isolation to or as a substitute for other measures of performance. Adjusted EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, minority interest in earnings of subsidiaries, senior redeemable preferred stock dividends and certain items of other income and expense. Adjusted EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. Neither EBITDA nor Adjusted EBITDA is an accounting term and neither is used in generally accepted accounting principles. The following is a summary of the Company's calculation of Adjusted EBITDA for the years ended January 31, 2002, 2001 and 2000:

	Year ended January 31,
	2002	2001	2000
Operating income	$21,204	50,802	57,856
Depreciation expense	19,575	20,869	21,912
Amortization and impairment of intangible assets	8,036	4,656	5,712
Asset impairment and restructuring charges and expenses	19,050	8,354	—
Realized gains on foreign currency forward contracts	2,346	5,548	4,335
Other	40	51	1,523

Adjusted EBITDA	$70,251	90,280	91,338

Critical Accounting Policies

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and our significant accounting policies are summarized in Note 1 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

        The Company's accounting for inventory at the lower of cost or market value, accruals for allowances for doubtful accounts, impairment of long-lived assets and accruals for restructuring activities involve accounting policies which are most affected by management's judgment and the use of estimates.

        The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of such inventory and estimated market value based upon assumptions about future demand and market conditions for the products in our wholesale distribution channels and retail outlet stores. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        The Company maintains an allowance for doubtful accounts based on its historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to be provided for in future periods.

        The Company provides for restructuring activities and impairment of long-lived assets in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company's provisions for such items has historically been adequate; however, such provisions involve significant estimates of certain liabilities and of the market value of assets to be disposed of which can be affected by future events and market conditions.

Effect of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and specifies the criteria for recording intangible assets separate from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but instead will be reviewed annually (or more frequently as impairment indicators arise) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives. The non-amortization and amortization provisions of SFAS No. 142 are effective for goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS No. 142 effective February 1, 2002. The Company expects the adoption of these accounting standards will result in a reduction of its amortization of goodwill and other intangible assets commencing February 1, 2002; however, periodic impairment reviews required by SFAS No. 142 may result in future impairment charges to earnings. At January 31, 2002, the Company had $3.8 million in goodwill, net of amortization, recorded on its balance sheet and $84.1 million of intangible assets, net of amortization, which have an indefinite life under the provisions of SFAS 141.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. Subsequent changes to the liability are accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt SFAS No. 143 effective February 1, 2003 and does not expect the impact of adopting SFAS No. 143 to be significant.

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company will adopt SFAS No. 144 effective February 1, 2002 and does not expect the impact of adopting SFAS No. 144 to be significant.

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

Foreign Exchange Contracts

        The Company enters into forward foreign exchange and option contracts to reduce its economic exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations), intercompany royalty payments from foreign subsidiaries, and certain third party royalty payments receivable in Japanese yen. The Company's European subsidiary enters into forward exchange contracts primarily to reduce its economic exposure to purchases of goods from the Far East payable in U.S. dollars and certain other contracts to reduce its economic exposure to receipts payable in various European currencies.

        Contracts entered into to reduce the Company's exposure to translated earnings of foreign subsidiaries and intercompany royalties are marked to market at the end of each month and gains or losses are included in Other Income (Expense)—Net. Gains or losses on foreign exchange contracts entered into to reduce the Company's exposure to third party royalty payments, product purchases, and receipts are included in income or loss when the contracts are closed.

        At January 31, 2002, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $42.0 million with a weighted average maturity of 137 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the year ended January 31, 2002 would be approximately $2.9 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

Interest Rates

        At January 31, 2002, the Company had approximately $333.3 million of fixed rate long-term debt (including current maturities.) The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt (including current portion) at January 31, 2002 was $227.4 million, which was less than the carrying value by $105.9 million. Fair values were determined primarily from quoted market rates since almost all the fixed rate long-term debt at January 31, 2002 consists of the Company's outstanding publicly traded subordinated notes. A 1.0% decrease from prevailing interest rates at January 31, 2002, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $9.4 million.

        At January 31, 2002, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $30.9 million at January 31, 2002), a fixed pay rate of 5.01% and a receive rate, based on Euribor of 3.36%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months. At January 31, 2002, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.06%, and a receive rate of 1.90% based on Libor. The swap agreement dated December 13, 2000, expires December 13, 2002. The rate the Company receives reprices every three months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the 2002 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the 2002 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the 2002 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the 2002 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

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
Form 8-K dated January 18, 2002
Item 5. Other Events
Form 8-K dated February 14, 2002
Item 5. Other Events
Form 8-K dated March 22, 2002
Item 5. Other Events

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION
By:	/s/ LUC VAN NEVEL Chief Executive Officer, President and Director
Date: April 25, 2002

        Each person whose signature appears below constitutes and appoints Luc Van Nevel and Richard H. Wiley, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2002, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD H. WILEY Richard H. Wiley	Chief Financial Officer, Treasurer and Secretary	April 25, 2002
/s/ BERNARD ATTAL Bernard Attal	Director	April 15, 2002
/s/ LEON D. BLACK Leon D. Black	Director	April 22, 2002
/s/ EMMANUEL CUEFF Emmanuel Cueff	Director	April 15, 2002
/s/ ROBERT H. FALK Robert H. Falk	Director	April 22, 2002
/s/ MARK H. RACHESKY Mark H. Rachesky	Director	April 12, 2002

/s/ ROBERT L. ROSEN Robert L. Rosen	Director	April 11, 2002
/s/ MARC J. ROWAN Marc J. Rowan	Director	April 22, 2002
/s/ STEPHEN J. SOLARZ Stephen J. Solarz	Director	April 10, 2002
/s/ JOHAN TACK Johan Tack	Director	April 11, 2002

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Denver, Colorado March 19, 2002

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2002 and 2001
(In thousands)

	January 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$69,390	18,760
Trade receivables, net of allowances for doubtful accounts of $6,211 and $6,087 (Note 8)	56,067	77,952
Notes and other receivables	8,088	10,747
Inventories (Notes 3 and 8)	149,204	164,347
Deferred income tax assets (Note 11)	3,296	3,541
Prepaid expenses and other current assets	16,970	15,811

Total current assets	303,015	291,158
Property, plant and equipment, net (Notes 4 and 8)	113,317	129,802
Intangible assets, less accumulated amortization of $63,703 and $56,863 (Notes 5 and 6)	99,741	106,815
Other assets and long-term receivables, net of allowance for doubtful accounts of $521	13,791	17,029

	$529,864	544,804

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt (Note 7)	$12,466	12,191
Current installments of long-term obligations (Note 8)	2,727	3,110
Accounts payable	41,995	54,878
Accrued interest expense	6,610	6,316
Accrued compensation and employee benefits	21,161	22,720
Other accrued expenses	48,302	43,108

Total current liabilities	133,261	142,323
Long-term obligations, less current installments (Notes 8 and 13)	469,646	423,048
Deferred income tax liabilities (Note 11)	12,571	15,197
Other non-current liabilities (Note 12)	28,666	38,286

Total liabilities	644,144	618,854

Minority interests in consolidated subsidiaries	9,633	11,315
Senior redeemable preferred stock (aggregate liquidation preference of $286,115 and $249,634, net of discount and issuance costs of $8,629 and $9,654) (Note 9)	277,486	239,980
Stockholders' equity (deficit) (Notes 8, 9, 10 and 18):
Preferred stock	—	—
Common stock	303	303
Additional paid-in capital	490,283	490,127
Accumulated deficit	(440,932)	(369,873)
Accumulated other comprehensive loss	(31,053)	(25,902)

	18,601	94,655
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(401,399)	(325,345)

Commitments and contingencies (Notes 8, 9, 10, 11, 12 and 14)
	$529,864	544,804

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended January 31,
	2002	2001	2000
Net sales	$736,274	783,898	767,685
Cost of goods sold	443,591	459,746	442,325

Gross profit	292,683	324,152	325,360
Selling, general and administrative expenses	249,893	260,690	261,792
Amortization and impairment of intangible assets (Note 2)	8,036	4,656	5,712
Asset impairment charge (Note 2)	1,933	6,400	—
Provision for restructuring operations (Note 2)	11,617	1,604	—

Operating income	21,204	50,802	57,856
Other income (expense):
Interest income	875	1,287	2,022
Interest expense and amortization of debt issue costs and premium	(48,974)	(49,779)	(52,293)
Other income (expense)—net (Notes 14 and 15)	(1,011)	4,237	3,671

Income (loss) before income taxes, minority interest, and extraordinary item	(27,906)	6,547	11,256
Income tax expense (Note 11)	(6,886)	(12,350)	(12,576)
Minority interest in earnings of subsidiaries	194	(2,649)	(1,747)

Loss before extraordinary item	(34,598)	(8,452)	(3,067)
Extraordinary item—gain on extinguishment of debt, (Note 8)	1,044	1,652	1,225

Net loss	(33,554)	(6,800)	(1,842)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount (Note 9)	(37,505)	(32,854)	(28,796)

Net loss to common stockholders	$(71,059)	(39,654)	(30,638)

Income (loss) per common share-basic and diluted:
Loss before extraordinary item	$(3.64)	(2.09)	(2.63)
Extraordinary item	0.05	0.08	0.10

Net loss per share	$(3.59)	(2.01)	(2.53)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Preferred stock(1)	Common stock(2)	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Comprehensive loss	Treasury stock
Balance, February 1, 1999	$—	210	436,351	(12,426)	(299,581)		(420,000)
Net loss	—	—	—	—	(1,842)	(1,842)	—
Foreign currency translation adjustment	—	—	—	(9,103)	—	(9,103)	—

Comprehensive loss						$(10,945)

Issuance of 23,222 shares to directors for services (Note 10)	—		139	—	—		—
Issuance of 15,220 shares for exercise of employee stock options (Note 10)	—	—	38	—	—		—
Compensation expense accrued for stock bonus awards	—	—	138	—	—		—
Compensation expense for stock options (Note 10)	—	—	662	—	—		—
Issuance of 1,968 shares of Series Z Preferred Stock, net of offering costs of $1,000 (Note 18)	49,000	—	—	—	—		—
Issuance of 846,858 shares of common stock and conversion of 1,968 shares of Series Z Preferred Stock to 8,333,333 shares of common stock in connection with rights offering, net of offering costs of $1,355 (Note 18)	(49,000)	92	52,635	—	—		—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 9)	—	—	—	—	(28,796)		—

Balance, January 31, 2000	—	302	489,963	(21,529)	(330,219)		(420,000)

Net loss	—	—	—	—	(6,800)	(6,800)	—
Foreign currency translation adjustment	—	—	—	(4,373)	—	(4,373)	—

Comprehensive loss						$(11,173)

Issuance of 44,033 shares to directors for services (Note 10)	—	1	187	—	—		—
Issuance of 12,008 shares for exercise of employee stock options (Note 10)	—	—	30	—	—		—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 9)	—	—	—	—	(32,854)		—
Other	—	—	(53)	—	—		—

Balance, January 31, 2001	$—	303	490,127	(25,902)	(369,873)		(420,000)

Net loss	—	—	—	—	(33,554)	(33,554)	—
Cumulative effect of accounting change (net of income tax effect of $31)	—	—	—	(18)	—	(18)	—
Net unrealized gain on cash flow hedges (Net of income tax effect of $271)	—	—	—	617	—	617	—
Reclassification of net gains to net income (net of income tax effect of $489)	—	—	—	(1,304)	—	(1,304)	—
Foreign currency translation adjustment	—	—	—	(4,446)	—	(4,446)	—

Comprehensive loss						$(38,705)

Issuance of 69,700 shares to directors for services (Note 10)	—	—	156	—	—		—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 9)	—	—	—	—	(37,505)		—
Other	—	—		—	—		—

Balance, January 31, 2002	$—	303	490,283	(31,053)	(440,932)		(420,000)

(1)
$.01 par value; 2,000,000 shares authorized; 281,131, 245,285 and 214,000 Senior Redeemable Preferred shares issued and outstanding at January 31, 2002, 2001 and 2000, respectively; no Series Z Preferred shares issued or outstanding at January 31, 2002.
(2)
$.01 par value; 60,000,000 shares authorized; 30,344,413, 30,274,713 and 30,218,672 shares issued at January 31, 2002, 2001 and 2000, respectively and 19,844,413, 19,774,713 and 19,718,672 outstanding at January 31, 2002, 2001 and 2000, respectively.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(33,554)	(6,800)	(1,842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Nonoperating loss (gain) items:
Gain on extinguishment of debt	(1,044)	(1,652)	(1,225)
Loss (gain) on disposition of assets held for sale and fixed assets, net	(633)	188	432
Depreciation and amortization of property, plant and equipment	19,575	20,869	21,912
Amortization of debt issue costs and premium	2,041	2,084	2,111
Amortization and impairment of intangible assets	8,036	4,656	5,712
Stock issued for services	156	188	277
Deferred income tax expense (benefit)	(1,304)	119	(27)
Pension plan gains, net	(5,048)	(5,916)	(1,824)
Asset impairment charge	1,933	6,400	—
Adjustment to accrual for resolution of claims with respect to old notes	—	—	(3,500)
Provision for doubtful accounts	1,494	2,069	2,031
Provision for restructuring operations	11,617	1,604	—
Changes in operating assets and liabilities:
Trade and other receivables	21,071	(3,514)	586
Inventories	12,152	9,365	15,798
Other current assets	(3,312)	(2,822)	(795)
Accounts payable and accrued liabilities	(20,819)	2,029	(20,812)
Other adjustments—net	387	(1,598)	1,071

Net cash provided by operating activities	12,748	27,269	19,905

Cash flows provided by (used in) investing activities:
Proceeds from sale of assets held for sale, property and equipment and other asset	4,202	1,106	678
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(11,672)	(17,759)	(22,749)
By less than 100% owned subsidiaries	(902)	(1,121)	(862)
Acquisition of foreign joint ventures and retail stores, net of cash acquired	—	(482)	(545)
Other	(656)	(2,061)	(2,818)

Net cash used in investing activities	(9,028)	(20,317)	(26,296)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of senior credit facility	53,698	6,685	(45,994)
Proceeds from long-term obligations—other	5,564	17,318	957
Payments of long-term obligations—other	(9,578)	(27,478)	(15,686)
Proceeds from (payments of) short-term debt-net	59	2,083	(1,301)
Proceeds from stock offering, net of offering costs	—	—	52,727
Other, net	(1,433)	1,281	985

Net cash provided by (used in) financing activities	48,310	(111)	(8,312)

Effect of exchange rate changes on cash and cash equivalents	(1,400)	(4,786)	(10,524)

Net increase (decrease) in cash and cash equivalents	50,630	2,055	(25,227)
Cash and cash equivalents, beginning of year	18,760	16,705	41,932

Cash and cash equivalents, end of year	$69,390	18,760	16,705

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$46,262	47,888	51,002

Cash paid during the year for income taxes, net	$10,742	9,131	14,084

Noncash transactions:
During the year ended January 31, 2000, accounts receivable were exchanged for equipment from the 50% owned China joint venture totaling $1,906.
Other noncash transactions are described in Notes 6, 9, 10, 11 and 14.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2002 and 2001

(1) Summary of Significant Accounting Policies

        (a)  General Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showroom and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company distributes fashion oriented clothing and footwear in Europe, Asia and the United States and operates a custom injection molding operation in Canada.

        (b)  Principles of Consolidation

        The consolidated financial statements include the financial statements of Samsonite Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's foreign subsidiaries generally have fiscal year ends of December 31.

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

        At January 31, 2000, the Company had an investment in Chia Tai Samsonite (H.K.) Ltd. ("Chia Tai"), a 50% owned joint venture formed to manufacture and distribute luggage in China. During fiscal 2001, the Company acquired from its joint venture partner, its 50% interest in Chia Tai. Upon the acquisition, the financial statements of Chia Tai are consolidated with the Company's (see Note 6).

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

        Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 50 years
Machinery, equipment and other	2 to 30 years

        (h)  Intangible Assets

        Intangible assets consist of tradenames, licenses, patents and other intangibles and are amortized on a straight-line basis over their estimated useful lives which are primarily as follows:

Tradenames	20 to 40 years
Licenses, patents and other	2 to 20 years

        The Company accounts for these intangible assets at the lower of amortized cost or fair value. On an ongoing basis, the Company reviews the valuation and amortization of intangible assets, taking into consideration any events or circumstances which may have diminished the recorded value. Effective February 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, beginning February 1, 2002 all goodwill and tradenames which are considered to have an indefinite life are no longer amortized; however, such assets will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

        Loss before extraordinary item per common share and net loss per common share for the years ended January 31, 2002, 2001 and 2000 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,809,121, 19,746,275 and 12,124,412, respectively. Basic earnings per common share and earnings per common share-assuming dilution are the same for the years ended January 31, 2002, 2001 and 2000 because the net loss from operations causes common stock equivalents to be antidilutive.

        There are options to purchase 2,170,010 shares outstanding at January 31, 2002.

        (k)  Derivative Financial Instruments

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

        The Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133 or under SFAS 52; consistent with GAAP and the Company's historical treatment, the Company records these instruments at fair market value and recognizes realized and unrealized gains and losses in Other Income—Expense—Net. See Note 15.

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At January 31, 2002, cash flow hedges for forecasted foreign currency transactions extend until January 2003. The estimated amount of net losses from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $527,000. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

        (l)    Foreign Exchange Risk and Financial Instruments

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

        With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company's customer base and geographic areas covered by the Company's operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 2002, approximately $10,399,000 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

        (m)  Accounting for Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets, and certain identifiable intangible assets, used in operations when indicators of impairment are present and the undiscounted future cash flows (without interest charges) estimated to be generated by such assets are less than the assets' carrying amount. Impairment is measured by the excess of the assets' carrying amount over fair value, less costs to sell. SFAS 121 also requires that long-lived assets and certain identifiable intangibles that are expected to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell.

        During the fourth quarter of fiscal 2002, the Company wrote-off the remaining unamortized balance of goodwill recorded in connection with the acquisition of two distributorships in Argentina and Uruguay and the eight-store retail chain in Argentina totaling $3.3 million. Due to the political unrest and severe economic decline in Argentina, it was determined that the entire unamortized balance of such goodwill had been permanently impaired.

        (n)  Revenue Recognition

        Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for markdown allowances, returns and discounts at the time product sales are recognized. Revenues from retail sales are recognized at the point-of-sale to consumers.

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $21,362,000, $17,693,000 and $16,707,000, for the years ended January 31, 2002, 2001, and 2000, respectively.

        (o)  Stock Based Compensation

        The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25") and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB 25 issued in March 2000, in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net income and earnings per common share, as calculated under the provisions of SFAS 123, is disclosed in Note 10.

        (p)  Advertising Expense

        External costs incurred in producing media advertising are expensed in the year incurred. Cooperative advertising costs associated with customer support programs are accrued when the related revenues are recognized. Advertising expense was approximately $38,800,000, $46,100,000 and $50,200,000, during the years ended January 31, 2002, 2001 and 2000, respectively.

        (q)  Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2002 presentation.

(2) Asset Impairment and Provision for Restructuring Operations

  Fiscal 2001

        The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2001 affecting the U.S. Wholesale and Retail operations. The restructuring includes the consolidation of the Company's Tucson, Arizona manufacturing facility with an existing facility in Nogales, Mexico and the closure of the Denver manufacturing operations and some of the Company's U.S. retail stores and the streamlining of the Company's U.S. sales and marketing organization. In connection with these activities, during the fourth quarter of fiscal 2001, the Company recorded a $6.4 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production at the two manufacturing facilities and the carrying amount of leasehold improvements, furniture and fixtures at the U.S. retail stores which will be closed. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' estimated fair values less costs to sell. The fair values of the assets were determined based on an estimate of market value prepared by management of the Company.

        A restructuring provision of $1.6 million was recorded in the fourth quarter of fiscal 2001 in connection with the aforementioned restructuring initiatives. The provision relates to termination and severance costs for the elimination of approximately 22 positions in the Company's U.S. sales and marketing workforce, costs related to the consolidation of its Tucson, Arizona manufacturing operations into its existing facility in Nogales, Mexico, and lease termination costs for U.S. retail stores which will be closed. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001. Through January 31, 2002, approximately $1.4 million has been charged against this accrual for restructuring expenses.

  Fiscal 2002

        The closure of the Denver manufacturing plant was announced and communicated to the affected employees on February 22, 2001. As a result, the Company recorded a provision for restructuring operations of $3.7 million during the first quarter of fiscal 2002 which primarily related to employee termination costs. Through January 31, 2002, approximately $3.3 million has been charged against this accrual for such restructuring expenses.

        During the fourth quarter of fiscal 2002, the Company recorded a $5.0 million restructuring provision associated with the restructuring of the European operations which includes the elimination or downsizing of underutilized hardside suitcase manufacturing facilities and labor forces. The provision relates primarily to termination and severance costs for the elimination of approximately 233 positions in the Company's manufacturing operations in Henin Beaumont, France, Tres Cantos, Spain, Torhout, Belgium, and Saltrio, Italy. Manufacturing in France will continue, although at a reduced level of output. Softside manufacturing operations in the Company's Szekszard, Hungary plant will be expanded as a result of the restructuring. The Torhout, Belgium manufacturing facility will be sold subsequent to its closure. Manufacturing in Italy will be closed down and the existing leased facility will continue to be used for sales and distribution operations.

        During the fourth quarter of fiscal 2002, the Company recorded a $2.9 million restructuring provision associated with the fiscal 2002 restructuring of softside manufacturing operations located in Nogales, Mexico after the admission of China to the World Trade Organization. The Company determined it was more cost effective to purchase products previously manufactured in the Nogales, Mexico facility from Asian finished goods vendors. The restructuring includes discontinuing softside production in Nogales and vacating the leased manufacturing building. The provision relates to termination and severance costs for the elimination of approximately 534 positions in the Company's manufacturing operations in Nogales, and building lease termination costs for the softside plant in Nogales. In connection with these activities, during the fourth quarter of fiscal 2002, the Company recorded a $1.9 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production at the Nogales manufacturing facility. Impairment losses were calculated based on the excess of the carrying amount of the assets over the assets' estimated fair values. The fair values of the assets were determined based on internally generated estimates of market value.

(3) Inventories

        Inventories consisted of the following:

	January 31,
	2002	2001
	(In thousands)
Raw materials and supplies	$24,815	38,426
Work in process	5,455	5,990
Finished goods	118,934	119,931

	$149,204	164,347

(4) Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	January 31,
	2002	2001
	(In thousands)
Land	$10,739	11,564
Buildings	68,644	72,406
Machinery, equipment and other	132,184	146,470

	211,567	230,440
Less accumulated depreciation and amortization	(98,250)	(100,638)

	$113,317	129,802

        Property, plant and equipment includes property and equipment under capital leases as follows:

	January 31,
	2002	2001
	(In thousands)
Buildings	$3,805	4,022
Machinery, equipment and other	2,807	3,903

	6,612	7,925
Less accumulated amortization	(2,904)	(3,021)

	$3,708	4,904

(5) Intangible Assets

        The following is a summary of intangible assets, net of accumulated amortization:

	January 31,
	2002	2001
	(In thousands)
Tradenames	$94,565	98,063
Licenses, patents and other	5,176	8,752

	$99,741	106,815

(6) Purchases of Interest in Joint Venture and Foreign Distributorships

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

        In June 2000, the Company, through its 51% owned Latin American joint venture, acquired an eight-store retail chain in Argentina for $1,680,000, including non-cash and minority interest consideration of $1,080,000, and recorded goodwill in connection with the purchase of $1,527,000.

(7) Short-term Debt

        As of January 31, 2002 and 2001, the Company had $12,466,000 and $12,191,000, respectively, of short-term debt outstanding under foreign lines of credit. As of January 31, 2002, the weighted average interest rate on foreign short-term borrowings was 11.2%. The European subsidiaries had unused available borrowings on foreign lines of credit and other foreign borrowing arrangements totaling approximately $56.7 million as of January 31, 2002, which are generally restricted for working capital purposes; however, the terms of the Company's senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such credit facilities. Other foreign subsidiaries had approximately $0.9 million available under bank credit lines at January 31, 2002.

(8) Long-term Obligations

        Long-term obligations represent long-term debt and capital lease obligations as follows:

	January 31,
	2002	2001
	(In thousands)
Senior Credit Facility(a)
Revolving Credit Facility	$61,264	7,336
Term Loan Facility	78,267	80,568
Senior Subordinated Notes(b)	322,861	330,450
Other obligations(c)	8,298	4,847
Capital lease obligations(d)	1,151	2,425
Series B Notes(e)	532	532

	472,373	426,158
Less current installments	(2,727)	(3,110)

	$469,646	423,048

        (a)  Senior Credit Facility

        On June 24, 1998, the Company entered into a senior credit facility (the "Senior Credit Facility"). As amended, the Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Revolving Credit Facility and the European Term Loan Facility mature on June 24, 2003. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and principal repayments in each of the sixth and seventh years of 47.5% of the original principal balance with the seventh payment due June 24, 2005. Borrowings under the Senior Credit Facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. In addition, the Company is required to pay a commitment fee of .50% to .625% (depending on the Company's financial performance) on the unused portion of the Revolving Credit Facility. As of January 31, 2002, the Company had $4.8 million in letters of credit outstanding under the Senior Credit Facility.

        The obligations under the Senior Credit Facility are secured by (i) property of Samsonite Corporation consisting of inventory, accounts receivable, personal property, selected real estate in Denver, Colorado, intellectual property and other intangibles and (ii) the pledge of stock or other ownership interest owned by Samsonite Corporation and its direct and indirect subsidiaries, as follows: 100% of the capital stock or other ownership interest in Samsonite Company Stores, Inc., C.V. Holdings, Inc., SC Denmark ApS, Samsonite Europe N.V. and McGregor II, LLC; 66% of the voting interest in SC International Holdings C.V.; and 66% of the voting stock in Samsonite Canada, Inc. and Samsonite Latinoamerica, S.A. de C.V.

        The Senior Credit Facility contains financial covenants which require the Company to maintain certain debt to earnings and interest coverage ratios and limitations on capital expenditures. The Senior Credit Facility also contains covenants that, among other things, limit the ability of the Company (subject to negotiated exceptions) to incur additional liens, incur additional indebtedness, make certain kinds of investments, prepay or purchase subordinate indebtedness and preferred stock, make distributions and dividend payments to its stockholders, engage in affiliate transactions, make certain asset dispositions, make acquisitions, and participate in certain mergers. For the period ended January 31, 2002, the Company obtained a waiver of non-compliance of the financial covenants from its lenders under the Senior Credit Facility.

        At January 31, 2002, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $30.9 million at January 31, 2002), a fixed pay rate of 5.01%, and a receive rate based on Euribor of 3.36%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months. At January 31, 2002, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.06% and a receive rate based on Libor of 1.90%. The swap agreement dated December 13, 2000 expires December 13, 2002. The rate the Company receives reprices every three months.

        (b)  Senior Subordinated Notes

        On June 24, 1998, the Company issued and sold $350,000,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008 (the "10 3/4% Notes").

        Interest on the 10 3/4% Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998. The 10 3/4% Notes mature on June 15, 2008 and are redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. The 10 3/4% Notes are redeemable at the option of holders thereof upon a change of control of the Company, as defined in the indenture, at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid interest thereon to the redemption date. During each of the fiscal years 2002, 2001and 2000, the Company purchased in the open market and retired $7.6 million, $7.6 million and $12.0 million, respectively, principal amount of the 10 3/4% Notes. The difference between the principal amount of the 10 3/4% Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item in the accompanying consolidated statement of operations for the years ended January 31, 2002, 2001 and 2000.

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

(8) Long-term Obligations (Continued)

        (c)  Other Obligations

        As of January 31, 2002, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2006.

        (d)  Leases and Debt Maturities

        Future minimum payments under noncancelable capital leases, which relate primarily to property and equipment, and noncancelable operating leases, primarily for retail floor space rental, at January 31, 2002 were as follows:

	Capital leases	Operating leases
	(In thousands)
Year ending January 31:
2003	$354	17,466
2004	409	12,854
2005	118	9,175
2006	118	5,294
2007	118	3,354
Thereafter	351	2,239

Total minimum lease payments	1,468	50,382

Less amount representing interest	(317)

Present value of net minimum capital lease payments	1,151
Less current installments of minimum capital lease payments	(261)

Long-term obligations under capital leases, excluding current installments	$890

        Rental expense under cancelable and noncancelable operating leases consisted of the following:

	Year ended January 31,
	2002	2001	2000
	(In thousands)
Minimum rentals	$19,798	20,940	22,614
Contingent rentals	731	1,033	1,281

	$20,529	21,973	23,895

        Aggregate maturities of long-term obligations at January 31, 2002 were as follows (in thousands):

Year ending January 31:
2003	$2,466
2004	107,161
2005	25,633
2006	12,525
2007	576
Thereafter	322,861

471,222
Obligations under capital leases	1,151

Total	$472,373

        (e)  Series B Notes

        Interest at 11 1/8% per annum on the Series B Notes is payable semiannually with principal due July 15, 2005.

(9) Senior Redeemable Preferred Stock

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

(10) Employee Stock Options and Awards

        At January 31, 2002, the Company has outstanding options under its fiscal years 1995 and 1999 Stock Option and Incentive Award Plan. As described in note 1(o), the Company applies APB 25 and the related interpretation in accounting for stock options and awards. Through January 31, 2002, all options have been granted at exercise prices equal to or above fair market value at the date of grant and under terms whereby the exercise price and number of options granted was fixed at the date of grant. Accordingly, no compensation cost has been recognized for stock options granted during the years ended January 31, 2002, 2001 and 2000. Compensation cost was recognized during the year ended January 31, 2000 under APB 25 for the adjustment of the option prices on certain options outstanding at the time of a recapitalization completed in fiscal 1999.

        Had the Company determined compensation cost for the stock options pursuant to the fair value based accounting method consistent with the provisions of SFAS 123, pro forma net loss per common share would have been as follows:

	Year ended January 31,
	2002	2001	2000
Net loss to common stockholders:
As reported	$(71,059)	(39,654)	(30,638)

Pro forma	$(69,275)	(41,251)	(31,003)

Net loss to common stockholders per share—basic and assuming dilution:
As reported	$(3.59)	(2.01)	(2.53)

Pro forma	$(3.50)	(2.09)	(2.56)

        Due to a change in the expected forfeiture rate of stock options, the Company reflected a credit in its pro forma compensation expense using the fair value method under SFAS 123 for the year ended January 31, 2002.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three years ended January 31, 2002: no dividend yield for any year; expected volatility of 44% for fiscal year 2002, 42% for fiscal year 2001 and 40% for fiscal year 2000; weighted-average risk-free interest rate of 4.3% for fiscal year 2002, 4.8% for fiscal year 2001 and 6.3% for fiscal year 2000; and weighted average expected lives of 4.3 years for fiscal years 2002, 2001 and 2000.

  Directors' Stock Plan

        In fiscal 1996, the Company adopted the Samsonite Corporation 1996 Directors' Stock Plan (the "Plan") and reserved 200,000 shares of its common stock for issuance under the Plan. Under the Plan, each non-employee director may elect to receive common stock for directors' fees valued at fair market value in lieu of cash. At January 31, 2002, 159,155, shares of common stock had been issued under the Plan. The Plan was to expire as of January 31, 2001. At the Company's fiscal 2002 annual shareholder meeting, the shareholders ratified earlier action taken by the Board of Directors extending the Plan indefinitely and increasing the number of shares reserved for issuance under the Plan from 200,000 to 400,000.

  1995 and 1999 Stock Option and Incentive Award Plans

        The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) ("the 1995 Plan") reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2002, all awards under the 1995 Plan were nonqualified stock options.

        On July 15, 1998, the Board of Directors of the Company adopted the FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan"), which was approved by the Company's stockholders on August 28, 1998. The 1999 Plan has 750,000 shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2002, all awards under the 1999 Plan were nonqualified stock options.

  Stock Option Summary

        A summary of stock option transactions follows:

	Year ended January 31,
	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,070,329	$6.64	2,282,365	$6.68	1,615,794	$7.39
Granted	290,500	$2.78	309,300	$5.48	798,500	$5.68
Exercised	—	—	(12,008)	$2.50	(15,220)	$2.50
Forfeited	(190,819)	$7.29	(509,328)	$6.21	(116,709)	$10.23

Outstanding at end of year	2,170,010	$6.07	2,070,329	$6.64	2,282,365	$6.68

Options exercisable at end of year	1,093,601	$7.02	988,724	$7.02	1,139,485	$6.52

Weighted-average fair value of options granted during the year	$1.14		$2.31		$2.38

        During February 2002, an additional 188,363 options expired unexercised.

        The following table summarizes information about stock options outstanding at January 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.50 to $6.25	1,550,664	6.8 years	$4.63	524,274	$4.15
$6.26 to $10.00	619,346	4.8 years	$9.65	569,327	$9.66

(11) Income Taxes

        Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
	(In thousands)
Year ended January 31, 2002:
U.S. federal	$—	—	—
Foreign	8,190	(1,304)	6,886
U.S. state and local	—	—	—

	$8,190	(1,304)	6,886

Year ended January 31, 2001:
U.S. federal	$—	—	—
Foreign	12,231	119	12,350
U.S. state and local	—	—	—

	$12,231	119	12,350

Year ended January 31, 2000:
U.S. federal	$—	—	—
Foreign	12,603	(27)	12,576
U.S. state and local	—	—	—

	$12,603	(27)	12,576

        Components of income (loss) from operations before income taxes, minority interest, and extraordinary item are as follows:

	Year ended January 31,
	2002	2001	2000
	(In thousands)
United States	$(39,892)	(26,373)	(20,060)
Other countries	11,986	32,920	31,316

Total	$(27,906)	6,547	11,256

        Income tax expense (benefit) attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2002, 2001 and 2000 as a result of the following:

	Year ended January 31,
	2002	2001	2000
	(In thousands)
Computed "expected" tax expense (benefit)	$(9,767)	2,292	3,940
Increase (decrease) in taxes resulting from:
Net impact of U.S. operating losses which do not provide benefit	13,594	9,230	7,021
Tax rate differential on foreign earnings	3,059	828	1,615

Income tax expense	$6,886	12,350	12,576

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability are presented below:

	January 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Accounts receivable valuation allowances	$3,463	3,104
Inventory costs capitalized for tax purposes	1,121	1,325
Other accruals and reserves accrued for financial reporting purposes	14,593	18,073
Post-retirement benefits accrued for financial reporting purposes	7,375	6,917
Foreign tax credit carryforwards	3,016	4,671
Net operating loss and minimum tax carryforwards	111,389	95,013

Total gross deferred tax assets	140,957	129,103
Less valuation allowance	(97,721)	(82,550)

Deferred tax assets, net of valuation allowance	43,236	46,553

Deferred tax liabilities:
Plant, equipment and intangibles, due to differences as a result of fresh start	36,273	39,242
Plant and equipment, due to differences in depreciation methods	8,802	6,479
Other accruals and reserves	7,436	12,488

Total gross deferred tax liabilities	52,511	58,209

Net deferred tax liability	$(9,275)	(11,656)

        The components of the net current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2002	2001
	(In thousands)
Net current deferred tax asset:
U.S. federal	$—	—
Foreign	3,296	3,541
U.S. state and local	—	—

	3,296	3,541

Net non-current deferred tax liability:
U.S. federal	—	—
Foreign	12,571	15,197
U.S. state and local	—	—

	12,571	15,197

Net deferred tax asset (liability)	$(9,275)	(11,656)

        The valuation allowance for deferred tax assets was increased from $82.5 million at January 31, 2001 to $97.7 million at January 31, 2002. The net change of $15.2 million was primarily the result of increases in federal, state and certain foreign net operating loss carryforwards. Management believes that the results of future operations and the reversal of deferred tax liabilities will generate sufficient future taxable income to realize the foreign deferred tax assets. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2002 and 2001 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization.

        At January 31, 2002, the Company has net operating loss carryforwards of approximately $267 million for federal income tax purposes, expiring at various dates through 2022. In 2000, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $9.2 million per year, as adjusted for unused yearly limitations.

        Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $93.9 million and $92.2 million as of January 31, 2002 and 2001, respectively.

        The Internal Revenue Service is currently reviewing the Company's fiscal 1999 and 2000 federal income tax returns.

(12) Pension and Other Employee Benefits

        The Company and certain subsidiaries have pension plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The following tables provide combined information relevant to the Company's pension and other employee benefit plans:

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2002	2001	2002	2001
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$197,834	191,855	14,180	12,927
Service cost	1,472	1,822	630	476
Interest cost	13,933	13,889	1,008	937
Plan participants' contributions	—	—	522	583
Amendments	—	—	—	(2,512)
Actuarial (gain)/loss	7,304	6,785	(931)	2,869
Benefits paid	(16,767)	(15,512)	(1,215)	(1,094)
Curtailments	(1,575)	—	75	—
Special termination benefits	1,155	—	—	—
Translation adjustment	(884)	(1,005)	(9)	(6)

Benefit obligations at end of year	202,472	197,834	14,260	14,180

Change in Plan Assets
Fair value of plan assets at beginning of year	225,972	245,059	—	—
Actual return on plan assets	(14,189)	(1,057)	—	—
Acquisition	2	24	—	—
Employer contribution	2,738	556	680	500
Plan participants' contributions	—	—	522	583
Translation adjustment	(610)	(94)	—	—
Benefits paid	(16,767)	(18,516)	(1,202)	(1,083)

Fair value of plan assets at end of year	197,146	225,972	—	—

Funded status	(5,326)	28,138	(14,260)	(14,180)
Unrecognized net obligation gain	121	120	—	—
Unrecognized net actuarial gain	(5,211)	(47,568)	(2,536)	(1,936)
Unrecognized prior service cost	2,317	4,204	(2,243)	(2,512)

Accrued benefit cost	$(8,099)	$(15,106)	(19,039)	(18,628)

Weighted Average Assumptions
Discount rate	7.00%	7.25%	7.00%	7.25%
Expected return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

        For post-retirement benefit measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2002. The rate was assumed to decrease gradually to 5.0% for fiscal 2007 and remain at that level thereafter.

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2002	2001	2002	2001
	(In thousands)
Components of Net Periodic Benefit Costs
Service cost	$1,472	1,822	630	476
Interest cost	13,933	13,889	1,008	937
Expected return on plan assets	(18,652)	(18,124)	—	—
Amortization of prior service cost	301	388	(270)	—
Recognized net actuarial gain	(1,734)	(4,764)	(188)	(318)
Recognized curtailment loss	—	—	(59)	—

Total net periodic benefit cost (income)	$(4,680)	(6,789)	1,121	1,095

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$212	(171)
Effect on post-retirement benefit obligation	$1,351	(1,126)

        For pension plans with accumulated obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $3,702,000, $4,303,000 and $1,198,000, respectively, as of January 31, 2002 and $40,973,000, $40,518,000 and $30,862,000, respectively, as of January 31, 2001. The reduction in these amounts from January 31, 2001 to January 31, 2002 was caused by the merger of two plans with accumulated benefits in excess of plan assets with a plan having assets greater than accumulated benefit obligations.

        Plan assets are primarily invested in equity securities and fixed income instruments.

        The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to continuing operations of these plans was $599,000, $726,000 and $783,000 for the years ended January 31, 2002, 2001 and 2000, respectively. The plans do not have significant liabilities other than benefit obligations.

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

  Senior Subordinated Notes

        The Company estimates that the fair value of the 10 3/4% Notes at January 31, 2002 approximates $219.5 million based on interdealer transactions which were priced at approximately $68.00 per $100.00 of principal.

  Senior Credit Facility and Other Long-term Obligations

        The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

  Foreign Currency Forward Delivery Contracts

        The fair value of foreign currency forward delivery contracts (see note 1(l)) is estimated by reference to market quotations received from banks. At January 31, 2002 and 2001, the contract value of foreign currency forward delivery agreements outstanding was approximately $42,037,000 and $51,561,000, respectively. The settlement value of these instruments at that date was approximately $41,462,000 and $50,516,000, respectively.

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

(14) Litigation, Commitments and Contingencies

  Litigation

        The Company is a party to legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

  Resolution of Claims with Respect to the Old Notes

        The Company's 1993 reorganization plan provided for payment in full of 100% of the allowed claim of the holders of certain old notes ("Old Notes") of the Company's predecessor, including approximately $16.4 million of interest on overdue installments of interest accruing prior to the commencement of the Company's bankruptcy case. Various parties have challenged the allowability of the claim on the basis that interest on overdue installments of interest is not permitted under applicable non-bankruptcy law. The Company provided for this contingent liability in its consolidated financial statements when it emerged from bankruptcy in the amount of $16.4 million.

        Prior to fiscal 1998, the Company settled certain of the claims on a favorable basis to the Company. However, as a result of a change in New York law in fiscal 1998, which adversely affected the Company's ability to favorably settle the remaining claims, the Company entered into an agreement to settle the remaining claims. The agreement was approved by the Bankruptcy Court in November 1999. In March 2000, the Company completed the distribution of funds under the settlement. Because funds distributed to settle the claims were less than the amount accrued at January 31, 2000, the Company recorded $3.5 million of other income during fiscal 2000.

  Union Agreements

        Union membership in the Company's European manufacturing plants varies from country to country and is not officially known. However, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, approximately 100 employees are unionized under a contract renewed every three years.

(15) Other Income (Expense), Net

        Other income (expense), net consisted of the following:

	Year ended January 31,
	2002	2001	2000
	(In thousands)
Net gain from foreign currency forward delivery contracts	$2,405	5,938	5,663
Gain (loss) on disposition of assets held for sale and fixed assets, net	633	(188)	(432)
Equity in income (loss) of unconsolidated affiliate (See Note 6)	—	51	(729)
Adjustment to accrual for resolution of claims with respect to old notes (see Note 14)	—	—	3,500
Bank loan amendment fees and expenses	(1,849)	(744)	(994)
Other, net	(2,200)	(820)	(3,337)

	$(1,011)	4,237	3,671

(16) Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information:

	Three months ended
	April 30, 2001	July 31, 2001	October 31, 2001	January 31, 2002
	(In thousands, except per share amounts)
Net sales	$192,090	199,888	190,868	153,428

Gross profit	$76,893	80,831	76,519	58,440

Operating income	$8,134	16,013	11,033	(13,976)

Income (loss) before extraordinary item	$(6,017)	2,095	(5,810)	(24,866)

Net income (loss)	$(4,973)	2,095	(5,810)	(24,866)

Net loss to common stockholders	$(13,888)	(7,121)	(15,336)	(34,714)

Loss per share attributable to common stockholders—basic and assuming dilution:
Loss before extraordinary item	$(0.75)	(0.36)	(0.77)	(1.75)

Net loss	$(0.70)	(0.36)	(0.77)	(1 .75)

	Three months ended
	April 30, 2000	July 31, 2000	October 31, 2000	January 31, 2001
	(In thousands, except per share amounts)
Net sales	$192,434	195,790	202,529	193,145

Gross profit	$79,879	81,336	82,957	79,980

Operating income	$12,149	16,168	15,594	6,891

Income (loss) before extraordinary item	$(2,268)	437	999	(7,620)

Net income (loss)	$(2,268)	437	999	(5,968)

Net loss to common stockholders	$(10,079)	(7,636)	(7,345)	(14,594)

Loss per share attributable to common stockholders—basic and assuming dilution:
Loss before extraordinary item	$(0.51)	(0.39)	(0.37)	(0.82)

Net loss	$(0.51)	(0.39)	(0.37)	(0.74)

(17) Information Concerning Business Segments

        The Company's continuing operations consist of the manufacture and distribution of luggage and other travel-related products, licensing of the Company's brand names, and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations, and "Other Americas" which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company, royalties from the Japanese luggage licensee and corporate overhead.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1) except as follows: because the operations of the U.S. Wholesale and Retail segments are closely related, certain intercompany expense allocations among the two segments are not representative of actual costs to operate the division and may not be consistent between years. Additionally, certain overhead expenses which benefit the U.S. Wholesale and Retail segments are included in Other Operations. The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain reclassifications were made to the prior periods to conform to the January 31, 2002 presentation.

        Segment information for the years ended January 31, 2002, 2001 and 2000 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2002
Revenues from external customers	$299,103	186,197	111,758	55,886	62,641	20,689	—	736,274
Intersegment revenues	$4,232	40,680	—	501	3,584	—	(48,997)	—
Operating income (loss)(a)(b)	$26,720	(14,751)	(2,977)	(3,020)	11,017	4,578	(363)	21,204
Total assets	$199,933	99,579	21,203	46,572	31,840	294,990	(164,253)	529,864
Capital expenditures	$8,208	1,546	998	806	1,016	—	—	12,574
Depreciation, amortization and impairment of intangible assets	$9,710	3,912	2,278	4,863	1,490	5,115	243	27,611
2001
Revenues from external customers	$313,386	210,338	131,274	58,537	53,055	17,308	—	783,898
Intersegment revenues	$4,764	51,583	—	364	2,672	—	(59,383)	—
Operating income (loss)(a)(b)	$43,767	(9,755)	3,196	3,508	7,835	2,322	(71)	50,802
Total assets	$196,829	126,655	27,572	50,749	29,391	273,456	(159,848)	544,804
Capital expenditures	$11,550	3,573	1,252	1,489	1,016	—	—	18,880
Depreciation and amortization	$8,247	5,911	2,562	1,547	1,466	5,619	173	25,525
2000
Revenues from external customers	$323,178	212,404	132,499	48,635	35,427	15,542	—	767,685
Intersegment revenues	$3,907	56,924	—	447	1,348	—	(62,626)	—
Operating income (loss)(a)	$48,448	3,405	5,419	2,238	5,020	(5,475)	(1,199)	57,856
Total assets	$182,763	167,269	31,192	47,549	20,447	212,463	(101,103)	560,580
Capital expenditures	$9,865	6,399	1,923	2,455	944	2,025	—	23,611
Depreciation and amortization	$8,754	6,885	2,402	1,248	1,757	6,560	18	27,624

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

  The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the euro) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the years ended January 31, 2002, 2001 and 2000, the Company had net gains (losses) from such transactions of $2,405,000, $5,938,000 and $5,664,000 respectively, which are included in nonoperating income (see Note 15).

(b)
The fiscal 2002, Europe and U.S. Wholesale operating income (loss) includes charges and expenses associated with restructuring activities of $5.1 million and $13.9 million, respectively. The fiscal 2001 U.S. Wholesale and Retail operating income (loss) includes charges and expenses associated with the U.S. operations restructuring totaling $7.1 million and $1.3 million, respectively.

        Long-lived assets relating to the Company's operations by geographic area is as follows:

	January 31,
	2002	2001
	(In thousands)
United States	$40,710	51,526
Belgium	36,485	39,957
Other Europe	18,021	18,626
Other	18,101	19,693

	$113,317	129,802

(18) Stock Sales

        On November 5, 1999, the Company completed a rights offering to its stockholders, under which the Company distributed, on a pro rata basis to all of its common stockholders of record as of September 30, 1999, transferable rights to purchase additional shares of common stock at $6.00 per share.

        The Company announced the rights offering for up to $75 million on April 7, 1999. Prior to April 7, 1999, Apollo Investment L.P. ("Apollo") beneficially owned approximately 34% of the Company's outstanding common stock, of which approximately one-half was held by Lion Advisors, L.P., an affiliate of Apollo, in a managed account under the terms of an investment management agreement with Artemis America Partnership ("Artemis"). At that time, Apollo agreed to make a bridge investment equal to the aggregate subscription price of rights distributable to them in the rights offering and to "backstop" the rights offering by purchasing a portion of the shares not subscribed for by other stockholders, up to a maximum potential total investment in connection with the rights offering of $37.5 million. Apollo made its bridge investment in April 1999 of $25.4 million by purchasing 1,000 shares of Series Z Convertible Preferred Stock ("Series Z Preferred Stock") which was convertible into common stock at the rate of $6.00 per common share for a total of 4,235,000 shares. Part of the proceeds from the bridge investment was used to pay the cash premium for an insurance policy covering various lawsuits filed between March 13, 1998 and March 9, 1999 against the Company, related parties and former directors, and to pay certain costs incurred to defend these lawsuits. In consideration of Apollo's agreement to make a bridge investment and to back-stop the rights offering, the Company agreed to pay Apollo a fee of $1.0 million.

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

        As a result of the rights offering, shareholders other than Apollo and Artemis exercised rights to purchase 846,858 shares of Samsonite's common stock for an aggregate of $5.1 million. Additionally, Apollo and Artemis made an investment totaling $24.6 million under the back-stop obligation by purchasing an additional aggregate of approximately 968 shares of Series Z Preferred Stock which was convertible into the Company's common stock at a rate of $6.00 per common share for a total of 4,098,333 shares. Total gross proceeds from the rights offering, including proceeds from the bridge investment and back-stop arrangement and from the shareholders other than Apollo and Artemis, were $55.1 million before expenses of the offering.

        During fiscal 2000, all of the shares of Series Z Preferred Stock were converted into a total of 8,333,333 shares of common stock.

SAMSONITE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions(a)	Transfers	Deductions(b)	Balance at End of Period
Year Ended January 31, 2002
Allowance for Trade Receivables	$6,087	1,494	—	(1,370)	6,211
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$6,608	1,494	—	(1,370)	6,732

Year Ended January 31, 2001
Allowance for Trade Receivables	$5,489	2,069	38	(1,509)	6,087
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$6,010	2,069	38	(1,509)	6,608

Year Ended January 31, 2000
Allowance for Trade Receivables	$7,065	2,031	—	(3,607)	5,489
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$7,586	2,031	—	(3,607)	6,010

Notes:

(a)
Amounts charged to costs and expenses.

(b)
Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(3)
3.2	Certificate of Ownership and Merger dated July 14, 1995.(1)
3.3	By-Laws of the Company.(3)
4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(8)
4.2
Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.(9)
4.3
Certificate of Correction to the Certificate of Designation of the Powers, Preferences and Relative, Participating, Option and other Special Rights of 13 7/8% Senior Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.(9)
4.4	Indenture, in respect of the 13 7/8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(9)
4.5	Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York.(9)
4.6	Description of the Company's common stock, par value $.01 per share, and the associated preferred stock purchase rights.(12)
10.1
Seconded Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement dated as of June 24, 1998, between the Company, Samsonite Europe N.V. and Bank of America National Trust and Savings Association, BankBoston, N.A., and various other lending institutions, Bank of America National Trust and Savings Association, as Administrative Agent, BankBoston, N.A. as Syndication Agent, Canadian Imperial Bank of Commerce, as Documentation Agent and BankAmerica Robertson Stephens and BancBoston Securities Inc., as Arrangers.(8)
10.2
First Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of October 1, 1998 between the Company, Samsonite Europe N.V. and various other lending institutions.(11)
10.3
Second Amendment and Waiver to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of January 29, 1999 between the Company, Samsonite Europe N.V., and various other lending institutions.(14)
10.4
Third Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of March 19, 1999, between the Company, Samsonite Europe N.V., Bank of America National Trust and Savings Association, BankBoston, N.A. and various other lending institutions.(15)
10.5
Fourth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated November 5, 1999, between the Company, Samsonite Europe N.V., Bank of America N.A., BankBoston, N.A. and various other lending institutions.(18)

10.6
Fifth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of June 29, 2000, between the Company, Samsonite Europe N.V., Bank of America N.A., Fleet National Bank and various other lending institutions.(20)
10.7
Sixth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of January 31, 2001, between the Company, Samsonite Europe N.V., Bank of America N.A., Fleet National Bank and various other lending institutions.(24)
10.8
Seventh Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of January 31, 2002, between the Company, Samsonite Europe N.V., Bank of America N.A., Fleet National Bank and various other lending institutions.
10.9	Investment Agreement between Samsonite Corporation and Apollo Investment Fund, L.P., dated as of April 7, 1999.(15)
10.10	Certificate of the Designations, Powers, Preferences and rights of Series Z Convertible Preferred Stock of Samsonite Corporation.(15)
10.11	Registration Rights Agreement, dated as of April 7, 1999, between Samsonite and Apollo Investment Fund, L.P.(15)
10.12	Letter Agreement dated July 13, 1999 between Apollo Investment Fund, L.P. and Artemis America Partnership.(16)
10.13	Stockholders Agreement dated as of July 13, 1999 by and among Samsonite Corporation, Apollo Investment Fund, L.P. and Artemis America Partnership.(16)
10.14	Form of Stock Option Agreement, dated as of February 8, 2000, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel and Richard H. Wiley.(19)
10.15	Stock Option Agreement, dated as of October 23, 2000, between the Company and L.C. Ross.(21)
10.16	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Luc Van Nevel.(10)
10.17	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Thomas R. Sandler.(10)
10.18	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Karlheinz Tretter.(10)
10.19	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley.(10)
10.20
Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen.(2)
10.21	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(6)
10.22	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment.(5)
10.23	Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(4)
10.24	Samsonite Corporation Directors Stock Plan as amended.(22)

10.25	Stock Option Agreement, dated as of October 29, 1996, between the Company and Thomas R. Sandler.(7)
10.26	Stock Option Agreement, dated as of October 29, 1996, between the Company and Karlheinz Tretter.(7)
10.27
Rights Agreement, dated as of May 12, 1998, between the Company and BankBoston, N.A. as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series B Junior Participating Preferred Stock, par value $0.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit C.(12)
10.28	First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent.(15)
10.29	Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent.(16)
10.30	Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A.(17)
10.31	Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A.(10)
10.32	Common Stock Registration Rights Agreement, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp.(10)
10.33	First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A.(10)
10.34	FY 1999 Stock Option and Incentive Award Plan(13)
10.35	Registration Rights Agreement, dated as of June 24, 1998, by and among the Company, CIBC Oppenheimer Corp., BancAmerica Robertson Stephens, BancBoston Securities Inc. and Goldman, Sachs & Co.(8)
10.36	Registration Rights Agreement, in respect of the 13 7/8% Senior Redeemable Exchangeable Preferred Stock, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp.(9)
10.37	Form of Stock Option Agreement, dated as of March 24, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(18)
10.38	Form of Stock Option Agreement, dated as of November 12, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(18)
10.39	Employment Agreement, dated as of June 15, 2001, between the Company and Thomas R. Sandler.(23)
10.40	Employment Agreement, dated as of June 15, 2001, between the Company and Richard H. Wiley.(23)
10.41	Executive Management Agreement, dated as of February 1, 2002, between the Company and Luc Van Nevel.
10.42	Employment Agreement, dated as of October 1, 2000, between the Company and Marc Matton.
10.43	Overall Agreement, dated as of February 1, 2001, between the Company and Karlheinz Tretter.

21	Subsidiaries of the Company
23	Consent of KPMG LLP

Note: Documents which are underlined above appear herein or in the Form 10-K as filed with the Securities Exchange Commission. The others are incorporated by reference as follows:

(1)
Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).

(2)
Incorporated by reference from Registration Statement on Form S-1 (Registration No. 33-71224).

(3)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).

(4)
Incorporated by reference from Registration Statement on Form S-8 filed June 7, 1996 (File No. 333-05467).

(5)
Incorporated by reference from Registration Statement on Form S-8 filed January 30, 1997 (File No. 333-20775).

(6)
Incorporated by reference from Proxy Statement filed May 23, 1996.

(7)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 31, 1997 (File No. 0-23214).

(8)
Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-61521).

(9)
Incorporated by reference from the Registration Statement on Form S-4 (Registration Statement No. 333-61519).

(10)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1998.

(11)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1998 (File No. 0-23214).

(12)
Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act (File No. 0-23214).

(13)
Incorporated by reference from Proxy Statement filed August 6, 1998.

(14)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-23214).

(15)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1999.

(16)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1999.

(17)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1999.

(18)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (File No. 0-23214).

(19)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2000.

(20)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2000.

(21)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2000.

(22)
Incorporated by reference from the Company's Proxy Statement filed May 9, 2001.

(23)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2001.

(24)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 31, 2001.