Form 10-Q
period 2002-04-30
SAMSONITE CORP/FL
filed 2002-06-13
CIK 914478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,865,573 shares of common stock, par value $.01 per share, as of June 10, 2002.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
as of April 30, 2002 and January 31, 2002
(In thousands)

Assets	April 30, 2002	January 31, 2002
Current assets:
Cash and cash equivalents	$16,992	69,390
Trade receivables, net of allowances for doubtful accounts of $6,209 and $6,211	64,478	56,067
Notes and other receivables	7,824	8,088
Inventories (Note 2)	128,611	149,204
Deferred income tax assets	3,468	3,296
Prepaid expenses and other current assets	16,526	16,970

Total current assets	237,899	303,015
Property, plant and equipment, net (Note 3)	109,609	113,317
Intangible assets, less accumulated amortization of $61,115 and $63,703(Note 4)	99,369	99,741
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	12,593	13,791

	$459,470	529,864

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
as of April 30, 2002 and January 31, 2002
(In thousands, except share data)

Liabilities and Stockholders' Equity (Deficit)	April 30, 2002	January 31, 2002
Current liabilities:
Short-term debt (Note 5)	$7,977	12,466
Current installments of long-term obligations (Note 5)	3,116	2,727
Accounts payable	39,791	41,995
Accrued liabilities	81,924	76,073

Total current liabilities	132,808	133,261
Long-term obligations, less current installments (Note 5)	415,126	469,646
Deferred income tax liabilities	12,110	12,571
Other noncurrent liabilities	27,251	28,666

Total liabilities	587,295	644,144

Minority interests in consolidated subsidiaries	8,961	9,633
Senior redeemable preferred stock, aggregate liquidation preference of $296,040 and $286,115; 281,131 shares issued and outstanding	287,667	277,486
Stockholders' equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,365,573 and 30,344,413 shares issued; 19,865,573 and 19,844,413 shares outstanding)	304	303
Additional paid-in capital	490,310	490,283
Accumulated deficit	(463,227)	(440,932)
Accumulated other comprehensive loss	(31,840)	(31,053)

	(4,453)	18,601
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(424,453)	(401,399)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$459,470	529,864

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the three months ended April 30, 2002 and 2001
(In thousands, except per share data)

	Three Months Ended April 30,
	2002	2001
Net sales (Note 1E)	$160,489	192,090
Cost of goods sold	98,818	115,197

Gross profit	61,671	76,893
Selling, general and administrative expenses	56,309	63,895
Amortization of intangible assets	326	1,164
Asset impairment charge (Note 10)	300	—
Provision for restructuring operations (Note 10)	2,241	3,700

Operating income	2,495	8,134
Other income (expense):
Interest income	203	226
Interest expense and amortization of debt issue costs and premium	(12,019)	(12,289)
Other income—net (Note 6)	(1,789)	1,371

Loss before income taxes, minority interest and extraordinary item	(11,110)	(2,558)
Income tax expense	(1,253)	(2,575)
Minority interest in earnings of subsidiaries	249	(884)

Loss before extraordinary item	(12,114)	(6,017)
Extraordinary item—gain on extinguishment of debt	—	1,044

Net loss	(12,114)	(4,973)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(10,181)	(8,915)

Net loss to common stockholders	$(22,295)	(13,888)

Net loss per common share—basic and diluted
Loss before extraordinary item	$(1.12)	(0.75)
Extraordinary item	—	0.05

Net loss per share	$(1.12)	(0.70)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
and Comprehensive Loss for the three months ended April 30, 2002
(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2002	$303	490,283	(31,053)	(440,932)		(420,000)
Net loss	—	—	—	(12,114)	(12,114)	—
Unrealized gain on cash flow hedges (net of income tax effect of $11)	—	—	(75)	—	(75)	—
Reclassification adjustment for gains included in net income (net of income tax effect of $7)	—	—	180	—	180	—
Foreign currency translation adjustment	—	—	(892)	—	(892)	—

Comprehensive loss	—	—	—	—	$(12,901)	—

Issuance of 21,160 shares to directors for services	1	27	—	—	—	—
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	(10,181)	—	—

Balance, April 30, 2002	$304	490,310	(31,840)	(463,227)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2002 and 2001
(In thousands)

	Three Months Ended April 30,
	2002	2001
Cash flows provided by (used in) operating activities:
Net loss	$(12,114)	(4,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	—	(1,044)
Loss (gain) on disposition of fixed assets, net	56	(877)
Depreciation and amortization of property, plant and equipment	4,348	5,270
Amortization of intangible assets	326	1,164
Amortization of debt issue costs and premium	509	517
Provision for doubtful accounts	305	287
Provision for restructuring operations	2,241	3,700
Asset impairment charge	300	—
Pension and other post retirement benefit plan gains, net	(819)	(1,366)
Stock issued for services	28	44
Changes in operating assets and liabilities:
Trade and other receivables	(9,058)	5,101
Inventories	19,506	(7,002)
Prepaid expenses and other current assets	(86)	(2,452)
Accounts payable and accrued liabilities	2,799	6,963
Other adjustments—net	(773)	(55)

Net cash provided by operating activities	$7,568	5,277

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2002 and 2001
(In thousands)

	Three Months Ended April 30,
	2002	2001
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(2,525)	(2,815)
Proceeds from sale of assets held for sale and property and equipment	32	3,186
Other, net	—	(70)

Net cash provided by (used in) investing activities	(2,493)	301

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of short-term obligations	(4,343)	(5,963)
Net payments on long-term obligations	(52,757)	(4,102)
Other, net	(556)	491

Net cash used in financing activities	(57,656)	(9,574)

Effect of exchange rate changes on cash and cash equivalents	183	(4,445)

Net decrease in cash and cash equivalents	(52,398)	(8,441)
Cash and cash equivalents, beginning of period	69,390	18,760

Cash and cash equivalents, end of period	$16,992	10,319

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,823	3,051

Cash paid during the period for income taxes	$1,301	1,147

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

1. General

  A. Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite®, and American Tourister® brand names and other owned and licensed brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company manufactures and distributes fashion oriented clothing and footwear in Europe, Asia and the United States and also operates a custom injection molding operation in Canada.

  B. Interim Financial Statements

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 2002 and results of operations for the three months ended April 30, 2002 and 2001. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

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

        Loss from continuing operations before extraordinary item per share and net loss per share for the three months ended April 30, 2002 and 2001 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,853,923 and 19,786,126, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the three months ended April 30, 2002 and 2001 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 1,927,846 shares outstanding at April 30, 2002.

  E. Royalty Revenues

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $4,541,000 and $6,509,000 for the three months ended April 30, 2002 and 2001, respectively.

  F. Derivative Financial Instruments

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

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At April 30, 2002, cash flow hedges for forecasted foreign currency transactions extend until January 31, 2003. The estimated amount of net losses expected to be reclassified into earnings within the next 12 months is $553,000. The amount ultimately reclassified into earnings is dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

2. Inventories

        Inventories consisted of the following:

	April 30, 2002	January 31, 2002
	(In thousands)
Raw Materials	$21,874	24,815
Work in Process	5,225	5,455
Finished Goods	101,512	118,934

	$128,611	149,204

3. Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	April 30, 2002	January 31, 2002
	(In thousands)
Land	$10,645	10,739
Buildings	67,750	68,644
Machinery, equipment and other	132,265	132,184

	210,660	211,567
Less accumulated amortization and depreciation	(101,051)	(98,250)

	$109,609	113,317

4. Intangible Assets

        Intangible assets, net of accumulated amortization, consisted of the following:

	April 30, 2002	January 31, 2002
	(In thousands)
Trademarks	$94,359	94,565
Licenses, Patents and Other	5,010	5,176

	$99,369	99,741

5. Debt

        Debt consisted of the following:

	April 30, 2002	January 31, 2002
	(In thousands)
Senior Credit Facility(a)
Revolving Credit Facility	$8,615	61,264
Term Loan Facility	77,556	78,267
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	15,595	20,764
Capital lease obligations	1,060	1,151
Series B Senior Subordinated Notes(d)	532	532

Total debt	426,219	484,839
Less short-term debt and current installments of long-term obligations	(11,093)	(15,193)

Long-term obligations less current installments	$415,126	469,646

(a)
The Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000 (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Revolving Credit Facility and European Term Loan Facility mature on June 24, 2003. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and a principal repayment of 23.75% and 47.5% of the original principal balance in the sixth and seventh years, respectively, with the remaining unpaid balance due June 24, 2005. As of April 30, 2002, the Company had $6.0 million in letters of credit outstanding under the Senior Credit Facility.

  At April 30, 2002, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $31.2 million at April 30, 2002), a fixed pay rate of 5.01%, and a receive rate based on Euribor of 3.4%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months. At April 30, 2002, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.06%, and a receive rate based on Libor of 2.0375%. The swap agreement dated December 13, 2000 expires December 13, 2002. The rate the Company receives reprices every three months.

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

(d)
The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005.

6. Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Three Months Ended April 30,
	2002	2001
	(In thousands)
Net gain (loss) from foreign currency forward delivery contracts	$(634)	1,999
Gain (loss) on disposition of fixed assets, net	(56)	877
Other, net	(1,099)	(1,505)

	$(1,789)	1,371

7. Employee Stock Options

        The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under the FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the 2000 Form 10-K for a description of such plans.

        At April 30, 2002, the Company had outstanding options for a total of 1,927,846 shares at option prices ranging from $2.78 to $10.00 per share. Options for 1,038,187 shares were exercisable at April 30, 2002 at a weighted average exercise price of $7.59 per share. There were no options exercised during the three months ended April 30, 2002.

8. Segment Information

        The Company's continuing operations consist of: the manufacture and distribution of luggage and other travel-related products, the licensing of the Company's brand names and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations and "Other Americas" which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from non-luggage brand names owned by the Company, royalties from the Japanese luggage licensee and corporate overhead.

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

        Segment information for the three months ended April 30, 2002 and 2001 is as follows:

2002	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$66,629	39,664	23,316	10,458	15,939	4,483	—	160,489
Intersegment revenues	$986	8,295	—	88	545	—	(9,914)	—
Operating income (loss)(a)	$6,044	(3,780)	(1,349)	(3,096)	2,827	1,773	76	2,495
Total assets	$168,871	91,753	19,522	43,766	33,510	264,687	(162,639)	459,470

2001
Revenues from external customers	$79,326	51,439	27,016	12,868	14,999	6,442	—	192,090
Intersegment revenues	$1,603	11,748	—	—	744	—	(14,095)	—
Operating income (loss)(a)	$10,137	(4,668)	(1,468)	(93)	2,198	1,968	60	8,134
Total assets	$183,966	127,064	27,255	49,971	31,603	270,786	(161,476)	529,169

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

  The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the euro) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the three months ended April 30, 2002 and 2001, the Company had net gains (losses) from such transactions of $(634,000) and $1,999,000, respectively, which are included in nonoperating income (see Note 6).

9. Litigation, Commitments and Contingencies

        The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

10. Asset Impairment Charge and Provision for Restructuring Operations

        The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002, which provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded in the first quarter of fiscal 2003 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions which will be eliminated. In connection with these activities, the Company recorded a $0.3 million asset impairment to the carrying amount of machinery and equipment which will no long be used in production in Mexico City.

        The fiscal 2002 restructuring provision of $3.7 million relates to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 30, 2002 ("fiscal 2003" or "current year") Compared to Three Months Ended April 30, 2001 ("fiscal 2002" or "prior year")

        General.    The Company analyzes its net sales and operations by the following divisions: (i) "European" operations which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) the "Americas" operations which include wholesale and retail sales and distribution operations and corporate headquarters in the United States, and "Other Americas" operations which include operations in Canada and Latin America; (iii) "Asian operation" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Malaysia and Taiwan; and (iv) licensing operations.

        Results of European operations were translated from euros to U.S. dollars in fiscal 2003 and fiscal 2002 at average rates of approximately .870 and of .922 U.S. dollars to the euro, respectively. This decline in the value of the euro of approximately 5.7% resulted in declines in reported sales, cost of sales and operating expenses in fiscal 2003 compared to fiscal 2002. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2003, the Company had a total net realized and unrealized loss from such instruments included in Other Income (Expense)—Net of $0.6 million. Realized gains on contracts closed during fiscal 2003 were less than $0.1 million. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments included in Other Income (Expense)—Net of $2.0 million. Realized gains on contracts closed during fiscal 2002 were $0.1 million. The Company estimates the negative impact on Operating Income from the year to year strengthening of the U.S. dollar versus the euro from the same quarter in the prior year to be approximately $0.4 million for the three months ended April 30, 2002. Declining European currencies have an adverse effect on the Company's reported sales and can have an adverse effect on Operating Income; the Company may not be able to offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

        Net Sales.    Consolidated net sales decreased from $192.1 million in fiscal 2002 to $160.5 million in fiscal 2003, a decline of $31.6 million or 16.4%. Fiscal 2003 sales were unfavorably impacted by the decline in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2003 sales would have declined by $22.2 million or approximately 11.6%. Although sales volumes have begun to recover from the negative economic effects on the travel industry and related businesses resulting from the September 11, 2001 terrorist attacks, sales from the Americas, Europe and U.S. Licensing continue to be below the prior year. Absent another significant negative economic event, the Company believes current operating conditions are indicative of a return to more normal business environment by the end of fiscal 2003.

        Sales from European operations decreased from $79.3 million in fiscal 2002 to $66.6 million in fiscal 2003, a decline of $12.7 million or 16.0%. Expressed in the local European reporting currency (euros), fiscal 2003 sales decreased by 10.9%, or the U.S. constant dollar equivalent of $8.6 million, compared to fiscal 2002. Local currency sales of softside product declined by approximately 7% from the prior year while hardside product sales declined by approximately 20%. Sales of business and computer cases were also lower, although to a lesser extent than the luggage categories, with a 4%

decline. Local currency sales of Samsonite black label products (clothing, footwear and accessories) declined approximately 31% to $6.9 million. Partially offsetting these declines was a 65% increase in local currency sales from casual bag products in part due to the success of Lacoste casual bags introduced in the fourth quarter of fiscal 2002.

        Sales from the Americas operations declined from $91.3 million in fiscal 2002 to $73.4 million in fiscal 2003, a decline of $17.9 million or 19.6%. U.S. Wholesale sales for the first quarter decreased by $11.8 million from the prior year, U.S. Retail sales decreased by $3.7 million, and sales in the Other Americas operations decreased by $2.4 million from the prior year. U.S. Wholesale sales declined primarily due to lower sales in the traditional channel (department and specialty stores) and lower sales of exclusive label products. The Company has noted a shift in demand towards moderate and lower price point luggage categories within the U.S. Wholesale segment. U.S. Retail sales declined from $27.0 million in the prior year to $23.3 million in fiscal 2003 due to a comparable store sales decline of 10.9% and fewer stores open during fiscal 2003. In accordance with the Company's plan to reduce the number of retail stores, the Company closed a net eight stores compared to the prior year which lowered sales by $1.0 million. Other Americas sales declined from $12.9 million in fiscal 2002 to $10.5 million in fiscal 2003 due primarily to lower sales for Canada of $1.1 million and Argentina of $1.0 million.

        First quarter sales from Asian operations of $15.9 million were $0.9 million higher than the prior year sales, an increase of 6.0%. Increases in sales from India, Hong Kong and China were partially offset by declines in sales in Korea and Singapore.

        Revenues from U.S. licensing operations were $1.9 million lower than the prior year at $4.5 million. Samsonite and American Tourister label licensing revenues declined $0.6 million and Global Licensing revenues declined $1.3 million compared to the prior year. Prior year Global Licensing revenues include $1.2 million in revenues associated with the sale of the McGregor trademark registrations, primarily in China. Additionally, licensing operations generally receive royalties in the month following the quarter in which sales are made by the licensee. Therefore, royalty revenues in the first quarter of fiscal 2003 reflect reduced sales during the fourth quarter of fiscal 2002 due to the negative economic effects of the September 11, 2001 terrorist attacks in the United States.

        Gross profit.    Consolidated gross margin declined by 1.6 percentage points, from 40.0% in fiscal 2002 to 38.4% in fiscal 2003. Excluding restructuring expenses recorded in cost of goods sold, gross profit margin was 40.0% in the first quarter of fiscal 2003 and 40.6% in fiscal 2002. The Company had lower gross margins in both the European and Americas operations.

        Gross margins from European operations decreased 1.0 percentage points from the prior year to 38.4% in fiscal 2003. Excluding fiscal 2003 restructuring expenses included in cost of goods sold, gross profit margin was 39.0% in the current year compared to 39.4% in the prior year. Lower European gross margins are due to lower sales volumes and a change in product sales mix favoring lower gross margin products.

        Gross margins for the Americas decreased by 3.1 percentage points, from 35.8% in fiscal 2002 to 32.7% in fiscal 2003; adjusted for certain expenses incurred related to the U.S. and Mexico City restructurings, gross profit margin was 35.8% in fiscal 2003 and 37.0% in fiscal 2002, or 1.2 percentage points lower. U.S. Wholesale gross profit margins decreased from 28.0% in the prior year to 21.5% in the current year; or 26.2% in the current year compared to 30.2% in the prior year after adjusting for restructuring expenses. The decline in the U.S. Wholesale gross margin percentage is caused primarily by a higher mix of discontinued and obsolete products sales due to the overall decline in sales volume. U.S. Retail gross profit margins increased from 50.2% in fiscal 2002 to 52.3% in fiscal 2003 due primarily to price increases implemented in January 2002, fewer sales of discounted and obsolete products and the closure of certain poor performing stores since the prior year. Gross margins for the Other Americas declined from 36.1% in fiscal 2002 to 31.7% in fiscal 2003. Excluding the Mexico City restructuring expenses recorded in cost of goods sold, gross profit margin was 35.5% in fiscal 2003. The decline in Other Americas gross margin is due primarily to lower gross margins for Canada.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A decreased by $7.6 million from fiscal 2002 to fiscal 2003. As a percent of sales, SG&A was 35.1% in fiscal 2003 and 33.3% in fiscal 2002.

        The decline in SG&A is due primarily to decreased SG&A for the Americas, including corporate headquarters, of $6.0 million, lower SG&A for Europe of $1.6 million and lower licensing SG&A of $0.2 million, partially offset by increased SG&A for Asia of $0.2 million. SG&A for Europe in local currency decreased 2.0% due primarily to lower variable selling costs, including freight-out and commissions associated with lower sales. Within the Americas, SG&A declined for U.S. Retail by $1.4 million due to lower sales volumes. SG&A for Corporate and U.S. Wholesale combined declined $3.8 million due primarily to lower costs for dealer and national advertising, lower selling costs and lower compensation costs at corporate. SG&A for Other Americas operations declined by $0.8 million. SG&A for Asia increased $0.2 million in support of higher sales of Asian operations.

        Amortization of intangible assets.    Amortization of intangible assets was lower than the prior year by $0.8 million at $0.3 million in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill and intangible assets which have an indefinite life under the provisions of SFAS No. 142. Additionally, during the fourth quarter of fiscal 2002, the Company wrote-off of $3.3 million in goodwill associated with its operations in South America. Due to the political unrest and severe economic decline in Argentina, it was determined that the entire amount of such goodwill had been impaired.

        Asset Impairment Charge and Provision for Restructuring Operations.    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002, which provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import some of its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded in the first quarter of fiscal 2003 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions which will be eliminated. In connection with these activities, the Company recorded a $0.3 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production in Mexico City. Additional costs of $0.4 million related to the fiscal 2003 Mexico City restructuring, which cannot be accrued in the initial restructuring charge under generally accepted accounting principles, were expenses in cost of sales in the first quarter of fiscal 2003. Annual operating cost savings from the fiscal 2003 Mexico City restructuring are expected to be approximately $1.8 million beginning in fiscal 2004.

        The fiscal 2002 restructuring provision of $3.7 million relates to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations. Additional costs of $1.1 million and $1.9 million related to the fiscal 2002 restructuring which cannot be accrued in the initial restructuring charge under generally accepted accounting principles, were expensed in cost of sales in the first quarter of fiscal 2002 and 2003, respectively, and in SG&A of $0.1 million in fiscal 2002.

        Operating income (loss).    Operating income declined from $8.1 million in the prior year to $2.5 million in fiscal 2003, a decline of $5.6 million. The decline is a result of the decreased sales volume and gross profit margins and the resulting decline in gross profit of $15.2 million and the increase in asset impairment charge of $0.3 million, partially offset by the reduction in SG&A of $7.6 million, the decrease in provision for restructuring operations of $1.5 million and the reduction in amortization of intangibles of $0.8 million. Without the impact of restructuring charges and expenses in both periods, operating income was $7.6 million in fiscal 2003 compared to $13.0 million in fiscal 2002.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Interest income was approximately equal to the prior year.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs was $0.3 million lower than the prior year at $12.0 million. As of April 30, 2002, over 75% of the Company's debt was in fixed rate instruments. Included in interest expense is amortization of debt issue costs and premium of $0.5 million in fiscal 2003 and fiscal 2002.

        Other income—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the decline in Operating Income from the strengthening of the U.S. dollar versus the euro from the same period in the prior year to be approximately $0.4 million for the three months ended April 30, 2002. Net realized and unrealized losses from forward exchange contracts of $0.6 million are included in Other Income (Expense)—Net in fiscal 2003. Realized gains on contracts closed during fiscal 2003 were less than $0.1 million. In fiscal 2002, realized and unrealized gains were $2.0 million. Realized gains on contracts closed during fiscal 2002 were $0.1 million.

        Other income—net declined by $3.2 million due primarily to the decline in gains from forward exchange contracts of $2.6 million and a reduction in gain on sale of fixed assets of $0.9 million, partially offset by a reduction in other miscellaneous expenses of $0.3 million.

        Income tax expense.    Income tax expense declined from $2.6 million in fiscal 2002 to $1.3 million in fiscal 2003. The decline in income tax expense is due primarily to the decrease in taxable income from European operations compared to the prior year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Extraordinary gain.    During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. The difference between the principal amount of the notes and the amount at which they were repurchased by the Company in fiscal 2002 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item.

        Net loss.    The Company had a net loss in fiscal 2003 of $12.1 million compared to a net loss in fiscal 2002 of $5.0 million. The increase in the net loss from the prior year of $7.1 million is caused by the effect of the decline in operating income, interest and other income, and extraordinary item-gain on extinguishment of debt, partially offset by the decline in interest expense, income taxes and minority interest in earnings of subsidiaries during fiscal 2003.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $1.3 million in dividends compared to the prior year is due to the compounding effects of the dividend rate on previously issued share dividends.

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss of common stockholders increased from $13.9 million in fiscal 2002 to $22.3 million in fiscal 2003; the net loss per common share increased from $0.70 per share in fiscal 2002 to $1.12 per share in fiscal 2003.

Liquidity and Capital Resources

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities increased by $2.3 million primarily as a result of the decline in inventory balances as part of the Company's efforts to reduce working capital and increase liquidity since the September 11 terrorist attacks. At April 30, 2002, the Company had current assets in excess of current liabilities of $105.1 million compared to $169.8 million at January 31, 2002, a decline of $64.7 million. Net of exchange rate effects, current assets declined by $65.1 million primarily due to decreases in cash of $52.4 million, inventory of $20.6 million, and prepaid expenses and other current assets of $0.4 million, offset by increases in receivables of $8.1 million and deferred income assets of $0.2 million. The decline in cash balances is due primarily to the repayment of revolving credit advances using excess cash. The Company uses an internal measurement referred to as "consolidated net working capital efficiency" to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company's consolidated net working capital efficiency worsened from 26.2% for the twelve month period ended April 30, 2001 to 27.2% for the twelve month period ended April 30, 2002.

        Long-term obligations (including current installments) decreased from $472.4 million at January 31, 2002 to $418.2 million at April 30, 2002, a decrease of $54.2 million. At April 30, 2002, the Company's senior credit facility consists of a term loan arrangement with balances totaling $77.6 million and $8.6 million drawn under the revolving credit portion of the facility. At April 30, 2002, the Company had approximately $6.0 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $55.4 million. Additional borrowings under the senior credit facility are subject to the Company's ability to meet and maintain the financial ratios.

        As discussed in Note 5(a) to the accompanying consolidated financial statements, the revolving credit facility of $70 million and the European term loan facility ($31.2 million at April 30, 2002) portions of the senior credit facility mature on June 24, 2003. The U.S. term loan facility ($46.4 million at April 30, 2002) matures on June 24, 2005. Prior to June 24, 2003, the Company will need to extend or replace the current senior credit facility, which may require additional changes to the debt and equity capitalization of the Company. The Company has retained an investment banking firm to advise the Company on opportunities to improve its debt and capital structure.

        The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund first quarter fiscal 2003 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities, including emerging market credit facilities will be adequate to fund operating requirements and expansion plans through the maturity date of the European term loan facility on June 24, 2003.

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

        The Company believes that disclosure of its operating earnings before interest, taxes, depreciation and amortization, as further adjusted to exclude goodwill and asset impairment charges and restructuring charges and expenses plus currency hedge gains or losses realized in cash ("Adjusted EBITDA"), provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA, or derivations thereof, in a different manner than the Company. Adjusted EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, amortization, and restructuring charges and expenses, and should not be considered in isolation to or as a substitute for other measures of performance. Adjusted EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, minority interest in earnings of subsidiaries, senior redeemable preferred stock dividends and certain items of other income and expense. Adjusted EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. Neither EBITDA nor Adjusted EBITDA is an accounting term and neither is used in generally accepted accounting principles. The following is a summary of the Company's calculation of Adjusted EBITDA for the three months ended April 31, 2002 and 2001:

	Three months ended April 30
	2002	2001
Operating income	$2,495	8,134
Depreciation expense	4,348	5,269
Amortization and impairment of intangible assets	326	1,164
Asset impairment and restructuring charges and expenses	5,137	4,853
Realized gains on foreign currency forward contracts	15	138

Adjusted EBITDA	$12,321	19,558

Effect of Recently Issued Accounting Standards

        Effective February 1, 2002, the Company adopted SFAS 142 "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, amortization of goodwill and other intangible assets in the first quarter of fiscal 2003 was reduced $0.8 million for goodwill and intangible assets with indefinite lives which are no longer amortized. Periodic impairment reviews required by SFAS No. 142 may result in future impairment charges to earnings. As of April 30, 2002, the Company had $3.8 million in goodwill, net of amortization, recorded on its balance sheet and $84.1 million of intangible assets consisting of tradenames which have an indefinite life under the provisions of SFAS 142.

        Effective February 1, 2002, the Company adopted SFAS N. 144 "Accounting for the Impairment or Disposal of Long-fixed Assets." The effect of adopting SFAS No. 144 on the Company's financial statements was not material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

        At April 30, 2002, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $73.1 million compared to approximately $42.0 million at January 31, 2002. At April 30, 2002, the Company had recorded unrealized losses from forward foreign exchange contracts to reduce foreign currency expense relating to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in euros) and intercompany royalty payments of $0.6 million. The ultimate realization of such amount is subject to fluctuations in the exchange rate of the U.S. dollar against the euro.

        If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the three months ended April 30, 2002 would be approximately $6.9 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

        The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2002 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2002, the quoted market price of these notes was $68.00 per $100.00 of principal; at April 30, 2002, the quoted market price of these notes was $86.00 per $100.00 of principal.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 2—Changes in Securities

        None.

Item 3—Defaults Upon Senior Securities

        None.

Item 4—Submission of Matters to a Vote of Security Holders

        None.

Item 5—Other Information

        None.

Item 6—Exhibits and Reports on Form 8-K

(a)
See Exhibit Index.
(b)
Reports on Form 8-K.

        Report dated February 28, 2002.
        Item 5. Other Events

        Report dated March 22, 2002
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
10.1	Engagement letter between Berenson Minella and Company and Samsonite Corporation dated March 13, 2002.
10.2	Indemnification agreement between Berenson Minella and Company and Samsonite Corporation dated March 13, 2002.

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

(3)
Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).

(4)
Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61519).

QuickLinks

FORM 10-Q CONTENTS
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets as of April 30, 2002 and January 31, 2002 (In thousands)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets as of April 30, 2002 and January 31, 2002 (In thousands, except share data)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Operations for the three months ended April 30, 2002 and 2001 (In thousands, except per share data)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Loss for the three months ended April 30, 2002 (In thousands, except share amounts)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows for the three months ended April 30, 2002 and 2001 (In thousands)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows for the three months ended April 30, 2002 and 2001 (In thousands)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Notes to Consolidated Financial Statements
SAMSONITE CORPORATION
SIGNATURE
INDEX TO EXHIBITS