Form 10-K/A
period 2002-01-31
SAMSONITE CORP/FL
filed 2002-08-06
CIK 914478

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATION FOR AMENDMENT:

        This amendment to Samsonite Corporation's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 is being filed with the Securities and Exchange Commission (the "Commission") to include the items required to be disclosed under Part III of Form 10-K listed below:

        As originally filed, Samsonite's Form 10-K incorporated the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to Samsonite's proxy statement for its 2002 annual stockholders meeting as permitted by Instruction G.(3) to Form 10-K. Although the proxy statement was mailed to all shareholders on a timely basis, as a result of an administrative error, the Proxy Statement was not filed with the Commission within 120 days of the close of Samsonite's fiscal year as required by Instruction G.(3) of Form 10-K. Items 10, 11, 12 and 13 in Part III of Samsonite's Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's directors and executive officers and their ages as of April 30, 2002 are as follows:

Name	Age	Position
Bernard Attal	38	Director
Leon D. Black	50	Director
Emmanuel Cueff	47	Director
Robert H. Falk	63	Director
Mark H. Rachesky	43	Director
Robert L. Rosen	55	Director
Marc J. Rowan	39	Director
Stephen J. Solarz	61	Director
Johan Tack	50	Director
Luc Van Nevel	55	Director, President and Chief Executive Officer
Giuseppe Fremder	49	President and Managing Director, Samsonite Spa
Marc Matton	53	President and Managing Director, Samsonite Europe
L.C. Ross	55	Vice President—Legal, General Counsel and Assistant Secretary
Thomas R. Sandler	55	President of the Americas
Karlheinz Tretter	59	Managing Director—Samsonite Europe
Richard H. Wiley	45	Chief Financial Officer, Treasurer and Secretary

DIRECTORS

        Bernard Attal.    Mr. Attal has been a director of the Company since March 1996. Mr. Attal is the Managing Member of Heights Enterprises LLC, which acts as a financial advisor and a representative for certain European institutional investors with respect to their investments in the United States. From 1992 to 1995, Mr. Attal was a Vice President at Credit Lyonnais Securities. Prior to 1992, Mr. Attal was Chief Financial Officer of Altus Patrimoine & Gestion, a money management firm. Mr. Attal is a director of New California Life Holdings, Inc., the Florsheim Group, Inc, and Aurora National Life Insurance.

        Leon D. Black.    Mr. Black has been a director of the Company since 1993. Mr. Black is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Funds and of Apollo Real Estate Advisors, L.P., which serves as managing general partner of the Apollo Real Estate Investment Funds, private real estate oriented investment funds. Mr. Black is also a director of AMC Entertainment, Inc., Allied Waste Industries, Inc., Wyndham International, Inc., Vail Resorts, Inc., Sequa Industries, Inc., and United Rentals Industries, Inc.

        Emmanuel Cueff.    Mr. Cueff has been a director of the Company since February 2000. Mr. Cueff has been General Secretary of Artemis S.A., since June 1994 and director of Artemis S.A. since February 28, 2002. Artemis S.A. is the parent company of the French retailing company, Pinault Printemp Redoute. Mr. Cueff is also a director of various subsidiaries of Artemis S.A., including Bouygues Constructions. Mr. Cueff is also Chairman of EPS, manager of Le Point Development, Chief Executive Officer of Arok International, Director of Le Stade Rennais Football Club, the AgeFi Group and Yves Saint Laurent Haute Couture. Prior to joining Artemis S.A., Mr. Cueff was in charge of budget and development at Indosuez Bank from 1987 through 1994.

        Robert H. Falk.    Mr. Falk has been a director of the Company since 1993. Mr. Falk has been an officer since April 1992 of Apollo Capital Management, Inc. and Lion Capital Management, Inc., which respectively act as general partners of Apollo Advisors, L.P. and Lion Advisors, L.P. Mr. Falk is a limited partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner for Apollo Investment Fund, L.P., AIF II, L.P., Apollo Investment Fund III, L.P., and Apollo Investment Fund IV, L.P. (the "Apollo Funds"), private securities investment funds, and a limited partner of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Prior to 1992, Mr. Falk was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Falk is a director of Converse, Inc. and the Florsheim Group, Inc.

        Mark H. Rachesky, M.D.    Dr. Rachesky has been a director of the Company since 1993. Dr. Rachesky is the founder of various investment funds which invest in distressed securities, including MHR Capital Partners LP and MHR Institutional Partners LP. He is the principal owner and President of the general partners and investment manager of such investment funds. From February 1, 1990 through June 11, 1996, Dr. Rachesky was employed by Icahn Holding Corporation, where he served as the sole Managing Director the last three years, and in such capacity, acted as Carl C. Icahn's chief investment advisor. From June 1987 to January 1990, Dr. Rachesky was employed by an affiliate of the Robert M. Bass Group, where he was involved in financing and investment activity. Dr. Rachesky is a director of Neose Technologies, Inc. and Keryx Biopharmaceuticals, Inc.

        Robert L. Rosen.    Mr. Rosen has been a director of the Company since 1993. Mr. Rosen is Chief Executive Officer of RLR Partners, LLC, a private investment partnership founded in April 1987. Mr. Rosen is Vice Chairman of the Board of National Financial Partners, Inc., a private financial services distribution firm.

        Marc J. Rowan.    Mr. Rowan has been a director of the Company since 1993. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P. Mr. Rowan is also a director of AMC Entertainment, Inc., Vail Resorts, Inc. and Wyndnam International, Inc. Mr. Rowan is also a founding member and serves on the executive committee of the Youth Renewal Fund and is a member of the board of directors of National Jewish Outreach Program and the Undergraduate Executive Board of The Wharton School.

        Stephen J. Solarz.    Mr. Solarz has been a director of the Company since 1993. Mr. Solarz was elected, in 1974, to the House of Representatives from Brooklyn's 13th Congressional District and was re-elected eight times. In the House he served on four committees: Foreign Affairs, Merchant Marine and Fisheries, Intelligence, and the Joint Economic Committee. Mr. Solarz ranked second in seniority on the House Foreign Affairs Committee, where he chaired the Subcommittee on Asian and Pacific Affairs. Since his departure from the House in 1993, Mr. Solarz has been: Senior Counselor at APCO Associates, an international public affairs firm; President of Solarz Associates, a global consulting firm; Chairman of the Central Asian American Enterprise Fund; Vice Chairman of the International Crisis Group; a Distinguished Fellow at the Carnegie Endowment for International Peace; Professor of International Affairs at George Washington University; a Member of the Board of Directors of the National Endowment for Democracy and National Democratic Institute; and a member of the Council on Foreign Relations and the International Rescue Committee. Mr. Solarz is a director of First Philippine Fund and the Global Santa Fe Corporation.

        Johan Tack.    Mr. Tack was Managing Director of Fortis Bank N.V. headquartered in Brussels, Belgium, from 1998 until November 2000. From 1994 to 1998, Mr. Tack was Managing Director of Generale Bank N.V., the predecessor entity to Fortis Bank N.V. Prior to 1994, Mr Tack held various management positions with Generale Bank N.V. Mr. Tack is also a Director of City Hotels, Brains in Motion and Catey Asset Management and Vice Chairman of the Board of Quest for Growth.

        Luc Van Nevel.    Mr. Van Nevel was elected as President of the Company in February 1998 and became Chief Executive Officer and a Director in May 1998. Prior to that time, Mr. Van Nevel held various positions including Chief Operating Officer (since September 1997) and President of Samsonite Europe N.V. (since 1989). Since 1984, he has held the additional position of Managing Director of Samsonite Europe N.V. He joined Samsonite Europe N.V. in 1975 as Manager, Financial Planning and progressed to the position of Controller before being promoted to President of Samsonite Europe in 1989. Mr. Van Nevel worked in audit positions with Touche Ross & Co. in Europe for five years before joining Samsonite.

        Giuseppe Fremder.    Mr. Fremder was appointed President of Samsonite SpA, Samsonite's Italian subsidiary, in October 1997. In addition, Mr. Fremder has served as Managing Director of Samsonite SpA and its predecessor, Samsonite Italy Srl., since it was founded in 1984. In 2000, Mr. Fremder was appointed President of Samsonite black label, the world-wide fashion division of Samsonite Corporation.

        Marc Matton.    Mr. Matton was appointed President and Managing Director of Samsonite Europe in November 2000. Prior to that, Mr. Matton was Vice President Marketing and Sales at Samsonite Europe N.V. since 1995 and additionally, General Manager Softside Division beginning in 1998. From 1991 until 1995, Mr. Matton served as Sales Director for Samsonite Europe.

        L. C. Ross.    Mr. Ross was appointed Vice President—Legal, General Counsel and Assistant Secretary of the Company in October 2000. Prior to that, from October 1997 until joining Samsonite, Mr. Ross represented private clients in transactions such as mergers, acquisitions, joint ventures and major contracts. From October 1980 to October 1997, Mr. Ross was Vice President, Secretary and General Counsel of Total Petroleum, Inc., the North American oil refining and marketing affiliate of TOTAL, a major oil company based in Paris, France. Prior to October 1980, Mr. Ross served as Vice President, General Counsel and Secretary of Vickers Petroleum Corporation in Wichita, Kansas. Mr. Ross has practiced corporate law since 1974 and is admitted to practice in the state and federal courts in Colorado.

        Thomas R. Sandler.    Mr. Sandler was appointed President of the Americas division of Samsonite effective March 1998. Prior to that Mr. Sandler was the Chief Financial Officer and Treasurer of Samsonite since May 1, 1995. Prior to joining Samsonite, Mr. Sandler was the managing partner of the Denver office of BDO Seidman, an international public accounting firm, since July 1, 1994. Prior to joining BDO Seidman, Mr. Sandler was an audit and consulting partner in the international public accounting firm of KPMG LLP, specializing in corporate restructurings.

        Karlheinz Tretter.    Mr. Tretter has been Managing Director of Samsonite Europe N.V. since May 1994 and President of Samsonite Asia since February 1998. Mr. Tretter was President of Samsonite Europe N.V. from October 1997 to November 2000. Prior to that Mr. Tretter was Vice President of Samsonite Europe N.V. since May 1994. From 1990 until 1994, Mr. Tretter has served as Vice President of Marketing and/or Sales for Samsonite Europe.

        Richard H. Wiley.    Mr. Wiley has been Chief Financial Officer, Treasurer and Secretary of Samsonite since March 1998. Prior to that Mr. Wiley was Chief Financial Officer of the Americas division of Samsonite and Assistant Treasurer since May 15, 1995. Prior to joining Samsonite, Mr. Wiley was an audit and consulting senior manager with BDO Seidman, an international public accounting firm, since July 1994. Prior to that, Mr. Wiley was with KPMG LLP since 1982, working in the audit and consulting areas.

Compliance with Exchange Act Requirements

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("principal stockholders") to file with the Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and principal stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, for fiscal 2002, all section 16(a) requirements applicable to officers, directors and principal stockholders were complied with except for the initial statement of beneficial ownership for Mr. Tack which was due in connection with the election of Mr. Tack to the Company's Board of Directors on June 18, 2002. The information was filed late due to an administrative oversight.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

        The Compensation Committee of the Board of Directors of the Company reviews and approves the salaries and bonuses of the executive officers of the Company as well as all grants of options to purchase shares of Common Stock and other equity-based compensation awards.

  Objectives.

        The Compensation Committee's primary objectives are to retain the best qualified people and to insure that they are properly motivated to have the Company prosper over the long term. In furtherance of the foregoing, the Compensation Committee, in establishing the components and levels of compensation for its executive officers, seeks (i) to enable the Company to attract and retain highly qualified executives and (ii) to provide financial incentives in the form of cash bonuses and equity compensation in order to align the interests of executive officers more closely with those of the stockholders of the Company and to motivate such executives to increase stockholder value by improving corporate performance and profitability.

  Employment Agreements.

        The Company has entered into employment agreements with certain of its executive officers, including certain of the named executive officers listed in the Summary Compensation Table. The Compensation Committee has considered the advisability of using employment agreements and has determined that the use of employment agreements is in the best interest of the Company because it facilitates (consistent with the Compensation Committee's overall objectives) the Company's ability to attract and retain the services of the most highly qualified executive officers. Each such employment agreement separately reflects the terms that the Compensation Committee felt were appropriate and/or necessary to retain the services of the particular executive.

  Components of Executive Compensation.

        There are two components of the Company's executive compensation program:

  •
  Cash compensation.

  •
  Equity compensation.

  Cash Compensation.

        Cash compensation is comprised of base salary and annual cash incentive bonuses. Since, as noted above, certain of the named executive officers of the Company were party to employment agreements with the Company effective during the past fiscal year, their respective cash compensation levels were subject to the provisions of such employment agreements. The Compensation Committee subjectively arrived at appropriate base salary compensation levels in the process of negotiating such agreements.

        The Company offers each of its executive officers an opportunity to earn additional cash compensation in the form of annual bonuses that are awarded if the Company attains specified performance goals or if the officer satisfactorily completes certain annual projects approved by the Compensation Committee. The Compensation Committee believes that making a significant portion of executive officer compensation subject to the Company attaining specified performance goals or the successful completion of specified projects motivates the executive officers to increase their individual efforts on behalf of the Company. The Compensation Committee also believes that it is appropriate that the Company's executive officers receive lower compensation when the Company does not attain its specified performance goals and higher compensation when the Company attains such goals.

        Annual bonus amounts for the named executive officers were determined pursuant to terms provided in their respective employment agreements and, as noted above, were conditioned on the Company's attainment of specified performance goals and/or the officer's satisfactory completion of certain annual projects approved by the Compensation Committee.

  Equity Compensation.

        Equity compensation is comprised of stock options, restricted stock awards, and stock bonus awards. Stock option grants reflect the Compensation Committee's desire to provide a meaningful equity incentive for the executive to have the Company prosper over the long term. The Compensation Committee expects options to continue as a significant component of the executive compensation arrangements of the Company in the future. At January 31, 2002, options to purchase 925,304 shares were held by certain executive officers of the Company, as described elsewhere herein. At January 31, 2002, options to purchase 2,170,010 shares by executives and other employees were outstanding.

  Chief Executive Officer Compensation

        In fiscal 2002, the compensation of Mr. Van Nevel was determined pursuant to the Van Nevel Agreement described in "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

By the Compensation Committee of the Board of Directors
Bernard Attal Robert H. Falk Marc J. Rowan

Summary Compensation Table

        The following table sets forth the compensation paid or awarded to the Chief Executive Officer ("CEO") of the Company and the other four most highly compensated executive officers of the Company at the end of the fiscal year (collectively, the "Named Executives") for services rendered in all capacities for the last three fiscal years.

	Annual Compensation					Long-Term Compensation Awards
Name/Principal Position	Year(a)	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options/SARs (#)	All Other Compensation ($)(f)
Luc Van Nevel(b) President, Director and Chief Executive Officer	2002 2001 2000	525,000 382,041 407,947	— 399,150 430,000	— 50,000 50,000	(e) (e)	— 20,000 200,000	68,255 78,645 167,763
Thomas R. Sandler President, Samsonite—the Americas	2002 2001 2000	350,000 325,000 325,000	— 148,225 170,000	— — —		— 10,000 125,000	13,635 11,452 43,037
Karlheinz Tretter(c) Managing Director, Samsonite Europe, N.V. and President, Samsonite Asia	2002 2001 2000	326,310 278,539 320,557	— 215,725 170,000	— — —		— 10,000 125,000	32,667 27,746 62,403
Richard H. Wiley Chief Financial Officer, Treasurer and Secretary	2002 2001 2000	300,000 275,000 243,750	— 116,463 120,000	— — —		— 10,000 130,000	15,889 13,657 15,101
Giuseppe Fremder(d) President and Managing Director Samsonite SpA	2002 2001 2000	189,302 182,134 209,684	— 86,082 96,455	— — —		— 6,000 6,000	— — —

(a)
Fiscal year ending January 31.

(b)
A portion of Mr. Van Nevel's cash compensation was paid in Belgian francs during fiscal 2001 and 2000. His salary, bonuses, and all other compensation amounts, to the extent denominated in Belgian francs ("BF"), have been translated to U.S. dollars at rates of BF43.74 and BF37.90 to the U.S. dollar for the years ended January 31, 2001 and 2000, respectively.

(c)
During fiscal 2002, Mr. Tretter's base salary was 365,000 euros. In fiscal 2001 and 2000, Mr. Tretter's base salary was paid in various European currencies equivalent to 300,147 euros. During fiscal 2002, 2001 and 2000, his salary and other compensation amounts, to the extent denominated in euros, have been translated to U.S. dollars at the rate of 0.894, 0.928 and 1.068 euros to the U.S. dollar, respectively.

(d)
In fiscal 2002, Mr. Fremder's base salary was paid in euros and has been translated to U.S. dollars at a rate of 0.894 euros to the U.S. dollar. In fiscal 2001 and 2000, Mr. Fremder's base salary and bonus were paid in Italian lira and have been translated to U.S. dollars at rates of 2,092.36 and 1,812.26 lira to the U.S. dollar, respectively.

(e)
Consists of amounts paid to Mr. Van Nevel to cover the cost of maintaining a second residence in Denver, Colorado.

(f)
Represents the following amounts paid by the Company for the benefit of each of the Named Executives:

Name	Year(i)	Company contribution to 401(k) Plan	Life insurance and medical insurance premium
Mr. Van Nevel(ii)	2002	$—	$—
Mr. Sandler	2002	5,163	8,472
Mr. Tretter(ii)	2002	—	—
Mr. Wiley	2002	5,163	10,726
Mr. Fremder	2002	—	—

(i)
Fiscal year ending January 31.

(ii)
Mr. Van Nevel and Mr. Tretter participate in an employee benefit arrangement available to employees of the Company located in Belgium and Germany, respectively, which combines retirement and life insurance benefits based on salary. An amount is contributed by the Company on behalf of such employees in order to purchase insurance contracts that contain both a life insurance and retirement pension provision. In fiscal 2002, $68,255 and $32,667 was contributed on behalf of Mr. Van Nevel and Mr. Tretter, respectively.

        There were no grants of stock options during fiscal 2002 to the Named Executives.

        The following table discloses, for the Named Executives, information regarding stock options that were held at January 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized $	Number of Securities Underlying Options/SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised in-the-money Options/SARs at Fiscal Year End ($) Exercisable/Unexercisable(a)
Mr. Van Nevel	—	—	190,619/168,000	—/—
Mr. Sandler	—	—	140,346/102,750	—/—
Mr. Tretter	—	—	96,689/102,750	—/—
Mr. Wiley	—	—	69,601/105,897	—/—
Mr. Fremder	—	—	23,756/13,439	—/—

(a)
Total value of options based on fair market value of common stock of $0.95 as of January 31, 2002. There were no awards under long-term incentive plans other than stock options to any Named Executives in fiscal 2002.

Directors' Compensation

        Each member of the Board of Directors of the Company, other than a director employed by the Company, is entitled to receive a fee of $25,000 per annum for serving on the Board of Directors. In 1996, the Company adopted the 1996 Directors' Stock Plan whereby Board members may elect to receive their fees in the Company's Common Stock rather than cash. During fiscal 2002, based on the elections of the directors, approximately 68% of the aggregate directors fees were paid solely in Company shares. In addition, directors are reimbursed for all reasonable travel and other expenses of attending meetings of the Board or a committee thereof.

Pension Plan Table

        The U.S. executives are participants in the Samsonite Employee Retirement Income Plan (the "Samsonite Pension Plan") and certain of the executives participate in the Supplementary Executive Retirement Plan (the "SERP"). The Samsonite Pension Plan is a qualified defined benefit plan which provides benefits to the participants retiring at normal retirement age calculated based on years of service and average compensation (as defined by the pension plan), net of offsets for Social Security benefits. The SERP, which is a nonqualified unfunded plan, was adopted on December 1, 1995 and provides to eligible executives retirement benefits on compensation and benefits in excess of Internal Revenue Code maximums for qualified plans.

        The following table shows the estimated hypothetical annual benefits payable pursuant to the Samsonite Pension Plan and the SERP to persons retiring at their normal retirement age in specified eligible compensation and years of service classifications.

	Years of Service
Remuneration
	15	20	25	30	35
$125,000	$23,648	$31,531	$39,414	$47,297	$55,677
150,000	29,273	39,031	48,789	58,547	68,802
175,000	34,898	46,531	58,164	69,797	81,927
200,000	40,523	54,031	67,539	81,047	95,052
225,000	46,148	61,531	76,914	92,297	108,177
250,000	51,773	69,031	86,289	103,547	121,302
300,000	63,023	84,031	105,039	126,047	147,552
400,000	74,273	99,031	123,789	148,547	173,802
450,000	74,273	99,031	123,789	148,547	173,802
500,000	74,273	99,031	123,789	148,547	173,802
550,000	74,273	99,031	123,789	148,547	173,802
600,000	74,273	99,031	123,789	148,547	173,802

        Compensation covered by the above Plans is total cash compensation paid, including any amount contributed under a Section 401(k) plan. The benefits shown above are payable on a life annuity basis and are not subject to any offset amounts.

        Mr. Sandler and Mr. Wiley have each accrued 6 years of service credit under the Samsonite Pension Plan and the SERP.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

        Luc Van Nevel.    The Company entered into an Executive Management Agreement, effective February 1, 2002 (the "Van Nevel Agreement") with Mr. Van Nevel for successive one-year periods ending on January 31, 2003 and each year thereafter, provided that the agreement shall automatically terminate on February 1, 2007 without notice or further action by Mr. Van Nevel or the Company. Under the Van Nevel Agreement, Mr. Van Nevel is obligated to devote full time to the affairs of the Company, except to the extent that he is required to provide services to Samsonite Europe N.V. ("Samsonite Europe") and its subsidiaries pursuant to the Consulting Agreement (described below). The Van Nevel Agreement provides for an annual base salary of $325,000. The Van Nevel Agreement provides that the Board may increase the base salary payable to Mr. Van Nevel. Mr. Van Nevel is entitled to receive an incentive bonus of up to $787,500 if the Company attains certain annual performance goals and Mr. Van Nevel completes certain annual projects prescribed by the Board. The Van Nevel Agreement provides that upon termination by the Company without Cause or by Mr. Van Nevel for Good Reason (each as defined in the Van Nevel Agreement), the Company is required to pay Mr. Van Nevel severance compensation of $500,000. In the event of termination, the incentive bonus is eligible to be paid if Mr. Van Nevel is employed through the end of the fiscal year in which the prescribed performance goals and annual projects were to be achieved. The Van Nevel Agreement provides that during Mr. Van Nevel's employment with the Company and for a period of one year thereafter (unless such employment is terminated by the Company without Cause or by the Executive with Good Reason), he shall not engage in any business activity that is in substantial competition with any of the businesses engaged in by the Company in any of the geographic areas in which business is conducted by the Company during the twelve months preceding the termination of employment.

        On February 1, 1998, Samsonite Europe entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement") with Mr. Van Nevel, which amends and restates a consulting agreement effective January 1, 1990 and amended and restated as of January 1, 1992. Under the Consulting Agreement, Mr. Van Nevel is required to provide consulting services to Samsonite Europe and certain of its subsidiaries. The Consulting Agreement provides for an annual consulting fee of 223,104 euro ($191,512 U. S. dollars at January 31, 2002). The Consulting Agreement may be terminated by Samsonite Europe with prior written notice. The notice period is based on a formula which takes into consideration, among other things, Mr. Van Nevel's age and length of service at the time the notice is given. If Samsonite Europe fails to give the required notice, the Consulting Agreement provides for the payment of liquidated damages equal to the aggregate consulting fee to which Mr. Van Nevel would have been entitled had the notice period been fully observed. Under certain circumstances, the termination of the Van Nevel Agreement will be deemed to be a termination of the Consulting Agreement by Samsonite Europe.

        On July 15, 1998, pursuant to the terms of the FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan"), Mr. Van Nevel was awarded options to purchase 40,000 shares of the Company's Common Stock at a price of $9.375 per share, the market price of the Common Stock at the date of the grant. The options, which were granted out of shares reserved for the 1995 Plan, have a ten year term. 20% of the options vest and become exercisable on the date of the grant and an additional 20% vest and become exercisable on the first, second, third, and fourth anniversaries of the date of grant. The options granted on July 15, 1998 vest and become exercisable upon a Change in Control, as defined in the option agreement. On March 24, 1999, Mr. Van Nevel was awarded options to purchase 40,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options vest and become exercisable on April 30, 2000 and an additional 20% vest and become exercisable on each April 30, 2001, 2002, 2003, and 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Van Nevel's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest. On February 8, 2000, Mr. Van Nevel was awarded options to purchase 20,000 shares of our common stock at $5.75 per share, the market value at the date of the grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options vested and became exercisable on April 30, 2001 and an additional 20% vest and become exercisable on each April 30, 2002, 2003, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Van Nevel's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Van Nevel was awarded options to purchase 160,000 shares of Common Stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Van Nevel remains continuously employed by the Company through that date.

        Effective as of May 15, 1996, the Company entered into an agreement with Mr. Van Nevel (the "Van Nevel Share Bonus Agreement") that provides for a stock bonus of 38,889 shares of Common Stock (the "Bonus Shares"). The Bonus Shares vest and are payable if Mr. Van Nevel remains continually employed by the Company through the earlier of the third anniversary of the date of the Van Nevel Share Bonus Agreement and the first anniversary of a Change of Control Event (as defined in the Van Nevel Share Bonus Agreement); provided that if Mr. Van Nevel's employment is terminated prior to such date (i) by reason of death, (ii) by the Company other than for Cause or Disability, (each as defined in the Van Nevel Bonus Shares Agreement), or (iii) by Mr. Van Nevel for Good Reason (as defined in the Van Nevel Bonus Shares Agreement), then notwithstanding such termination of employment, such Bonus Shares shall be payable not later than 30 days following such termination. In connection with the completion of the 1998 recapitalization in fiscal 2000, the Van Nevel Share Bonus Agreement awarding the Bonus Shares was amended to permit the tender of the Bonus Shares to the Company. As a result, the Company purchased for $40.00 per share 20,026 of the Bonus Shares from Mr. Van Nevel, representing the same percentage of shares accepted in the 1998 recapitalization from other stockholders. The remainder of the Bonus Shares vested May 15, 1999.

        Karlheinz Tretter.    The Company has entered into an Overall Agreement with Mr. Tretter, effective as of February 1, 1998. Pursuant to the Overall Agreement, Mr. Tretter will serve in a management position with Samsonite GmbH and will provide services to various subsidiaries of Samsonite Europe. Beginning February 1, 2001, the Overall Agreement provides for an annual salary of 365,000 euros (the equivalent of U.S. $313,315 at January 1, 2002), which may be increased at the discretion of the Company. Mr. Tretter is also entitled to receive an incentive bonus in an amount up to 75% of annual base salary if the Company attains certain annual performance goals and Mr. Tretter completes certain annual projects prescribed by the Board. The Overall Agreement provides that if the Company terminates Mr. Tretter's employment without Cause, or if Mr. Tretter terminates his employment for Good Reason (each as defined in the Overall Agreement), then the Company will be required to pay Mr. Tretter the greater of (i) the amount of indemnity which might be due under German local law and (ii) the lesser of (a) $500,000 less sums paid to Mr. Tretter for the non-competition covenant described below and (b) the amount of base compensation due under the Overall Agreement from the date of termination to its expiration date. The Overall Agreement provides that while working for the Company and for a period of one year thereafter, Mr. Tretter will not become active for another company which competes with the Company in Germany or Member States of the European Union. The Overall Agreement expires on March 31, 2003.

        As envisioned by the Overall Agreement, Mr. Tretter and Samsonite GmbH entered into an Employment Agreement (the "German Employment Agreement"), effective as of February 1, 1998, pursuant to which Mr. Tretter serves as Managing Director of Samsonite GmbH. That agreement calls for an annual base salary of 146,000 euros, which is part of and not in addition to the base salary payable under the Overall Agreement. Mr. Tretter's German Employment Agreement expires on March 31, 2003.

        When the Overall Agreement and the German Employment Agreement expire on March 31, 2003, Mr. Tretter and Samsonite GmbH have entered into an agreement for Mr. Tretter to continue rendering services to Samsonite GmbH and its affiliates, as Samsonite GmbH may designate from time to time, for a period of two years running from April 1, 2003 to March 31, 2005. The annual compensation payable under this agreement is 125,000 euros.

        On October 29, 1996, Mr. Tretter was granted options (the "Tretter Option Agreement") under the Company's 1995 Plan to purchase 28,659 shares of the Company's common stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a six-year term. One third of the options vest and become exercisable beginning January 31, 1997 and an additional one-third vest and become exercisable on January 31, 1998 and January 31, 1999. Under the agreement, if a Change in Control Event (as defined in the agreement) occurs and Mr. Tretter is terminated for any reason other than for Cause (as defined in the agreement), all the options granted shall immediately vest and become exercisable. On July 15, 1998, pursuant to the terms of the 1999 Plan, Mr. Tretter was awarded options to purchase 20,000 shares of the Company's common stock at a price of $9.375 per share, the market value at the date of the grant. The options, which were granted out of shares reserved for the Company's 1995 Plan, have a ten year term. 20% of the options vest and became exercisable on the date of grant and an additional 20% vest and become exercisable on the first, second, third and fourth anniversaries of the date of grant. The options granted on July 15, 1998 vest and become fully exercisable upon a Change in Control, as defined in the option agreement. On March 24, 1999, pursuant to the 1999 Plan, Mr. Tretter was awarded options to purchase 20,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options vest and become exercisable on April 30, 2000 and an additional 20% vest and become exercisable on each April 30, 2001, 2002, 2003, and 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Tretter's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which could pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest. On February 8, 2000, Mr. Tretter was awarded options to purchase 10,000 shares of our common stock at a price of $5.75 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options vest and became exercisable on April 30, 2001 and an additional 20% vest and become exercisable on each April 30, 2002, 2003, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Tretter's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which could pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Tretter was awarded options to purchase 105,000 shares of common stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Tretter remains continuously employed by the Company through that date.

        Thomas R. Sandler.    The Company entered into an employment agreement with Mr. Sandler effective as of June 15, 2001 (the "Sandler Agreement") for a term beginning on February 1, 2001 and continuing for successive one-year periods ending on January 31, 2002 and January 31 of each year thereafter; provided that the term shall end on the last day of a contract year if the Company gives Mr. Sandler written notice of its intention not to extend the agreement not less than six months prior to the end of a contract year. The Sandler Agreement provides for an annual salary of $350,000. Mr. Sandler is also entitled to receive an incentive bonus of up to 75% of annual base salary ($265,500 at February 1, 2002) if the Company attains certain annual performance goals and Mr. Sandler completes certain annual projects prescribed by the Board. The Sandler Agreement provides that the Board may increase the base salary payable to Mr. Sandler. The Sandler Agreement provides for participation of Mr. Sandler in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other Company executive officers in the United States. The Sandler Agreement provides that if the Company terminates Mr. Sandler's employment without Cause, or if Mr. Sandler terminates his employment for Good Reason (each as defined in the Sandler Agreement), then (1) the Company will be required to pay Mr. Sandler a sum equal to eighteen months of base salary; provided that in the event the Company has provided a timely notice of non-renewal, the amount of base salary paid between the date of the notice and the date of termination will be subtracted from the eighteen months of base salary and (2) until Mr. Sandler becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Sandler to continue to participate, for the number of months remaining in the term of the Sandler Agreement, in all Company medical and welfare benefit plans, provided such participation is permissible under the general terms and provisions of those plans. Mr. Sandler is eligible to receive the incentive bonus for any contract year only if he is employed through the end of the year. The Sandler Agreement provides that during Mr. Sandler's employment with the Company and for a period of one year thereafter, Mr. Sandler will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment.

        On October 29, 1996, Mr. Sandler was granted options under the Company's 1995 Plan to purchase 14,132 shares of the Company's Common Stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a six-year term. One third of the options vest and become exercisable beginning on January 31, 1997 and an additional one-third vest and become exercisable on January 31, 1998 and January 31, 1999. Under the agreement, if a Change in Control Event (as defined in the agreement) occurs, the options vest and become exercisable on the one-year anniversary of the Change in Control Event, provided that Mr. Sandler remains employed through such date. In addition, if Mr. Sandler's employment is terminated by the Company without Cause or by Mr. Sandler for Good Reason (each as defined in the agreement), all unvested options vest and become exercisable. On July 15, 1998, pursuant to the terms of the 1999 Plan, Mr. Sandler was awarded options to purchase 20,000 shares of the Company's common stock at a price of $9.375 per share, the market value at the date of grant. The options, which were granted out of shares reserved for the Company's 1995 Plan, have a ten year term. 20% of the options vest and become exercisable on the date of grant and an additional 20% vest and become exercisable on the first, second, third and fourth anniversaries of the date of grant. The options granted on July 15, 1998 vest and become fully exercisable upon a Change in Control, as defined in the option agreement. On March 24, 1999, Mr. Sandler was awarded options to purchase 20,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options vest and become exercisable on April 30, 2000 and an additional 20% vest and become exercisable on each April 30, 2001, 2002, 2003, and 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Sandler's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which could pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest. On February 8, 2000, Mr. Sandler was awarded options to purchase 10,000 shares of our common stock at a price of $5.75 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options vest and were exercisable on April 30, 2001 and an additional 20% vest and become exercisable on each April 30, 2002, 2003, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Sandler's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which could pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Sandler was awarded options to purchase 105,000 shares of common stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Sandler remains continuously employed by the Company through that date.

        Effective as of May 15, 1996, the Company entered into an agreement with Mr. Sandler (the "Sandler Share Bonus Agreement") that provides for a stock bonus of 38,889 shares of common stock (the "Bonus Shares"). The Bonus Shares vest and are payable if Mr. Sandler remains continually employed by the Company through the earlier of the third anniversary of the date of the Sandler Share Bonus Agreement and the first anniversary of a Change of Control Event (as defined in the Sandler Share Bonus Agreement); provided that if Mr. Sandler's employment is terminated prior to such date (i) by reason of death, (ii) by the Company other than for Cause or Disability, (each as defined in the Sandler Share Bonus Agreement), or (iii) by the executive for Good Reason, (as defined in the Sandler Share Bonus Agreement), then notwithstanding such termination of employment, such Bonus Shares shall be payable not later than 30 days following such termination. The Sandler Share Bonus Agreement also provides that if a Change of Control Event (as defined in the Sandler Share Bonus Agreement) occurs, all options to purchase common stock granted to Mr. Sandler prior to May 15, 1996 vest and become exercisable on the first anniversary of the date on which such event occurs (to the extent such options shall not have otherwise vested as of such first anniversary date), so long as Mr. Sandler remains continually employed by the Company through such first anniversary date. In connection with the completion of the 1998 recapitalization, the Sandler Share Bonus Agreement awarding the Bonus Shares was amended to permit the tender of the Bonus Shares to the Company. As a result, the Company purchased for $40.00 per share 20,026 of the Bonus Shares from Mr. Sandler, representing the same percentage of shares accepted in the 1998 recapitalization from other stockholders. The remainder of the Bonus Shares vested May 15, 1999.

        Richard H. Wiley.    The Company entered into an employment agreement with Mr. Wiley effective as of February 1, 2001 (the "Wiley Agreement") for successive one-year periods ending on January 31, 2002 and for each year thereafter; provided that the term shall end on the last day of a contract year if the Company gives Mr. Wiley written notice of its intention not to extend the agreement not less than six months from the end of a contract year. The Wiley Agreement provides for an annual base salary of $300,000. The Wiley Agreement provides that the Board may increase the base salary payable to Mr. Wiley. Mr. Wiley is also entitled to receive an incentive bonus of up to 75% of annual base salary ($225,000 at February 1, 2002) if the Company attains certain annual performance goals and Mr. Wiley completes certain annual projects prescribed by the Board. The Wiley Agreement provides for participation of Mr. Wiley in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other executive officers of the Company in the United States. The Wiley Agreement provides that if the Company terminates Mr. Wiley's employment without Cause, or if Mr. Wiley terminates his employment for Good Reason (each as defined in the Wiley Agreement), then (1) the Company will be required to pay Mr. Wiley a sum equal to eighteen months of base salary; provided that in the event the Company has provided a timely notice of non-renewal, the amount of base salary paid between the date of the notice and the date of termination will be subtracted from the eighteen months of base salary and (2) until Mr. Wiley becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Wiley to continue to participate, for the number of months remaining in the term of the Wiley Agreement, in all Company health and welfare benefit plans, provided such participation is permissible under the general terms and provisions of those plans. Mr. Wiley is eligible to receive the incentive bonus for any contract year only if he is employed through the end of the year. The Wiley Agreement provides that during Mr. Wiley's employment with the Company and for a period of one year thereafter, Mr. Wiley will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment.

        On October 29, 1996, Mr. Wiley was granted options under the Company's 1995 Plan to purchase 7,029 shares of the Company's common stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a ten-year term. 20% of the options vested and became exercisable on the first anniversary of the date of the grant and an additional 20% vest and become exercisable on the second, third, fourth and fifth anniversaries of the date of grant. The options granted on October 29, 1996 vest and become exercisable upon a Change of Control, as defined in the option agreement. On February 1, 1997, Mr. Wiley was granted options under the Company's 1995 Plan to purchase 5,732 shares of the Company's common stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a ten-year term. 20% of the options vest and became exercisable on the first anniversary of the date of the grant and an additional 20% vest and become exercisable on the second, third, fourth and fifth anniversaries of the date of grant. The options granted on February 1, 1997 vest and become exercisable upon a Change of Control, as defined in the option agreement. On July 15, 1998, pursuant to the terms of the 1999 Plan, Mr. Wiley was awarded options to purchase 15,000 shares of the Company's common stock at a price of $9.375 per share, the market value at the date of grant. The options, which were granted out of shares reserved for the Company's 1995 Plan, have a ten-year term. 20% of the options vested and became exercisable on the date of grant and an additional 20% vest and become exercisable on the first, second, third and fourth anniversaries of the date of grant. The options granted on July 15, 1998 vest and become exercisable upon a Change in Control, as defined in the option agreement. On March 24, 1999, Mr. Wiley was awarded options to purchase 25,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options vest and become exercisable on April 30, 2000 and an additional 20% vest and become exercisable on each April 30, 2001, 2002, 2003, and 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Wiley's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which could pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest. On February 8, 2000, Mr. Wiley was awarded options to purchase 10,000 shares of our common stock at a price of $5.75 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. 20% of the options became exercisable on April 30, 2001 and an additional 20% vest and become exercisable on each April 30, 2002, 2003, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Wiley's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then all options granted under this or any prior option agreement, which could pursuant to the terms of such options could vest at the time of a Change of Control termination, will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Wiley was awarded options to purchase 105,000 shares of common stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Wiley remains continuously employed by the Company through that date.

1995 Stock Option and Incentive Award Plan (the "1995 Plan")

        The Company has reserved 2,550,000 shares for issuance under the 1995 Plan. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the plan. Incentive stock options must be issued at exercise prices no less than the fair market value of the common stock at the date of the grant. Nonqualified options may be granted at exercise prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan will vest over a period of not more than ten years as determined by the Compensation Committee.

        At January 31, 2002, options for 1,686,610 shares were outstanding to various executive officers and other employees out of shares reserved for the 1995 Plan at option exercise prices ranging from $2.50 to $10.00 per share. As a result of the 1998 recapitalization in fiscal 1999 whereby the Company purchased 10,500,000 shares of Common Stock, the Company determined to allow holders of options to accept a $12.50 reduction of the option exercise prices or to voluntarily surrender such options to the Company and in exchange receive new options to purchase a reduced number of shares of common stock (which reflects the number of shares outstanding after the 1998 recapitalization) at exercise prices equal to the post Recapitalization trading price, with the same proportional vesting schedule as the options surrendered.

FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan")

        The Company has reserved 750,000 shares for issuance under the 1999 Plan. The 1999 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 1999 Plan is administered by the Compensation Committee which has full authority to determine, among other things, the persons to whom awards under the 1999 Plan will be made, the number of shares of common stock subject to the awards, and the specific terms and conditions applicable to awards. Stock options granted under the 1999 Plan will have an exercise period of not more than ten years. At January 31, 2002, options for 483,400 shares were outstanding to various executive officers and other employees out of shares reserved for the 1999 Plan at option prices ranging from $2.62 to $5.75 per share.

Compensation Committee Interlocks and Insider Participation

        No current or former officer of the Company served as a member of the Compensation Committee.

PERFORMANCE GRAPH

        The performance graph below compares the cumulative total return to stockholders from January 31, 1997 through January 31, 2002, for a holder of common stock against the cumulative total return of the Standard & Poor's Midcap 400 Index ("S&P Midcap 400") and a group of peer companies over the same period. However, in reviewing this graph, stockholders should keep in mind the possible affect that the limited trading in the common stock may have on the price of such stock and the fact that, in the Company's judgment, there are no directly comparable companies which are publicly traded. The stock price performance depicted in the performance graph is not necessarily indicative of future stock price performance.

        The performance graph assumes $100 was invested on January 31,1997 and is based on closing price for the Common Stock of $39.50 per share on January 31, 1997 and closing prices for the S&P Midcap 400 and the common stock of the members of the industry peer group on January 31, 1997. The cumulative total stockholder return is based on share price appreciation plus dividends. The performance index for Samsonite at January 31, 1999 includes the return to an investor for the 1998 recapitalization transaction completed in fiscal 1999. The performance data is presented in the graph and in the table which follows the graph.

	January 31, 1997	January 31, 1998	January 31, 1999	January 31, 2000	January 31, 2001	January 31, 2002
Samsonite	$100	$81	$61	$52	$27	$9
S&P Midcap 400	$100	$126	$147	$170	$211	$202
Peer Group	$100	$125	$122	$137	$138	$157

        During the year ended January 31, 2002, the peer group consists of the following publicly-held branded consumer durables manufacturers: Fortune Brands, Inc., Brunswick Corporation, The Black & Decker Corporation, Home Products International, Inc., Newell Rubbermaid Inc., and Salton Inc. Certain Peer Group companies presented in prior years have been replaced with new Peer Group companies due to changes in the ownership and capital structure of the Peer Group companies presented previously.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information about persons known to the Company to be the beneficial owner of more that 5% of the Common Stock, and as to the beneficial ownership of the Common Stock by each of the Company's directors and executive officers and all of the Company's directors and executive officers as a group, as of April 30, 2002. Except as otherwise indicated, to the knowledge of the Company, the persons identified below have sole voting and sole investment power with respect to shares they own of record.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
Apollo Investment Fund, L.P. c/o Apollo Advisors, L.P. 2 Manhattan Road Purchase, New York 10577	5,945,901	(a)	29.93%
Artemis America Partnership c/o RL&F Service Corporation Rodney Square P.O. Box 551 Wilmington, DE 19899	5,945,189	(b)	29.93%
CIBC Oppenheimer Corp. 425 Lexington Avenue New York, NY 10017	724,830	(c)	3.52%
Mark H. Rachesky MHR Fund Management 40 West 57th Street, 33rd Floor New York, New York 10019	61,261		*
Luc Van Nevel c/o Samsonite Europe N.V. Westerring 17 B-9700 Oudenaarde, Belgium	126,833	(d)	*
Thomas R. Sandler c/o Samsonite Corporation 11200 East 45th Avenue Denver, Colorado 80239	101,545	(e)	*
Karlheinz Tretter c/o Samsonite Europe N.V. Westerring 17 B-9700 Oudenaarde, Belgium	98,874	(f)	*
Richard H. Wiley c/o Samsonite Corporation 11200 East 45th Avenue Denver, Colorado 80239	70,011	(g)	*
Marc Matton c/o Samsonite Europe N.V. Westerring 17 B-9700 Oudenaarde, Belgium	35,757	(h)	*

Giuseppe Fremder Via S. Andrea 2 20121 Milan, Italy	55,565	(i)	*
L. C. Ross c/o Samsonite Corporation 11200 East 45th Avenue Denver, Colorado 80239	2,700	(j)	*
Bernard Attal Heights Enterprises LLC 545 Fifth Avenue, Suite 1108 New York, NY 10017	1,628		*
Leon D. Black 1301 Avenue of the Americas, 38th Floor New York, NY 10019	29,586	(k)	*
Robert H. Falk National Financial Partners 787 Seventh Avenue, 49th Floor New York, NY 10019	34,925	(k)	*
Robert L. Rosen National Financial Partners 787 Seventh Avenue, 49th Floor New York, NY 10019	29,586		*
Marc J. Rowan 1301 Avenue of the Americas, 38th Floor New York, NY 10019	29,586	(k)	*
Stephen J. Solarz APCO Worldwide 1615 L Street, N.W., Suite 900 Washington, DC 20036	65		*
Johan Tack Nevelse Warande 8 B 9830 Sint-Martens-Latem, Belgium	23,000		*
All Directors and Executive Officers as a group (15 persons)	700,922	(l)	3.46%

*
Less than 1.0%

(a)
The number of shares indicated does not include 5,945,189 shares held by Artemis America Partnership ("Artemis") which are subject to a Stockholders' Agreement and as to which beneficial ownership is disclaimed. See also (l) below.

(b)
The number of shares indicated does not include 5,945,901 shares held by Apollo Investment Fund, L.P. ("Apollo") which are subject to a Stockholders' Agreement and as to which beneficial ownership is disclaimed. See also (l) below.

(c)
Represents warrants to acquire common stock issued to purchasers of units consisting of 13f% Senior Redeemable Exchangeable Preferred Stock and Warrants to purchase Common Stock, which units were issued on June 24, 1998.

(d)
Includes options to purchase 104,000 shares of common stock exercisable as of April 30, 2002.

(e)
Includes options to purchase 72,382 shares of common stock exercisable as of April 30, 2002.

(f)
Includes options to purchase 86,909 shares of common stock exercisable as of April 30, 2002.

(g)
Represents options to purchase 70,011 shares of common stock exercisable as of April 30, 2002.

(h)
Represents options to purchase 35,757 shares of common stock exercisable as of April 30, 2002.

(i)
Includes options to purchase 29,595 shares of common stock exercisable as of April 30, 2002.

(j)
Represents options to purchase 2,700 shares of common stock exercisable as of April 30, 2002.

(k)
Does not include shares held by Apollo. Each of Messrs. Falk and Rowan, directors of the Company, together with Mr. Black, a director of the Company, who is also a director of Apollo Capital Management, Inc., the general partner of Apollo Advisors, L.P., disclaims beneficial ownership of the securities held by Apollo.

(l)
Excludes shares listed above for Apollo and Artemis. If such shares were included, the aggregate number of shares beneficially owned by all directors and executive officers as a group would be 12,592,012, representing 62.13% of the outstanding Common Shares; however, Apollo and Artemis have entered into a Stockholders' Agreement whereby to the extent their aggregate beneficial ownership exceeds 34%, they have agreed to vote shares representing ownership in excess of 34% in proportion to the votes of other stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION
By:	/s/ RICHARD H. WILEY Chief Financial Officer, Treasurer and Secretary
Date: August 6, 2002