Form 10-Q
period 2002-07-31
SAMSONITE CORP/FL
filed 2002-09-13
CIK 914478

Use these links to rapidly review the document
FORM 10-Q CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,865,573 shares of common stock, par value $.01 per share, as of September 10, 2002.

FORM 10-Q

CONTENTS

Important Notice:

        This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" starting on page 27.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of July 31, 2002 and January 31, 2002

(In thousands)

	July 31, 2002	January 31, 2002
Assets
Current assets:
Cash and cash equivalents	$16,394	69,390
Trade receivables, net of allowances for doubtful accounts of $6,991 and $6,211	72,166	56,067
Notes and other receivables	10,439	8,088
Inventories (Note 2)	136,406	149,204
Deferred income tax assets	4,073	3,296
Prepaid expenses and other current assets	18,434	16,970

Total current assets	257,912	303,015
Property, plant and equipment, net (Note 3)	115,633	113,317
Intangible assets, less accumulated amortization of $61,504 and $63,703 (Note 4)	99,142	99,741
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	12,617	13,791

	$485,304	529,864

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of July 31, 2002 and January 31, 2002

(In thousands)

	July 31, 2002	January 31, 2002
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term debt and current installments of long-term obligations (Note 5)	$55,937	15,193
Accounts payable	55,443	41,995
Accrued liabilities	82,481	76,073

Total current liabilities	193,861	133,261
Long-term obligations, less current installments (Note 5)	375,326	469,646
Deferred income tax liabilities	13,035	12,571
Other noncurrent liabilities	26,414	28,666

Total liabilities	608,636	644,144

Minority interests in consolidated subsidiaries	9,300	9,633
Senior redeemable preferred stock, aggregate liquidation preference of $306,309 and $286,115, net of discount and issuance costs of $8,117 and $8,629; 281,131 shares issued and outstanding	298,192	277,486
Stockholders' equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,365,573 and 30,344,413 shares issued; 19,865,573 and 19,844,413 shares outstanding)	304	303
Additional paid-in capital	490,310	490,283
Accumulated deficit	(474,827)	(440,932)
Accumulated other comprehensive loss	(26,611)	(31,053)

	(10,824)	18,601
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(430,824)	(401,399)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$485,304	529,864

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended July 31, 2002 and 2001

(In thousands, except per share data)

	Three Months Ended July 31,
	2002	2001
Net sales (Note 1E)	$187,077	199,888
Cost of goods sold	106,774	119,057

Gross profit	80,303	80,831
Selling, general and administrative expenses	59,698	63,655
Amortization of intangible assets	326	1,163

Operating income	20,279	16,013
Other income (expense):
Interest income	126	104
Interest expense and amortization of debt issue costs and premium	(11,841)	(11,961)
Other income (expense)—net (Note 6)	(5,813)	507

Income before income taxes and minority interest	2,751	4,663
Income tax expense	(3,443)	(2,087)
Minority interest in earnings of subsidiaries	(383)	(481)

Net income (loss)	(1,075)	2,095
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(10,525)	(9,216)

Net loss to common stockholders	$(11,600)	(7,121)

Net loss per common share—basic and diluted	$(0.58)	(0.36)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the six months ended July 31, 2002 and 2001

(In thousands, except per share data)

	Six Months Ended July 31,
	2002	2001
Net sales (Note 1E)	$347,566	391,978
Cost of goods sold	205,592	234,254

Gross profit	141,974	157,724
Selling, general and administrative expenses	116,008	127,550
Amortization of intangible assets	652	2,327
Asset impairment charge (Note 10)	300	—
Provision for restructuring operations (Note 10)	2,241	3,700

Operating income	22,773	24,147
Other income (expense):
Interest income	329	330
Interest expense and amortization of debt issue costs and premium	(23,859)	(24,250)
Other income (expense)—net (Note 6)	(7,602)	1,878

Income (loss) before income taxes, minority interest and extraordinary item	(8,359)	2,105
Income tax expense	(4,696)	(4,662)
Minority interest in earnings of subsidiaries	(134)	(1,365)

Loss before extraordinary item	(13,189)	(3,922)
Extraordinary item—gain on extinguishment of debt (Note 5)	—	1,044

Net loss	(13,189)	(2,878)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(20,706)	(18,131)

Net loss to common stockholders	$(33,895)	(21,009)

Income (loss) per common share—basic and diluted:
Loss before extraordinary item	$(1.71)	(1.11)
Extraordinary item	—	0.05

Net loss per share	$(1.71)	(1.06)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Loss
for the six months ended July 31, 2002

(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2002	$303	490,283	(31,053)	(440,932)		(420,000)
Net loss	—	—	—	(13,189)	(13,189)	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $596)	—	—	(895)	—	(895)	—
Reclassification of net losses to net income (net of income tax effect of $102)	—	—	586	—	586	—
Foreign currency translation adjustment	—	—	4,751	—	4,751	—

Comprehensive loss	—	—	—	—	$(8,747)	—

Issuance of 21,160 shares to directors for services	1	27	—	—		—
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	(20,706)		—

Balance, July 31, 2002	$304	490,310	(26,611)	(474,827)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2002 and 2001

(In thousands)

	Six Months Ended July 31,
	2002	2001
Cash flows provided by (used in) operating activities:
Net loss	$(13,189)	(2,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	—	(1,044)
Loss (gain) on disposition of fixed assets, net	171	(623)
Depreciation and amortization of property, plant and equipment	8,831	10,067
Amortization of intangible assets	652	2,327
Amortization of debt issue costs and premium	1,018	1,032
Provision for doubtful accounts	769	159
Provision for restructuring operations	2,241	3,700
Asset impairment charge	300	—
Pension and other post retirement benefit plan gains, net	(2,221)	(2,713)
Amortization of stock issued for services	28	88
Changes in operating assets and liabilities:
Trade and other receivables	(14,752)	(4,922)
Inventories	17,981	(11,312)
Prepaid expenses and other current assets	(823)	(3,676)
Accounts payable and accrued liabilities	11,978	(2,021)
Other adjustments—net	(1,359)	(1,195)

Net cash provided by (used in) operating activities	$11,625	(13,011)

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2002 and 2001

(In thousands)

	Six Months Ended July 31,
	2002	2001
Cash flows used in investing activities:
Purchases of property, plant and equipment	$(5,430)	$(7,027)
Proceeds from sale of assets held for sale and property and equipment	145	3,250
Other, net	—	(67)

Net cash used in investing activities	(5,285)	(3,844)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of short-term obligations	(6,179)	(1,144)
Net borrowings (payments) on long-term obligations	(51,824)	5,348
Other, net	(650)	785

Net cash provided by (used in) financing activities	(58,653)	4,989

Effect of exchange rate changes on cash and cash equivalents	(683)	(461)

Net decrease in cash and cash equivalents	(52,996)	(12,327)
Cash and cash equivalents, beginning of period	69,390	18,760

Cash and cash equivalents, end of period	$16,394	$6,433

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,071	$23,256

Cash paid during the period for income taxes	$2,609	$3,289

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

1.    General

  A.    Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company manufactures and distributes fashion oriented clothing and footwear in Europe, Asia and the United States and also operates a custom injection molding business in Canada.

  B.    Interim Financial Statements

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 2002 and results of operations for the three and six month periods ended July 31, 2002 and 2001. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

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

        Income (loss) from continuing operations before extraordinary item per common share and net income (loss) per share is computed based on a weighted average number of shares of common stock outstanding during the period of 19,859,748 and 19,790,137 for the six months ended July 31, 2002 and 2001, respectively, and 19,865,573 and 19,794,147 for the three months ended July 31, 2002 and 2001, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the six and three month periods ended July 31, 2002 and 2001 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 1,852,656 shares outstanding at July 31, 2002.

  E.    Royalty Revenues

        The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $9,161,000 and $12,062,000 for the six months ended July 31, 2002 and 2001, respectively, and $4,620,000 and $5,553,000 for the three months ended July 31, 2002 and 2001, respectively

  F.    Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with the requirements of Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

        The Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133; the Company records these instruments at fair market value and records realized and unrealized gains in Other Income (Expense)—Net.

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At July 31, 2002, cash flow hedges for forecasted foreign currency transactions extend until January 2003. The estimated amount of net gains from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $1,066,000, net of taxes. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

2.    Inventories

        Inventories consisted of the following:

	July 31, 2002	January 31, 2002
	(In thousands)
Raw Materials	$27,568	24,815
Work in Process	5,193	5,455
Finished Goods	103,645	118,934

	$136,406	149,204

3.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	July 31, 2002	January 31, 2002
	(In thousands)
Land	$11,200	10,739
Buildings	72,683	68,644
Machinery, equipment and other	140,890	132,184

	224,773	211,567
Less accumulated amortization and depreciation	(109,140)	(98,250)

	$115,633	113,317

4.    Intangible Assets

        Effective February 1, 2002, the Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

        Net loss and loss per share for the three and six month period ended July 31, 2001, adjusted to exclude amortization expense for goodwill and intangibles no longer amortized under SFAS 142, is as follows:

	Three months ended July 31, 2001	Six months ended July 31, 2001
	(In thousands)
Net loss:
Reported net loss to common stockholders before extraordinary item	$(7,121)	(22,053)
Amortization of goodwill and other intangibles	855	1,709

Adjusted net loss to common stockholders before extraordinary item	$(6,266)	(20,344)

Reported net loss to common stockholders	$(7,121)	(21,009)
Amortization of goodwill and other intangibles	855	1,709

Adjusted net loss to common stockholders	$(6,266)	(19,300)

Basic and diluted earnings per common share:
Reported net loss before extraordinary item	$(0.36)	(1.11)
Amortization of goodwill and other intangibles	0.04	0.08

Adjusted net loss before extraordinary item	$(0.32)	(1.03)

Reported net loss	$(0.36)	(1.06)
Amortization of goodwill and other intangibles	0.04	0.08

Adjusted net loss	$(0.32)	(0.98)

        Goodwill with a gross book value of $5.8 million ($2.9 million net of accumulated amortization) and the Samsonite and American Tourister tradenames with a gross book value of $107.0 million ($84.1 million net of accumulated amortization) are no long amortized beginning February 1, 2002. All of the Company's other intangible assets are subject to amortization. There were no acquisitions of intangible assets during the six months ended July 31, 2002. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company's intangible assets. The components of intangible assets which continue to be amortized were as follows (in thousands):

	July 31, 2002		January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$16,419	6,408	16,419	5,997
Licenses, patents and other	31,406	29,363	31,384	29,151

	$47,825	35,771	47,803	35,148

        Amortization expense for the net carrying amount of intangible assets at July 31, 2002 is estimated to be $1.3 million for the remainder of fiscal 2003, $1.3 million in fiscal 2004, $1.3 million in fiscal 2005, $1.2 million in fiscal 2006 and $0.9 million in fiscal 2007.

5.    Debt

        Debt consisted of the following:

	July 31, 2002	January 31, 2002
	(In thousands)
Senior Credit Facility(a)
Term loan	$81,599	78,267
Revolving credit	10,410	61,264
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	14,719	20,764
Capital lease obligations	1,142	1,151
Series B Senior Subordinated Notes(d)	532	532

Total debt	431,263	484,839
Less short-term debt and current installments of long-term obligations	(55,937)	(15,193)

Long-term obligations less current installments	$375,326	469,646

(a)
The Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Revolving Credit Facility and European Term Loan Facility mature on June 24, 2003. While it is the Company's intention to refinance or extend its Senior Credit Facility, the Company is uncertain of its ability to do so in the current commercial banking environment. As a result, the balances of these parts of the Senior Credit Facility, which are due within one year from July 31, 2002, totaling $45.8 million are classified as current liabilities as of July 31, 2002. The U.S. Term Loan Facility ($46.2 million at July 31, 2002) continues to be classified as a long-term obligation, excluding the current installment amount of $0.5 million. The U.S. term loan requires principal repayments in each of the first five years of 1.0% of the original principal balance and a principal repayment of 23.75% and 47.5% of the original principal balance in the sixth and seventh years, respectively, with the remaining unpaid balance due June 24, 2005. As of July 31, 2002, the Company had $6.0 million in letters of credit outstanding under the Senior Credit Facility.

  The Company is involved in ongoing negotiations with two investor groups regarding a potential deleveraging recapitalization transaction which includes refinancing the Company's Senior Credit Facility with new lenders. The Company has retained an investment banking firm to advise it on this and other opportunities to improve its debt and capital structure. No assurance can be given with respect to the timing or likelihood of entering into a definitive agreement or completing any possible transaction, including the replacement or extension of the Senior Credit Facility. If the Company cannot successfully complete a recapitalization transaction, including refinancing its Senior Credit Facility, it will consider all its other alternatives. Such alternatives could include seeking an extension of the current Senior Credit Facility with the current group of lenders or refinancing the facility with different lenders. No assurance can be given that the Company would be successful in obtaining such an extension or refinancing. Nonpayment of the principal amounts due on June 24, 2003 is a default under the Senior Credit Facility and could result in an acceleration of all amounts due thereunder. In addition, such a default under the Senior Credit Facility could result in any or all of the following: default under the Senior Subordinated Notes indenture and an acceleration of amounts due thereunder, a requirement to pay penalty dividends and to grant representation on the Company's board of directors to the senior redeemable preferred stockholders, and the Company's inability to meet its other obligations.

  At July 31, 2002, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $34.4 million at July 31, 2002), a pay rate of 5.01% and a receive rate based on Euribor of 3.43%. The swap agreement dated May 17, 2000 has a three-year term and reprices every three months. At July 31, 2002, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.06% and a receive rate based on Libor of 1.87%. The swap agreement is dated December 13, 2000 and expires December 13, 2002. The rate the Company receives reprices every three months.

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

(d)
The Series B Senior Subordinated Notes bear interest at 11 7/8% and have a maturity date of July 15, 2005.

6.    Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net gain (loss) from foreign currency forward delivery contracts	$(2,688)	782	(3,322)	2,781
Gain (loss) on disposition of fixed assets	(115)	(254)	(171)	623
Transactional exchange losses	(1,164)	(41)	(1,450)	(584)
Write-down of non-recoverable deferred financing costs	(1,000)	—	(1,000)	—
Other, net	(846)	20	(1,659)	(942)

	$(5,813)	507	(7,602)	1,878

7.    Employee Stock Options

        The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the January 31, 2002 Form 10-K for a description of such plans.

        At July 31, 2002, the Company had outstanding options for a total of 1,852,656 shares at option prices ranging from $2.62 to $10.00 per share. Options for 1,017,605 shares were exercisable at July 31, 2002 at a weighted average exercise price of $7.57 per share. There were no options exercised during the six months ended July 31, 2002.

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

        Segment information for the six-month and three-month periods ended July 31, 2002 and 2001 is as follows:

Six months ended July 31,	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2002
Revenues from external customers	$142,952	86,349	52,496	24,710	32,113	8,946	—	347,566
Intersegment revenues	$2,523	17,874	—	167	1,598	—	(22,162)	—
Operating income (loss)(a)	$15,857	(1,030)	647	(1,676)	6,055	2,881	39	22,773
Total assets	$194,376	93,651	20,757	41,653	35,686	262,700	(163,519)	485,304
2001
Revenues from external customers	$153,744	107,087	59,238	29,363	30,800	11,746	—	391,978
Intersegment revenues	$2,427	21,968	—	1	1,993	—	(26,389)	—
Operating income (loss) (a)	$19,390	(4,663)	(30)	840	5,194	3,457	(41)	24,147
Total assets	$182,942	127,155	24,209	54,330	33,132	264,558	(159,389)	526,937
Three months ended July 31,	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2002
Revenues from external customers	$76,323	46,685	29,180	14,252	16,174	4,463	—	187,077
Intersegment revenues	$1,537	9,579	—	79	1,053	—	(12,248)	—
Operating income (loss) (a)	$9,813	2,750	1,996	1,420	3,228	1,108	(36)	20,279
Total assets	$194,376	93,651	20,757	41,653	35,686	262,700	(163,519)	485,304
2001
Revenues from external customers	$74,418	55,648	32,222	16,495	15,801	5,304	—	199,888
Intersegment revenues	$824	10,220	—	—	1,249	—	(12,293)	—
Operating income (loss) (a)	$9,253	5	1,438	933	2,996	1,489	(101)	16,013
Total assets	$182,942	127,155	24,209	54,330	33,132	264,558	(159,389)	526,937

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

  The Company enters into forward foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the euro) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the six months ended July 31, 2002 and 2001, the Company had net gains (losses) from such transactions of $(3,322,000) and $2,781,000 respectively, which are included in nonoperating income (see Note 6). For the three months ended July 31, 2002 and 2001, the Company had net gains (losses) from such transactions of $(2,688,000) and $782,000, respectively.

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

10.  Asset Impairment Charge and Provision for Restructuring Operations

        The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002, which provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded during the six months ended July 31, 2002 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions which will be eliminated. In connection with these activities, the Company recorded a $0.3 million asset impairment to the carrying amount of machinery and equipment which will no long be used in production in Mexico City.

        The restructuring provision for the six months ended July 31, 2001 of $3.7 million relates to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 2002 ("fiscal 2003" or "current year") Compared to Three Months Ended July 31, 2001 ("fiscal 2002" or "prior year")

        General.    The Company analyzes its net sales and operations by the following divisions: (i) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) the "Americas" operations which include wholesale and retail sales and distribution operations and corporate headquarters in the United States, and "Other Americas" operations which includes operations in Canada, Mexico and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

        Results of European operations were translated from euros to U.S. dollars in fiscal 2003 and fiscal 2002 at average rates of approximately .923 and of .865 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 6.7% resulted in increases in reported sales, cost of sales and operating expenses in fiscal 2003 compared to fiscal 2002. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2003, the Company had a total net realized and unrealized loss from such instruments of $2.7 million included in Other Income (Expense)—Net. Realized losses on contracts closed during fiscal 2003 were $1.4 million. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments of $0.8 million included in Other Income (Expense)—Net. Realized gains on contracts closed during fiscal 2002 were $0.9 million. The Company estimates the positive impact on Operating Income from the year to year strengthening of the euro versus the U.S. dollar from the same quarter in the prior year to be approximately $0.6 million for the three months ended July 31, 2002. Fluctuations in European currency exchange rates can have an adverse effect on the Company's reported sales and can have an adverse effect on Operating Income; the Company may not be able to offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

        Net Sales.    Consolidated net sales declined from $199.9 million in fiscal 2002 to $187.1 million in fiscal 2003, a decline of $12.8 million, or 6.4%. Fiscal 2003 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2003 sales would have declined by $17.6 million, or approximately 8.8%.

        Sales from European operations increased from $74.4 million in fiscal 2002 to $76.3 million in fiscal 2003, an increase of $1.9 million. Without the effect of the exchange rate difference, Europe's fiscal 2003 sales would have declined by $2.9 million, or 3.9%. After experiencing two months of sales growth at the beginning of the quarter, sales declined in the last month of the quarter, due to slow economic conditions in certain European countries, particularly Germany. Sales of travel products (which comprise over 60% of total sales) declined 9% while business cases and casual bags increased 10% and 25%, respectively, compared to the prior year. The increase in casual bag sales is due primarily to the recent introduction of Lacoste casual bags in Europe.

        Sales from the Americas operations declined from $104.4 million in fiscal 2002 to $90.1 million in fiscal 2003, a decline of $14.3 million or 13.7%. U.S. Wholesale sales for the second quarter declined by $9.0 million or 16.2% from the prior year, retail sales declined by $3.0 million or 9.3%, and sales in the Other Americas operations declined by $2.2 million or 13.3% from the prior year. The decline in U.S. Wholesale sales is due primarily to lower sales to office superstores, discounters and traditional retailers (department and specialty stores). Offsetting these declines were increases in sales to the warehouse club channel and sales of backpacks through several distribution channels. Despite the decline in year-over-year sales, the U.S. Wholesale business continues to improve following the adverse effects on the travel industry and related business resulting from the September 11, 2001 terrorist attacks. Barring another significant economic event, future results are largely dependent on inventory stocking levels by our wholesale customers and the commitment of certain wholesale customers to maintaining a luggage category. U.S. Retail sales declined from $32.2 million in the prior year to $29.2 million in the second quarter of fiscal 2003 due to a comparable store sales decline of 6.8% and fewer stores open during fiscal 2003. In accordance with the Company's plan to reduce the number of retail stores, the Company closed a net 12 stores compared to the prior year which lowered sales by $0.8 million. The decline in sales of Other Americas is due to lower sales for all of the Other Americas countries except for Brazil.

        Second quarter sales from Asian operations of $16.2 million were $0.4 million higher than the prior year sales, an increase of 2.4%. The increase in sales of Asian operations is due to higher sales in Korea, Taiwan and China.

        Revenues from U.S. licensing operations declined from $5.4 million in fiscal 2002 to $4.5 million in fiscal 2003, a decline of $0.9 million. A decrease in revenues from the Japanese and other international licensees of $1.1 million was partially offset by an increase in revenues from U.S. licensees of $0.4 million. Licensing Revenues from non-luggage brands declined $0.2 million.

        Gross Profit.    Consolidated gross profit margin for fiscal 2003 increased by 2.5 percentage points from 40.4% in fiscal 2002 to 42.9% in fiscal 2003; adjusted for $0.5 million in fiscal 2003 and $1.9 million in fiscal 2002 of expenses incurred related to global restructuring activities, gross profit margin was 43.2% in fiscal 2003 and 41.4% in fiscal 2002.

        Gross margins from European operations declined by 1.2 percentage points from the prior year to 40.8% in fiscal 2003. Lower European gross margins are due to unfavorable purchase price variances from increased raw materials prices and the adverse effect of hedges on goods purchased in U.S. dollars with the strengthening of the euro in the current year.

        Gross margins for the Americas increased by 5.3 percentage points, from 35.5% in fiscal 2002 to 40.8% in fiscal 2003; adjusted for certain expenses incurred related to the Americas restructuring activities recorded in cost of goods sold, gross profit margins were 41.2% in fiscal 2003 and 37.3% in fiscal 2002. U.S. Wholesale gross profit margins improved from 26.4% in the prior year to 33.1% in the current year; 33.6% in the current year compared with 29.8% in the prior year after adjusting for the restructuring expenses described above. The improvement in gross profit margin as a percent of sales is primarily the result of savings from the restructuring of the Company's U.S. manufacturing operations in fiscal 2002. U.S. Retail gross profit margins improved from 50.5% in fiscal 2002 to 54.1% in fiscal 2003 due to higher selling prices, lower product costs and a favorable change in product sales mix. Other Americas gross profit margins improved from 36.5% in fiscal 2002 to 38.8% in fiscal 2003.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A declined by $4.0 million from fiscal 2002 to fiscal 2003. As a percent of sales, SG&A was 31.9% in fiscal 2003 and 31.8% in fiscal 2002.

        The decline in SG&A is due primarily to the decline in SG&A for the Americas, including corporate headquarters of $3.5 million, the decline in SG&A for Europe of $0.6 million and the decline in SG&A for U.S. Licensing operations of $0.1 million, partially offset by increased SG&A for Asia of $0.2 million. Within the Americas, SG&A declined for U.S. Retail by $1.0 million due to having fewer stores open during the quarter compared to the prior year. SG&A for corporate and U.S. Wholesale combined declined $1.6 million due to lower sales and marketing and freight expense to customers. Corporate and U.S. Wholesale fiscal 2003 and 2002 SG&A expense includes $1.8 million and $1.7 million of pension income, respectively. Annual pension income for Corporate and U.S. Wholesale is projected to be $6.1 million in fiscal 2003. Assuming little recovery before fiscal year-end, the Company believes that the declines in pension plan asset values that occurred during the quarter and the current interest rate environment will cause annual pension income to be reduced by approximately $3.0 to $4.0 million beginning in fiscal 2004. See "Liquidity and Capital Resources" included elsewhere herein for a discussion of potential pension plan funding requirements. SG&A for Other Americas operations decreased by $0.9 million.

        Amortization of intangible assets.    Amortization of intangible assets was lower than the prior year by $0.8 million at $0.3 million in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill and intangible assets which have an indefinite life under the provisions of SFAS No. 142. Additionally, during the fourth quarter of fiscal 2002, the Company wrote-off approximately $3.3 million in goodwill associated with its operations in Latin America. Due to the political unrest and severe economic decline in Argentina, it was determined that the entire amount of such goodwill had been impaired.

        Operating income.    Operating income increased to $20.3 million in fiscal 2003 compared to $16.0 million in fiscal 2002, an increase of $4.3 million or 26.9%. The increase is the net result of the reduction in SG&A of $4.0 million and amortization of intangibles of $0.8 million, partially offset by the decline in gross profit of $0.5 million.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances, and was approximately equal to the prior year at $0.1 million.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $12.0 million in fiscal 2002 to $11.8 million in fiscal 2003. Included in interest expense is amortization of debt issue costs of $0.5 million in both fiscal 2003 and fiscal 2002.

        Other income (expense)—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense)—net.

        Other Income (Expense)—Net changed from income of $0.5 million in the prior year to expense of $5.8 million in the current year. The change in Other Income (Expense)—Net is due to the unfavorable change in unrealized and realized gain (loss) from foreign currency exchange contracts of $3.5 million, an increase in foreign currency transactional exchange losses of $1.2 million (primarily the effect of exchange rate changes on foreign purchases of finished goods), an increase in expenses of $1.0 million due to the current year write down of non-recoverable costs associated with refinancing of the Company's Senior Credit Facility, and an increase in other expenses of $0.6 million.

        The Company has entered into certain forward foreign exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the positive impact on Operating Income from the year to year strengthening of the euro versus the U.S. dollar from the same quarter in the prior year to be approximately $0.6 million for the three months ended July 31, 2002. Offsetting the fiscal 2003 increase in Operating Income are net realized and unrealized losses from forward exchange contracts of $2.7 million which are included in Other Income (Expense)—Net. Realized losses on contracts closed during fiscal 2003 were $1.4 million; in fiscal 2002, net realized and unrealized gains were $0.8 million. Realized gains on contracts closed during fiscal 2002 were $0.9 million.

        Income tax expense.    Income tax expense increased from $2.1 million in fiscal 2002 to $3.4 million in fiscal 2003. The increase in income tax expense is due primarily to the increase in taxable income from European operations. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to pre-tax income and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Net income (loss).    The Company had a net loss in fiscal 2003 of $1.1 million compared to net income of $2.1 million in fiscal 2002. The change from net income to net loss of $3.2 million is caused by the net effect of the change from other income in fiscal 2002 to other expense in fiscal 2003, increased tax expense, higher operating earnings, lower interest expense and lower minority interest.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the original issue discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $1.3 million in dividends versus the prior year is due to the compounding effect of the dividend rate on previously issued or accrued share dividends. The Company's Board of Directors determined not to declare the March 15, 2002 and June 15, 2002 pay-in-kind dividends on the senior redeemable preferred stock totaling approximately $19.8 million. Undeclared dividends accrued or in arrears as of July 31, 2002 total $25.2 million.

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $7.1 million to $11.6 million. The net loss per common share increased from $0.36 per share to $0.58 per share.

Six Months Ended July 31, 2002 ("fiscal 2003" or "current year") Compared to Six Months Ended July 31, 2001 ("fiscal 2002" or "prior year")

        General.    Results of European operations were translated from euros to U.S. dollars in fiscal 2003 and 2002 at average rates of approximately .897 and .894 U.S. dollars to the euro, respectively, causing very little year-to-year difference in reported sales, cost of sales and other expenses because of exchange rate changes. The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2003, the Company had a total net realized and unrealized loss from such instruments of $3.3 million. Realized losses on contracts closed during fiscal 2003 were $1.4 million. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments of $2.8 million. Realized gains on contracts closed during fiscal 2002 were $1.0 million. The Company estimates the increase in operating income from the strengthening of the euro versus the U.S. dollar from the prior year to be approximately $0.2 million for the six months ended July 31, 2002, which was offset by losses realized on forward foreign exchange contracts.

        Net Sales.    Consolidated net sales declined from $392.0 million in fiscal 2002 to $347.6 million in fiscal 2003, a decline of $44.4 million or 11.3%. Fiscal 2003 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar.

        Sales from European operations declined from $153.7 million in fiscal 2002 to $143.0 million in fiscal 2003, a decline of $10.7 million. Expressed in the local European reporting currency (euros), fiscal 2003 sales declined by 7.4%, or the U.S. constant dollar equivalent of $11.4 million, compared to fiscal 2002. Europe's sales decline is due primarily to the negative economic effects on the travel industry and related businesses resulting from the September 11, 2001 terrorist attacks and slow economic conditions in certain European countries, particularly Germany. Sales of travel products declined 11%, sales of Samsonite black label products declined 38% and sales of business cases declined 1%. Offsetting these declines was an increase in casual bag sales of 35% due primarily to the recent introduction of Lacoste casual bags in Europe.

        Sales from the Americas operations declined from $195.7 million in fiscal 2002 to $163.6 million in fiscal 2003, a decline of $32.1 million or 16.4%. U.S. Wholesale sales for the current year declined by $20.7 million from the prior year, retail sales declined by $6.7 million, and sales in the other Americas operations decreased by $4.7 million, or 16.0% from the prior year. The decline in U.S. Wholesale sales is due primarily to lower sales to office super stores and traditional retailers. Lower sales of exclusive label product also contributed to the decline. Offsetting these declines was an increase in sales to the warehouse club channel and sales of backpacks through several distribution channels in the current year. The U.S. Wholesale business continues to be negatively impacted by the adverse effects on the travel industry and related businesses resulting from the September 11, 2001 terrorist attacks. Barring another significant economic event, future results are largely dependent on inventory stocking levels by our wholesale customers and the commitment of certain wholesale customers to maintaining a luggage category. U.S. Retail sales declined from $59.2 million in the prior year to $52.5 million in the current year due to a comparable store sales decline of 8.1% from the prior year and the planned closure of 12 stores compared to the prior year which lowered sales by $2.0 million.

        Current year sales from Asian operations were $1.3 million higher than the prior year sales, a 4.3% increase over the prior year. The increase in sales of Asian operations is due to higher sales in all of the Asian countries except for Singapore.

        Royalty revenues from licensing operations declined from $11.8 million in fiscal 2002 to $8.9 million in fiscal 2003, a decline of $2.9 million, or 24.6%. Declines in revenues of $1.5 million from the Japanese and other international licensees were partially offset by increases in revenues from U.S. licensees of $0.2 million. Licensing revenues from non-luggage brands declined $1.6 million due primarily to the sale of the McGregor trademark registrations in China, recorded in the prior year and the continued decline in revenues from aging non-luggage McGregor brands.

        Gross Profit.    Consolidated gross profit for fiscal 2003 declined from fiscal 2002 by $15.7 million to $142.0 million. Consolidated gross margin improved by 0.6 percentage points, from 40.2% in fiscal 2002 to 40.8% in fiscal 2003. Excluding restructuring expenses of $3.1 million in fiscal 2003 and $2.9 million in fiscal 2002 recorded in cost of goods sold, gross profit margins were 41.7% in fiscal 2003 and 41.0% in fiscal 2002.

        Gross margins for European operations decreased 1.0 percentage points from the prior year to 39.7% in fiscal 2003. Lower European gross margins are due to unfavorable purchase price variances from increased raw materials prices and the adverse effect of hedges on goods purchased in U.S. dollars with the strengthening of the euro in the current year.

        Gross margins for the Americas improved by 1.6 percentage points, from 35.6% in fiscal 2002 to 37.2% in fiscal 2003, adjusted for expenses incurred related to restructuring activities in fiscal 2003, the Americas gross profit margin was 41.8% in fiscal 2003 compared with 37.1% in fiscal 2002. U.S. Wholesale gross profit margins improved from 27.2% in the prior year to 27.8% in the current year. Excluding restructuring expenses of $2.1 million in fiscal 2003 and $3.0 million in fiscal 2002 recorded in cost of goods sold, gross profit margins were 30.2% in fiscal 2003 and 29.9% in fiscal 2002. The improvement in gross profit margin as a percent of sales is primarily the result of savings from the restructuring of the Company's U.S. manufacturing operations in fiscal 2002. U.S. Retail gross profit margins improved from 50.4% in fiscal 2002 to 53.3% in fiscal 2003 due primarily to higher selling prices, lower product costs and a favorable change in sales product mix.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A declined by $11.5 million from fiscal 2002 to fiscal 2003. As a percent of sales, SG&A was 33.4% in fiscal 2003 and 32.5% in fiscal 2002.

        The decline in SG&A is due primarily to a decline in SG&A for the Americas, including corporate headquarters, of $9.5 million, a decline in SG&A for Europe of $2.3 million and a decline in SG&A for U.S. Licensing of $0.2 million, partially offset by an increased SG&A for Asia of $0.5 million. SG&A for Europe in local currency declined 5.9% due primarily to lower variable selling costs associated with lower sales and lower advertising costs. Within the Americas, SG&A declined for U.S. Retail by $2.4 million. SG&A for Corporate and U.S. Wholesale combined declined $5.4 million due primarily to lower costs for sales and marketing, dealer and national advertising, lower freight to customers, lower general and administrative costs. Corporate and U.S. Wholesale fiscal 2003 and 2002 SG&A expense includes $3.1 million and $3.4 million of pension income, respectively. Annual pension income for Corporate and U.S. Wholesale is projected to be $6.1 million in fiscal 2003. Assuming little recovery before fiscal year-end, the Company believes that the declines in pension plan asset values that occurred during the quarter and the current interest rate environment will cause annual pension income to be reduced by approximately $3.0 to $4.0 million beginning in fiscal 2004. See "Liquidity and Capital Resources" included elsewhere herein for a discussion of potential pension plan funding requirements. SG&A for Other Americas operations declined $1.7 million.

        Amortization of intangible assets.    Amortization of intangible assets was lower than the prior year by $1.7 million at $0.7 million in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill and intangible assets which have an indefinite life under the provisions of SFAS No. 142. Additionally, during the fourth quarter of fiscal 2002, the Company wrote-off of $3.3 million in goodwill associated with its operations in Latin America. Due to the political unrest and severe economic decline in Argentina, it was determined that the entire amount of such goodwill had been impaired.

        Asset Impairment Charge and Provision for Restructuring Operations.    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002, which provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import some of its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded in the first quarter of fiscal 2003 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions which will be eliminated. In connection with these activities, the Company recorded a $0.3 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production in Mexico City. Additional costs of $0.5 million related to the fiscal 2003 Mexico City restructuring, which cannot be accrued in the initial restructuring charge under generally accepted accounting principles, were expenses in cost of sales in the six months ended July 31, 2002. Annual operating cost savings from the fiscal 2003 Mexico City restructuring are expected to be approximately $1.8 million beginning in fiscal 2004.

        The fiscal 2002 restructuring provision of $3.7 million relates to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations.

        Operating income.    Operating income declined from the prior year to $22.8 million in fiscal 2003 compared to $24.1 million in fiscal 2002, a decline of $1.3 million. The decline is a result of the decline in gross profit of $15.7 million and the increase in asset impairment charge of $0.3 million, partially offset by the decline in provision for restructuring operations of $1.5 million, lower SG&A of $11.5 million and lower amortization of intangibles of $1.7 million.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Interest income is approximately equal to the prior year at $0.3 million.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $24.3 million in fiscal 2002 to $23.9 million in fiscal 2003. As of July 31, 2002, over 75% of the Company's debt was in fixed rate instruments. Included in interest expense is amortization of debt issue costs of $1.0 million in both fiscal 2003 and fiscal 2002.

        Other income (expense)—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

        Other Income (Expense)—Net changed from income of $2.1 million in fiscal 2002 to expense of $7.6 million, a net change of $9.7 million. The change in Other Income (Expense)—Net is due to the unfavorable change in unrealized and realized gain (loss) from foreign currency exchange contracts of $6.1 million, the unfavorable change in gain (loss) on sale of fixed assets of $0.8 million, the increase in realized and unrealized foreign currency transactional exchange losses of $0.9 million, and an increase in expenses of $1.0 million due to the current year write down of non-recoverable costs associated with refinancing the Company's Senior Credit Facility, and an increase in other expenses of $0.9 million.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the increase in operating income from the strengthening of the euro versus the U.S. dollar from the same period in the prior year to be approximately $0.2 million for the six months ended July 31, 2003. Other Income (Expense)—Net for fiscal 2003 includes net realized and unrealized losses from forward exchange contracts of $3.3 million. Realized losses on contracts closed during fiscal 2003 were $1.4 million. During fiscal 2002, the Company had net realized and unrealized gains on such instruments of $2.8 million. Realized gains on contracts closed during fiscal 2002 were $1.0 million.

        Income tax expense.    Income tax expense was approximately equal to the prior year at $4.7 million in fiscal 2003. The relationship between the expected income tax expense or benefit computed by applying the U.S. statutory rate to pre-tax income or loss and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Extraordinary gain.    During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of its 10:% Senior Subordinated Notes. The difference between the principal amount of the notes and the amount at which they were repurchased by the Company in fiscal 2002 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item.

        Net loss.    The Company had a net loss in fiscal 2003 of $13.2 million compared to a net loss in fiscal 2002 of $2.9 million. The increase in the net loss from the prior year of $10.3 million is caused by the effect of the decline in operating income, the change in Other Income (Expense)—Net, and the reduction in extraordinary gain, partially offset by the decline in interest expense and minority interest in earnings of subsidiaries.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $2.6 million in dividends versus the prior year is due to the compounding effects of the dividend rate on previously issued or accrued share dividends. The Company's Board of Directors determined not to declare the March 15, 2002 and June 15, 2002 pay-in-kind dividends on the senior redeemable preferred stock totaling approximately $19.8 million. Undeclared dividends accrued or in arrears as of July 31, 2002 total $25.2 million

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $21.0 million to $33.9 million; the net loss per common share increased from $1.06 per share to $1.71 per share.

Liquidity and Capital Resources

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by (used in) operating activities increased by $24.6 million compared with the prior year primarily as a result of the decline in inventory balances and the increase in accounts payable and accrued liabilities. During the period immediately succeeding September 11, 2001, the Company reduced expenses and scaled back purchasing in response to the slower business climate and reduction in sales following the terrorist attacks. The increase in accounts payable and accrued liabilities reflects a return to a higher level of purchasing activity since January 31, 2002. At July 31, 2002, the Company had current assets in excess of current liabilities of $64.1 million compared to $169.8 million at January 31, 2002, a decline of $105.7 million. Net of exchange rate effects, current assets declined by $45.1 million primarily due to a decrease in cash of $53.0 million and a decrease in inventories of $12.8 million, offset by an increase in receivables of $18.5 million and an increase in deferred income taxes and other current assets of $2.2 million. The decline in cash balances is due primarily to the repayment of revolving credit advances using excess cash. The Company uses an internal measurement referred to as "consolidated net working capital efficiency" to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company's consolidated net working capital efficiency worsened slightly from 26.0% for the twelve month period ended July 31, 2001 to 26.2% for the twelve month period ended July 31, 2002, but improved from 27.1% at January 31, 2002.

        Long-term obligations (including current installments) decreased from $472.4 million at January 31, 2002 to $378.5 million at July 31, 2002, a decrease of $93.9 million. As discussed in Note 5(a) to the accompanying consolidated financial statements, the revolving credit facility of $70 million ($10.4 million drawn as of July 31, 2002) and the European term loan facility ($35.4 million at July 31, 2002) portions of the Senior Credit Facility mature on June 24, 2003. While it is the Company's intention to refinance or extend its Senior Credit Facility, without the successful completion of the potential deleveraging recapitalization transaction discussed below, the Company is uncertain of its ability to successfully refinance or extend the facility in the current commercial banking environment. As a result, the drawn balances of these portions of the Senior Credit Facility, which are due within one year from July 31, 2002, totaling $45.8 million are classified as current liabilities as of July 31, 2002. The U.S. term loan facility ($46.2 million at July 31, 2002) matures on June 24, 2005 and continues to be classified as a long-term obligation, excluding the current installment amount of $0.5 million. At July 31, 2002, the Company had approximately $6.0 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $53.6 million. Additional borrowings under the Senior Credit Facility are subject to the Company's ability to meet and maintain certain financial ratios.

        The Company is involved in ongoing negotiations with two investor groups regarding a potential deleveraging recapitalization transaction which includes refinancing the Company's Senior Credit Facility with new lenders. The Company has retained an investment banking firm to advise it on this and other opportunities to improve its debt and capital structure. No assurance can be given with respect to the timing or likelihood of entering into a definitive agreement or completing any possible transaction, including the replacement or extension of the Senior Credit Facility. If the Company cannot successfully complete a recapitalization transaction, including refinancing its Senior Credit Facility, it will consider all its other alternatives. Such alternatives could include seeking an extension of the current Senior Credit Facility with the current group of lenders or refinancing the facility with different lenders. No assurance can be given that the Company would be successful in obtaining such an extension or refinancing. Nonpayment of the principal amounts due on June 24, 2003 is a default under the Senior Credit Facility and could result in an acceleration of all amounts due thereunder. In addition, such a default under the Senior Credit Facility could result in any or all of the following: default under the Senior Subordinated Notes indenture and an acceleration of amounts due thereunder, a requirement to pay penalty dividends and to grant representation on the Company's board of directors to the senior redeemable preferred stockholders, and the Company's inability to meet its other obligations.

        The Company's only significant off-balance sheet financing arrangements as of July 31, 2002 are noncancellable capital lease agreements and noncancellable operating lease agreements, primarily for retail floor space rental. See note 8(d) to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 for future minimum payments under noncancellable leases. Additionally, the Company's lenders have issued letters of credit totaling $8.0 million as of July 31, 2002 which expire at various dates in fiscal 2003 and 2004.

        Due to recent declines in stock market valuations and the current interest rate environment, in future periods the Company may be required to make cash contributions into its U.S. pension plan. The Company estimates that it may be required to make cash contributions to the U.S. pension plan ranging between $2 million per year and $11 million per year beginning as early as fiscal 2004. Total contributions required during the five fiscal years ending January 31, 2008 could approximate $20 to $30 million. The Company has prepared these estimates based on what it believes are reasonable assumptions related to expected future rates of return on pension assets and interest rates. Actual cash contributions required to be made to the U.S. pension plan could vary significantly from these estimates based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable. The United States Congress is considering legislation to provide some relief from increased pension plan funding requirements, which could reduce these estimated future funding amounts. There can be no assurance that such legislation will be enacted, or if it is enacted, that it will provide a significant reduction to the aforementioned pension funding requirement estimates.

        The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2003 operations through July 31, 2002, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities, including emerging market credit facilities, will be adequate to fund operating requirements and expansion plans through the maturity date of the revolving credit and European term loan facility on June 24, 2003. The Company's results of operations and cash flows are particularly sensitive to any events which adversely affect the travel industry and could therefore be adversely affected by another major terrorist attack, an invasion of Iraq by the United States, or any other event that has the impact of restricting or reducing travel.

        The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into forward foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

        The Company believes that disclosure of its operating earnings before interest, taxes, depreciation and amortization, as further adjusted to exclude goodwill and asset impairment charges and restructuring charges and expenses plus currency hedge gains or losses realized in cash ("Adjusted EBITDA"), provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA, or derivations thereof, in a different manner than the Company. Adjusted EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, amortization, and restructuring charges and expenses, and should not be considered in isolation to or as a substitute for other measures of performance. Adjusted EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, minority interest in earnings of subsidiaries, senior redeemable preferred stock dividends and certain items of other income and expense. Adjusted EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures to replace fixed assets, working capital, and other commitments and contingencies. Neither EBITDA nor Adjusted EBITDA is an accounting term and neither is used in generally accepted accounting principles. The following is a summary of the Company's calculation of Adjusted EBITDA for the three and six months ended July 31, 2002 and 2001:

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Operating income	$20,279	16,013	22,773	24,147
Depreciation expense	4,483	4,797	8,831	10,067
Amortization and impairment of intangible assets	326	1,163	652	2,327
Asset impairment charges and restructuring charges and expenses	492	1,846	5,629	6,698
Realized gains (losses) on foreign currency forward contracts	(1,411)	871	(1,396)	1,009

Adjusted EBITDA	$24,169	24,690	36,489	44,248

Critical Accounting Policies

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2002. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Effect of Recently Issued Accounting Standards

        Effective February 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-fixed Assets." The effect of adopting SFAS No. 144 on the Company's financial statements was not material.

        Effective for fiscal years beginning after May 15, 2002, the Financial Accounting Standards Board has issued SFAS No. 145, which rescinds SFAS No. 4, No. 44, and 64 and amends SFAS No. 13. The Company does not expect the effect of adopting SFAS No. 145 on the Company's financial statements to be material.

        The Financial Accounting Standards Board has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities (commonly referred to as restructuring activities) that are initiated after December 15, 2002. The Company does not expect the effect of adopting SFAS 146 on the Company's financial statements to be material.

Forward Looking Statements

        Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," AQuantitative and Qualitative Disclosures About Market Risk" and other places in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can often be recognized by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause our actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the impact of the September 11, 2001 events on economic, political and public safety conditions that impact consumer confidence and spending and the possibility of additional terrorist attacks or related events; general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

        The forward-looking information referred to above includes, but is not limited to, estimated annual cost savings resulting from the restructuring activities described herein. In addition to the risks, uncertainties and other factors referred to above which may cause actual amounts to differ materially from estimated amounts, such estimates of annual cost savings are based on various factors and were derived utilizing numerous important assumptions, including achieving estimated reductions in the number of total employees within anticipated time frames and at currently projected severance cost levels, while maintaining work flow in the business areas affected. In addition, unanticipated increases in labor and material costs could adversely affect the Company's projected cost savings. The failure of the Company's assumptions to be realized may cause the actual annual cost savings to differ materially from the estimates.

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

        At July 31, 2002, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $65.0 million compared to approximately $42.0 million at January 31, 2002. During the six and three months ended July 31, 2002, the Company had recorded unrealized losses from forward foreign exchange contracts to reduce foreign currency expense related to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in euros) and inter-company royalty payments of $1.9 million and $1.3 million, respectively. The ultimate realization of such amounts is subject to fluctuations in the exchange rate of the U.S. dollar against the euro.

        If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the six month period ended July 31, 2002 would be approximately $6.3 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

        The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2002 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2002, the quoted market price of these notes was $68 per $100 of principal; at July 31, 2002, the quoted market price of these notes was $80 per $100 of principal.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

        The Company is a party to various legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 2 Changes in Securities

        None.

Item 3 Defaults Upon Senior Securities

        None.

Item 4 Submission of Matters to a Vote of Security Holders

        At the Company's regular annual meeting of shareholders held on June 18, 2002, the Company's stockholders elected directors and approved the proposal to ratify the appointment of KPMG LLP as independent auditors.

        Robert Rosen, Marc Rowan and Stephen Solarz were elected as directors. Voting on the directors was as follows: Robert Rosen—17,574,392 for, 46,007 withheld; Marc Rowan—17,549,804 for, 70,595 withheld; and Stephen Solarz—17,544,513 for, 75,886 withheld.

        The proposal to approve and ratify the appointments of KPMG LLP as independent auditors of the Company and its subsidiaries for fiscal 2003 was approved (17,596,944 for, 14,489, against, 8,966 abstentions).

Item 5 Other Information

        None.

Item 6 Exhibits and Reports on Form 8-K

(a)
See Exhibit Index.

(b)
Reports on Form 8-K:

  Report dated May 6, 2002
  Item 5. Other Events

  Report dated July 25, 2002
  Item 5. Other Events

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
	By	/s/ RICHARD H. WILEY
		Name:	Richard H. Wiley
		Title:	Chief Financial Officer, Treasurer and Secretary
Date: September 13, 2002

CERTIFICATIONS

I, Luc Van Nevel, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Samsonite Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

	By	/s/ LUC VAN NEVEL
		Name:	Luc Van Nevel
		Title:	Chief Executive Officer, President and Director
Date: September 13, 2002

CERTIFICATIONS

I, Richard H Wiley, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Samsonite Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

	By	/s/ RICHARD H. WILEY
		Name:	Richard H. Wiley
		Title:	Chief Financial Officer, Treasurer and Secretary
Date: September 13, 2002

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
4.4	Indenture, in respect of the 13 7/8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(4)
4.5	Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York.(4)
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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