Form 10-Q
period 2002-10-31
SAMSONITE CORP/FL
filed 2002-12-16
CIK 914478

Use these links to rapidly review the document
FORM 10-Q CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
OR
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
Not Applicable (Former name, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,865,573 shares of common stock, par value $.01 per share, as of December 12, 2002.

FORM 10-Q
CONTENTS

Important Notice:

        This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements".

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2002 and January 31, 2002

(In thousands)

	October 31, 2002	January 31, 2002
Assets
Current assets:
Cash and cash equivalents	$15,715	69,390
Trade receivables, net of allowances for doubtful accounts of $7,207 and $6,211	78,699	56,067
Notes and other receivables	14,944	8,088
Inventories (Note 2)	140,520	149,204
Deferred income tax assets	3,864	3,296
Prepaid expenses and other current assets	19,139	16,970

Total current assets	272,881	303,015
Property, plant and equipment, net (Note 3)	112,283	113,317
Intangible assets, less accumulated amortization of $61,864 and $63,703 (Note 4)	98,878	99,741
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	12,192	13,791

	$496,234	529,864

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2002 and January 31, 2002

(In thousands, except share data)

	October 31, 2002	January 31, 2002
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term debt and current installments of long-term obligations (Note 5)	$52,987	15,193
Accounts payable	55,286	41,995
Accrued liabilities	90,539	76,073

Total current liabilities	198,812	133,261
Long-term obligations, less current installments (Note 5)	373,215	469,646
Deferred income tax liabilities	12,956	12,571
Other noncurrent liabilities	27,349	28,666

Total liabilities	612,332	644,144

Minority interests in consolidated subsidiaries	9,589	9,633
Senior redeemable preferred stock, aggregate liquidation preference of $316,934 and $286,115, net of discount and issuance costs of $7,860 and $8,629; 281,131 shares issued and outstanding	309,074	277,486
Stockholders' equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,365,573 and 30,344,413 shares issued; 19,865,573 and 19,844,413 shares outstanding)	304	303
Additional paid-in capital	490,310	490,283
Accumulated deficit	(478,132)	(440,932)
Accumulated other comprehensive loss	(27,243)	(31,053)

	(14,761)	18,601
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(434,761)	(401,399)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$496,234	529,864

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended October 31, 2002 and 2001

(In thousands, except per share data)

	Three Months Ended October 31,
	2002	2001
Net sales (Note 1E)	$201,946	190,868
Cost of goods sold	117,116	114,349

Gross profit	84,830	76,519
Selling, general and administrative expenses	62,477	64,303
Amortization of intangible assets	352	1,183
Asset impairment charge (Note 10)	196	—

Operating income	21,805	11,033
Other income (expense):
Interest income	176	135
Interest expense and amortization of debt issue costs and premium	(11,956)	(12,354)
Other income (expense)—net (Note 6)	(518)	(1,697)

Income (loss) before income taxes and minority interest	9,507	(2,883)
Income tax expense	(1,164)	(2,620)
Minority interest in earnings of subsidiaries	(767)	(307)

Net income (loss)	7,576	(5,810)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(10,881)	(9,526)

Net loss to common stockholders	$(3,305)	(15,336)

Weighted average common shares outstanding—basic and diluted	19,866	19,819

Net loss per common share—basic and diluted	$(0.17)	(0.77)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the nine months ended October 31, 2002 and 2001

(In thousands, except per share data)

	Nine Months Ended October 31,
	2002	2001
Net sales (Note 1E)	$549,512	582,846
Cost of goods sold	322,707	348,604

Gross profit	226,805	234,242
Selling, general and administrative expenses	178,484	191,854
Amortization of intangible assets	1,004	3,509
Asset impairment charge (Note 10)	496	—
Provision for restructuring operations (Note 10)	2,241	3,700

Operating income	44,580	35,179
Other income (expense):
Interest income	504	465
Interest expense and amortization of debt issue costs and premium	(35,815)	(36,604)
Other income (expense)—net (Note 6)	(8,120)	181

Income (loss) before income taxes and minority interest	1,149	(779)
Income tax expense	(5,860)	(7,282)
Minority interest in earnings of subsidiaries	(901)	(1,671)

Loss before extraordinary item	(5,612)	(9,732)
Extraordinary item—gain on extinguishment of debt (Note 5)	—	1,044

Net loss	(5,612)	(8,688)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(31,588)	(27,658)

Net loss to common stockholders	$(37,200)	(36,346)

Weighted average common shares outstanding—basic and diluted	19,862	19,800

Income (loss) per common share—basic and diluted:
Loss before extraordinary item	$(1.87)	(1.89)
Extraordinary item	—	0.05

Net loss	$(1.87)	(1.84)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

and Comprehensive Loss for the nine months ended October 31, 2002

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Treasury Stock
Balance, February 1, 2002	$—	303	490,283	(31,053)	(440,932)		(420,000)
Net loss	—	—	—	—	(5,612)	(5,612)	—
Net unrealized gain (loss) on cash flow hedges (net of income tax effect of $503)	—	—	—	(1,124)	—	(1,124)	—
Reclassification of net losses to net income (net of income tax effect of $264)	—	—	—	1,109	—	1,109	—
Foreign currency translation adjustment	—	—	—	3,825	—	3,825	—

Comprehensive loss						$(1,802)

Issuance of 21,160 shares to directors for services	—	1	27	—	—		—
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	—	(31,588)		—

Balance, October 31, 2002	$—	304	490,310	(27,243)	(478,132)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the nine months ended October 31, 2002 and 2001

(In thousands)

	Nine Months Ended October 31,
	2002	2001
Cash flows provided by operating activities:
Net loss	$(5,612)	(8,688)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	—	(1,044)
Loss (gain) on disposition of fixed assets, net	225	(639)
Depreciation and amortization of property, plant and equipment	13,441	14,708
Pension and other post-retirement benefit plan gains	(3,298)	(3,831)
Amortization of intangible assets	1,004	3,509
Amortization of debt issue costs and premium	1,528	1,544
Provision for doubtful accounts	1,130	303
Provision for restructuring operations	2,241	3,700
Asset impairment charge	496	—
Stock issued for services	28	125
Changes in operating assets and liabilities:
Trade and other receivables	(26,982)	4,437
Inventories	13,671	(9,276)
Prepaid expenses and other current assets	(1,171)	(1,617)
Accounts payable and accrued liabilities	23,109	10,392
Other adjustments—net	(2,033)	512

Net cash provided by operating activities	$17,777	14,135

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the nine months ended October 31, 2002 and 2001

(In thousands)

	Nine Months Ended October 31,
	2002	2001
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(7,305)	(9,798)
Proceeds from sale of assets held for sale and property and equipment	184	3,269
Other, net	(82)	(478)

Net cash used in investing activities	(7,203)	(7,007)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of short-term obligations	(1,333)	(1,512)
Net borrowings (repayments) of long-term obligations	(61,538)	14,714
Other, net	(337)	721

Net cash provided by (used in) financing activities	(63,208)	13,923

Effect of exchange rate changes on cash and cash equivalents	(1,041)	(1,537)

Net increase (decrease) in cash and cash equivalents	(53,675)	19,514
Cash and cash equivalents, beginning of period	69,390	18,760

Cash and cash equivalents, end of period	$15,715	38,274

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25,820	26,172

Cash paid during the period for income taxes	$3,789	7,179

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

1. General

  A. Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel related products through its Company-owned stores. In addition, the Company licenses its trademarks for distribution of fashion oriented clothing and designs and distributes footwear products in Europe, Asia and the United States. Subsequent to the Company's fiscal 2003 third quarter, the Canadian molding operation was sold.

  B. Interim Financial Statements

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair statement of the financial position as of October 31, 2002 and results of operations for the three and nine month periods ended October 31, 2002 and 2001. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

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

        Income (loss) from continuing operations before extraordinary item per common share and net income (loss) per share for the three months ended October 31, 2002 and 2001 and the nine months ended October 31, 2002 and 2001 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,865,573 and 19,818,543, and 19,861,690 and 19,799,606, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the three and nine month periods ended October 31, 2002 and 2001 because of the antidilutive effect of common stock equivalents when there is a net loss to common stockholders. There are options to purchase 1,829,918 and 2,233,274 shares outstanding at October 31, 2002 and 2001, respectively.

  E. Royalty Revenues

        The Company licenses its brand names to certain unrelated third parties as well as to certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $14,234,000 and $16,833,000 for the nine months ended October 31, 2002 and 2001, respectively, and $5,073,000 and $4,771,000 for the three months ended October 31, 2002 and 2001, respectively.

  F. Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 31, 2002 presentation.

  G. Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with the requirements of Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At October 31, 2002, cash flow hedges for forecasted foreign currency transactions extend until January 2003. The estimated amount of net gains from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $720,000, net of taxes. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

2. Inventories

        Inventories consisted of the following:

	October 31, 2002	January 31, 2002
	(In thousands)
Raw Materials	$18,108	19,602
Work in Process	4,905	5,455
Finished Goods	117,507	124,147

	$140,520	149,204

3. Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	October 31, 2002	January 31, 2002
	(In thousands)
Land	$11,159	10,739
Buildings	72,399	68,644
Machinery, equipment and other	137,273	132,184

	220,831	211,567
Less accumulated amortization and depreciation	(108,548)	(98,250)

	$112,283	113,317

4. Intangible Assets

        Effective February 1, 2002, the Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Net loss and loss per share for the three and nine month period ended October 31, 2001, adjusted to exclude amortization expense for goodwill and intangibles no longer amortized under SFAS 142, is as follows:

	Three months ended October 31, 2001	Nine months ended October 31, 2001
	(In thousands)
Net loss:
Reported net loss to common stockholders before extraordinary item	$(15,336)	(37,390)
Amortization of goodwill and other intangibles	793	2,502

Adjusted net loss to common stockholders before extraordinary item	$(14,543)	(34,888)

Reported net loss to common stockholders	$(15,336)	(36,346)
Amortization of goodwill and other intangibles	793	2,502

Adjusted net loss to common stockholders	$(14,543)	(33,844)

Basic and diluted earnings per common share:
Reported net loss before extraordinary item	$(0.77)	(1.89)
Amortization of goodwill and other intangibles	0.04	0.13

Adjusted net loss before extraordinary item	$(0.73)	(1.76)

Reported net loss	$(0.77)	(1.84)
Amortization of goodwill and other intangibles	0.04	0.13

Adjusted net loss	$(0.73)	(1.71)

        Goodwill with a gross book value of $5.8 million ($2.9 million net of accumulated amortization) and the Samsonite and American Tourister tradenames with a gross book value of $107.0 million ($84.1 million net of accumulated amortization) are no longer amortized beginning February 1, 2002. All of the Company's other intangible assets are subject to amortization. There were no significant acquisitions of intangible assets during the nine months ended October 31, 2002. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company's intangible assets. The components of intangible assets, which continue to amortized, were as follows (in thousands):

	October 31, 2002		January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$16,419	6,614	16,419	5,997
Licenses, patents and other	31,494	29,510	31,384	29,151

	$47,913	36,124	47,803	35,148

        Amortization expense for the net carrying amount of intangible assets at October 31, 2002 is estimated to be $0.3 million for the remainder of fiscal 2003, $1.3 million in fiscal 2004, $1.3 million in fiscal 2005, $1.2 million in fiscal 2006 and $0.9 million in fiscal 2007.

5. Debt

        Debt consisted of the following:

	October 31, 2002	January 31, 2002
	(In thousands)
Senior Credit Facility(a)
Term loan	$81,466	78,267
Revolving credit	2,667	61,264
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	17,626	20,764
Capital lease obligations	1,050	1,151
Series B Senior Subordinated Notes(d)	532	532

Total debt	426,202	484,839
Less short-term debt and current installments of long-term obligations	(52,987)	(15,193)

Long-term obligations less current installments	$373,215	469,646

        (a)  The Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Revolving Credit Facility and European Term Loan Facility mature on June 24, 2003. While it is the Company's intention to refinance or extend its Senior Credit Facility, the Company is uncertain of its ability to do so in the current commercial banking environment. As a result, the balances of these parts of the Senior Credit Facility, which are due within one year from October 31, 2002, totaling $38.0 million are classified as current liabilities as of October 31, 2002. The U.S. Term Loan Facility ($46.2 million at October 31, 2002) continues to be classified as a long-term obligation, excluding the current installment amount of $0.5 million. The U.S. term loan requires principal repayments in each of the first five years of 1.0% of the original principal balance and a principal repayment of 23.75% and 47.5% of the original principal balance in the sixth and seventh years, respectively, with the remaining unpaid balance due June 24, 2005. As of October 31, 2002, the Company had $4.9 million in letters of credit outstanding under the Senior Credit Facility.

        The Company is involved in ongoing discussions with investor groups regarding a potential deleveraging recapitalization transaction which includes refinancing the Company's Senior Credit Facility with new lenders. The Company is working with investment bankers to advise it on this and other opportunities to improve its debt and capital structure. No assurance can be given with respect to the timing or likelihood of entering into a definitive agreement or completing any possible recapitalization transaction. If the Company cannot successfully complete a recapitalization transaction, including refinancing its Senior Credit Facility, it will consider all its other alternatives. Such alternatives could include seeking an extension of the current Senior Credit Facility with the current group of lenders or partially refinancing the facility with different lenders. No assurance can be given that the Company would be successful in obtaining such an extension or partial refinancing. Nonpayment of principal amounts due on June 24, 2003 is a default under the Senior Credit Facility and could result in an acceleration of all amounts due thereunder. In addition, such a default under the Senior Credit Facility could result in any or all of the following: default under the Senior Subordinated Notes indenture and an acceleration of amounts due thereunder, a requirement to pay penalty dividends and to grant representation on the Company's board of directors to the senior redeemable preferred stockholders, and the Company's inability to meet its other obligations.

        At October 31, 2002, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $34.3 million at October 31, 2002), a fixed pay rate of 5.01% and a receive rate based on Euribor of 3.33%. The swap agreement dated May 17, 2000 has a three-year term and reprices every three months. At October 31, 2002, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.06% and a receive rate based on Libor of 1.79%. The swap agreement is dated December 13, 2000 and expired December 13, 2002. The rate the Company receives reprices every three months.

        Obligations under the Senior Credit Facility are secured by (i) property of Samsonite Corporation consisting primarily of inventory, accounts receivable, personal property, selected real estate in Denver, Colorado, intellectual property and other intangibles and (ii) the pledge of stock or other ownership interest owned by Samsonite Corporation and its direct and indirect subsidiaries, as follows: 100% of the capital stock or other ownership interest in Samsonite Company Stores, Inc., C.V. Holdings, Inc., SC Denmark As, Samsonite Europe N.V. and McGregor II, LLC; 66% of the voting interest in SC International Holdings C.V.; and 66% of the voting stock in Samsonite Canada, Inc. and Samsonite Latinoamerica, S.A. de C.V.

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

        (d)  The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005.

6. Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
	(In thousands)
Net gain (loss) from foreign currency forward delivery contracts	$42	560	(3,280)	2,221
Foreign transactional exchange losses	(292)	(509)	(1,742)	(1,093)
Gain (loss) on disposition of fixed assets, net	(54)	16	(225)	639
Write-down of non-recoverable deferred financing costs	—	—	(1,000)	—
Other, net	(214)	(1,764)	(1,873)	(1,586)

	$(518)	(1,697)	(8,120)	181

7. Employee Stock Options

        The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the January 31, 2002 Form 10-K for a description of such plans.

        At October 31, 2002, the Company had outstanding options for a total of 1,829,918 shares at exercise prices ranging from $2.62 to $10.00 per share. Options for 1,007,082 shares were exercisable at October 31, 2002 at a weighted average exercise price of $7.56 per share.

8. Segment Information

        The Company's continuing operations consist of the manufacture and distribution of luggage and other travel related products, licensing of the Company's brand names, and the design and sale or license of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: The Americas, which include the United States comprised of wholesale and retail operations and "Other Americas" which include Canada and Latin America; Europe; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company and corporate overhead.

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

        Segment information for the nine-month and three-month periods ended October 31, 2002 and 2001 is as follows:

Nine months ended October 31,

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2002
Revenues from external customers	$223,495	146,224	78,848	37,154	50,130	13,661	—	549,512
Intersegment revenues	$4,390	27,373	—	411	3,218	—	(35,392)	—
Operating income (loss)(a)	$24,481	5,269	2,008	(982)	9,501	4,253	50	44,580
Total assets	$193,285	107,120	19,992	39,981	36,945	261,985	(163,074)	496,234
2001
Revenues from external customers	$233,222	157,489	84,569	43,377	47,722	16,467	—	582,846
Intersegment revenues	$3,291	31,232	—	253	2,786	—	(37,562)	—
Operating income (loss)(a)	$28,100	(4,368)	(1,783)	670	8,194	4,565	(199)	35,179
Total assets	$190,218	121,786	22,184	51,818	33,715	295,381	(162,709)	552,393

Three months ended October 31,

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
2002
Revenues from external customers	$80,543	59,875	26,352	12,444	18,017	4,715	—	201,946
Intersegment revenues	$1,867	9,499	—	244	1,620	—	(13,230)	—
Operating income (loss)(a)	$8,624	6,299	1,361	694	3,446	1,372	9	21,805
Total assets	$193,285	107,120	19,992	39,981	36,945	261,985	(163,074)	496,234
2001
Revenues from external customers	$79,478	50,402	25,331	14,014	16,922	4,721	—	190,868
Intersegment revenues	$864	9,264	—	252	793	—	(11,173)	—
Operating income (loss)(a)	$8,710	295	(1,753)	(170)	3,000	1,108	(157)	11,033
Total assets	$190,218	121,786	22,184	51,818	33,715	295,381	(162,709)	552,393

        (a)  Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangible assets are included in other operations.

        The Company enters into foreign exchange contracts in order to reduce its exposure to fluctuations in currency exchange rates (primarily the euro) on certain foreign operations and royalty agreements through the use of forward delivery commitments. For the nine months ended October 31, 2002 and 2001, the Company had net gains (losses) from such transactions of $(3,280,000) and $2,221,000, respectively, which are included in nonoperating income. For the three months ended October 31, 2001, the Company had net gains from such transactions of $560,000. Gains (losses) from such transactions during the three months ended October 31, 2002 were minimal.

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

10. Asset Impairment Charge and Provision for Restructuring Operations

        The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002, which provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded during the nine months ended October 31, 2002 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions have been eliminated. In connection with these activities, the Company recorded a $0.5 million and $0.2 million asset impairment during the nine and three months ended October 31, 2002, respectively, to the carrying amount of machinery and equipment which will no longer be used in production in Mexico City. Through October 31, 2002, approximately $0.9 million has been charged against this accrual for such restructuring expenses.

        The restructuring provision for the nine months ended October 31, 2001 of $3.7 million relates to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations. Through October 31, 2002, the Denver restructuring is substantially complete.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended October 31, 2002 ("fiscal 2003" or "current year") Compared to Three Months Ended October 31, 2001 ("fiscal 2002" or "prior year")

        General.    The Company analyzes its net sales and operations by the following divisions: (i) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) "the Americas operations" which include wholesale and retail sales, manufacturing and distribution operations and corporate headquarters in the United States, and "Other Americas" which includes operations in Canada, Mexico and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

        Results of European operations were translated from euros to U.S. dollars in fiscal 2003 and fiscal 2002 at average rates of approximately .984 and .889 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 10.7% resulted in increases in reported sales, cost of sales and operating expenses in fiscal 2003 compared to fiscal 2002. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During the third quarter of fiscal 2003, the Company's total net realized and unrealized gain from such instruments included in Other Income (Expense)—Net was not significant. Realized losses on contracts closed during fiscal 2003 were $1.3 million. During fiscal 2002, the Company had net losses from such instruments of $0.6 million. Realized gains on contracts closed during fiscal 2002 were $0.8 million. The Company estimates the positive impact on Operating Income from the year-to-year strengthening of the euro versus the U.S. dollar from the same quarter in the prior year to be approximately $0.8 million for the three months ended October 31, 2002. Fluctuations in European currency exchange rates can have an adverse effect on the Company's reported sales and can have an adverse effect on Operating Income. The Company may not be able to offset exposure to currency losses through the aforementioned efforts to reduce economic exposure to such currency fluctuations.

        Net Sales.    Consolidated net sales increased from $190.9 million in fiscal 2002 to $201.9 million in fiscal 2003, an increase of $11.0 million, or 5.8%. Fiscal 2003 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2003 sales would have increased by $3.3 million, or approximately 1.7%.

        Sales from European operations increased from $79.5 million in fiscal 2002 to $80.5 million in fiscal 2003, an increase of $1.0 million, or 1.3%. Without the effect of the exchange rate difference, Europe's fiscal 2003 sales would have declined by $6.7 million, or 8.4%. The local currency sales decline in Europe is due to slow economic conditions, a generally sluggish retail climate and continued negative travel statistics in many European countries. One of Samsonite Europe's largest markets, Germany, has had a particularly sluggish economy. Sales of travel products (which comprise over 60% of European sales in the third quarter) declined 6% and sales of Samsonite® black label products (which comprised approximately 4% of European sales in the third quarter) declined 67%. Offsetting these sales declines were a 37% increase in sales of casual bags due to strong sales of Lacoste® casual bags since their introduction earlier in the year and a 10% increase in sales of business cases.

        Sales from the Americas operations increased from $89.7 million in fiscal 2002 to $98.7 million in fiscal 2003, an increase of $9.0 million, or 10.0%. U.S. Wholesale sales for the third quarter increased by $9.5 million, or 18.8% from the prior year, U.S. Retail division sales increased by $1.0 million, or 4.0% from the prior year, and sales in the Other Americas operations declined by $1.5 million, or 11.2% from the prior year. U.S. Wholesale sales increased from $50.4 million in the prior year to $59.9 million in fiscal 2003. Prior year sales were adversely affected by the impact of the September 11, 2001 terrorist attacks (the "September 11 events") on the U.S. economy and the travel industry and related businesses. Fiscal 2003 sales were improved by $7.1 million in new sales in the premium channel as part of a co-branded promotion with a tire company and $5.5 million in first time sales of computer bags to a computer manufacturer and seller. Increased sales to the warehouse club channel were offset by lower sales to the department store and mass merchant channels and lower sales of exclusive label products. The Company estimates that $1.0 million in sales were delayed and not recognized in the third quarter of fiscal 2003 as a result of inventory tied up at U.S. West Coast docks during the longshoremen strike. The Company expects that these sales will be made up in the fourth quarter of fiscal 2003. Sales in the U.S. Retail division increased from $25.3 million in the prior year to $26.3 million in fiscal 2003 due to higher comparable store sales which increased 6.8% from the same quarter in the prior year. Prior year U.S. Retail sales were negatively affected by the immediate impact of the September 11, 2001 events. The Company closed a net 13 stores compared to the prior year which lowered sales by $0.6 million. The decline in sales of the Other Americas is due to lower sales in Mexico and Latin America due to weaker economies in those regions. Fiscal 2003 sales from the Other Americas includes $2.0 million in sales from the Canadian molding operation which was sold subsequent to the end of the third quarter.

        Third quarter sales for the Asian operations were $1.1 million higher than the prior year at $18.0 million, which is a 6.5% increase over the prior year third quarter. The increase in sales in Asian operations is due to higher sales in India and China and the Samasia distribution operation which sells in Hong Kong and to distributors in the Philippines, Thailand, Australia and New Zealand.

        Revenues from licensing operations declined from $4.8 million in the prior year to $4.7 million in fiscal 2003, a decline of $0.1 million. A decline in revenues from the Japanese and other international licensees of $0.4 million and a decline in licensing revenues from non-luggage brands of $0.1 million was partially offset by an increase in revenues from U.S. licensees of $0.4 million.

        Gross profit.    Consolidated gross profit for fiscal 2003 increased from fiscal 2002 by $8.3 million. Consolidated gross margin as a percentage of sales increased by 1.9 percentage points, from 40.1% in fiscal 2002 to 42.0% in fiscal 2003; adjusted for expenses incurred related to the restructuring activities recorded in cost of goods sold, gross profit margin increased from 41.0% in fiscal 2002 to 42.0% in fiscal 2003.

        Gross margins from European operations were 40.3%in fiscal 2003, compared with 41.0% in fiscal 2002, a decline of 0.7 percentage points.

        Gross margins for the Americas improved by 3.5 percentage points, from 35.8% in fiscal 2002 to 39.3% in fiscal 2003; adjusted for expenses incurred related to the U.S. restructuring activities recorded in cost of goods sold, gross profit margin increased from 37.7% in fiscal 2002 to 39.3% in fiscal 2003. U.S. Wholesale gross profit margins increased from 29.8% in the prior year to 33.2% in the current year; adjusted for fiscal 2002 restructuring expenses gross profit margin was 33.2% in both years. U.S. Retail gross profit margins for the quarter increased by 5.1 percentage points from 48.7% in fiscal 2002 to 53.8% in fiscal 2003 due to higher selling prices, lower product costs and a favorable change in product sales mix.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A declined by $1.8 million from fiscal 2003 to fiscal 2002. As a percent of sales, SG&A declined from 33.7% in fiscal 2002 to 30.9% in fiscal 2003 due primarily to strict cost controls and higher sales volumes.

        SG&A for the Americas, including the Corporate division, declined by $2.9 million. Within the Americas, SG&A for U.S. Retail declined by $1.3 million due primarily to a net 13 fewer stores compared to the prior year. SG&A for Corporate and U.S. Wholesale declined $0.6 million due primarily to lower dealer advertising and general and administrative costs. Corporate and U.S. Wholesale fiscal 2003 and 2002 SG&A expense includes $1.5 million and $1.4 million of pension income, respectively. Annual pension income for Corporate and U.S. Wholesale is projected to be $6.1 million in fiscal 2003. Assuming little recovery before fiscal year-end, the Company believes that the declines in pension plan asset values that occurred during the year and the current interest rate environment will cause annual pension income to be reduced by approximately $3.0 million to $4.0 million beginning in fiscal 2004. See "Liquidity and Capital Resources" included elsewhere herein for a discussion of potential pension plan funding requirements. SG&A for Other Americas operations declined by $1.0 million. European SG&A declined by $0.1 million. Excluding the effect of exchange rate changes, Europe's SG&A declined by $2.3 million, or 9.2% in local currency due primarily to lower variable selling costs associated with lower sales volumes and lower advertising expenses. SG&A for Asia was $1.2 million higher than the prior year and SG&A for U.S. licensing was approximately equal to the prior year.

        Amortization of intangible assets.    Amortization of intangible assets was lower than the prior year by $0.8 million at $0.4 million in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill and intangible assets which have an indefinite life under the provisions of SFAS No. 142. Additionally, during the fourth quarter of fiscal 2002, the Company wrote off approximately $3.3 million of impaired goodwill associated with its operations in Latin America.

        Asset Impairment Charge and Provision for Restructuring Operations.    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002, which provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import some of its softside luggage products from China for distribution by the Mexico operations. A restructuring provision and asset impairment charge were recorded in the first quarter of fiscal 2003 in connection with the Mexico restructuring. In connection with these activities, the Company recorded an additional $0.2 million asset impairment charge in the third quarter of fiscal 2003 to the carrying amount of machinery and equipment which will no longer be used in production in Mexico City.

        Operating income.    Operating income increased from $11.0 million in fiscal 2002 to $21.8 million in fiscal 2003, an increase of $10.8 million. The increase is the result of higher sales volumes and gross profit margins and lower SG&A and amortization of intangibles, partially offset by the higher asset impairment charge.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Interest income was approximately equal to the prior year at $0.2 million.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $12.4 million in fiscal 2002 to $12.0 million in fiscal 2003. The decline in interest expense is due primarily to lower balances outstanding under the senior credit facility. Included in interest expense is the amortization of debt issue costs of $0.5 million in both fiscal 2003 and fiscal 2002.

        Other income (expense)—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense)—net.

        Other income (expense) declined from expense of $1.7 million in fiscal 2002, to expense of $0.5 million in fiscal 2003. The decline in other expense from the prior year is due primarily to a decline in losses from net realized and unrealized gains from foreign currency exchange contracts of $0.6 million and a decline in foreign currency translation and exchange losses of $0.7 million. Subsequent to the end of the third quarter of fiscal 2003, the Company's Canadian molding operation was sold.

        The Company has entered into forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the positive impact on Operating Income from the year to year strengthening of the euro versus the U.S. dollar from the same period in the prior year to be approximately $0.8 million for the three months ended October 31, 2002. Net realized and unrealized gains from foreign exchange contracts which are included in Other Income (Expense)—net were not significant during fiscal 2003. However, realized losses on contracts closed during the third quarter of fiscal 2003 were $1.3 million; in fiscal 2002, net realized and unrealized gains were $0.6 million. Realized gains on contracts closed during fiscal 2002 were $0.8 million.

        Income tax expense.    Income tax expense declined from $2.6 million in fiscal 2002 to $1.2 million in fiscal 2003. The decline in income tax expense is due primarily to the decline in taxable income from European operations and a $0.4 million refund of taxes in the U.S. due to recent changes in U.S. tax law. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income and recognized actual income tax expense results primarily because of (i) foreign income tax expense on foreign earnings, and (ii) state and local income taxes.

        Net loss.    The Company had net income in fiscal 2003 of $7.6 million compared to a net loss in fiscal 2002 of $5.8 million. The change in the net income (loss) from the prior year of $13.4 million is caused by the effect of the increase in operating income and the declines in other expense, interest and income tax expense, offset by the increases in minority interest in earnings of subsidiaries.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the original issue discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $1.4 million in dividends compared to the prior year is due to the compounding effect of the cumulative dividend rate on previously issued share dividends. The Company's Board of Directors determined not to declare the March 15, 2002, June 15, 2002 and September 15, 2002 pay-in-kind dividends on the senior redeemable preferred stock totaling approximately $30.3 million. Undeclared dividends accrued or in arrears as of October 31, 2002 total $30.8 million.

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders declined from $15.3 million to $3.3 million, the net loss per common share declined from $0.77 per share to $0.17 per share.

Nine Months Ended October 31, 2002 ("fiscal 2003" or "current year") Compared to Nine Months Ended October 31, 2001 ("fiscal 2002" or "prior year")

        General.    Results of European operations were translated from euros to U.S. dollars in fiscal 2003 and fiscal 2002 at average rates of approximately .927 and .892 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 3.9% resulted in increases in reported sales, cost of sales and other expenses in fiscal 2003 compared to fiscal 2002. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2003, the Company had a total net realized and unrealized losses from such instruments of $3.3 million. Realized losses on contracts closed during fiscal 2003 were $2.7 million. During fiscal 2002, the Company had a total net realized and unrealized gain from such instruments of $2.2 million. Realized gains on contracts closed during fiscal 2002 were $1.8 million. The Company estimates the increase in operating income from the strengthening of the euro versus the U.S. dollar from the prior year to be approximately $1.0 million for the nine months ended October 31, 2002, which was offset by losses realized on forward foreign exchange contracts.

        Net Sales.    Consolidated net sales declined from $582.8 million in fiscal 2002 to $549.5 million in fiscal 2003, a decline of $33.3 million, or 5.7%. Fiscal 2003 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2003 sales would have declined by $41.6 million, or approximately 7.1%.

        Sales from European operations declined from $233.2 million in fiscal 2002 to $223.5 million in fiscal 2003, a decline of $9.7 million. Expressed in the local European reporting currency (euro), fiscal 2003 sales declined by 7.8%, or the U.S. constant dollar equivalent of $18.1 million, compared to fiscal 2002. Europe's sales decline is due primarily to the slow economic conditions, a generally sluggish retail climate and continued negative travel statistics in many European countries. One of Samsonite Europe's largest markets, Germany, has had a particularly sluggish economy. Sales of travel products (which comprise over 60% of European sales in fiscal 2003) declined 9% and sales of Samsonite black label products (which comprise approximately 5% of European sales in fiscal 2003) declined 51%. Offsetting these sales declines were a 36% increase in sales of casual bags due to strong sales of Lacoste casual bags since their introduction earlier in the year and a 2% increase in sales of business cases.

        Sales from the Americas operations declined from $285.4 million in fiscal 2002 to $262.2 million in fiscal 2003, a decline of $23.2 million. U.S. Wholesale sales for the current year declined by $11.3 million from the prior year, U.S. Retail sales declined by $5.7 million, and sales in the Other Americas operations declined by $6.2 million from the prior year. U.S. Wholesale sales declined from $157.5 million in the prior year to $146.2 million in fiscal 2003. The decline in U.S. Wholesale sales is due primarily to lower sales to traditional retailers and office superstores and lower sales of exclusive label products. Offsetting these declines was an increase in sales to the warehouse club channel, $7.1 million in new sales in the premium channel as part of a co-branded promotion with a tire company and $5.5 million in first time sales of computer bags to a manufacturer and seller of computers. The Company estimates that $1.0 million in sales were delayed and not recognized in the third quarter of fiscal 2003 as a result of inventory tied up at U.S. West Coast docks during the longshoremen strike. The Company expects that these sales will be made up in the fourth quarter of fiscal 2003. Sales in the U.S. Retail division declined from $84.6 million in the prior year to $78.9 million in fiscal 2003 due to a comparable store sales decline of 3.8% from the same period in the prior year and the closure of 13 stores compared to the prior year which lowered sales by $2.8 million The decline in sales of Other Americas is due to lower sales in all of the Other Americas. Sales in Mexico and Latin America have been adversely affected by the weak economies in those regions. Fiscal 2003 sales from the other Americas includes $5.6 million in sales from the Canadian molding operation which was sold subsequent to the end of the third quarter.

        Current year sales from the Asian operations were $2.4 million higher than the prior year, which is a 5.0% increase. The increase in sales of Asian operations is due to higher sales in all of the Asian countries except for South Korea and Singapore.

        Royalty revenues from licensing operations declined $2.8 million to $13.7 million in fiscal 2003, a 17.0% decline over the prior year. A decline in revenues from the Japanese and other international licensees of $1.9 million and a decline in revenues from non-luggage brands of $1.6 million was partially offset by an increase in revenues from U.S. licensees of $0.7 million.

        Gross profit.    Consolidated gross profit margin increased by 1.1 percentage points, from 40.2% in fiscal 2002 to 41.3% in fiscal 2003. Excluding restructuring expenses of $3.1 million in fiscal 2003 and $4.7 million in fiscal 2002 recorded in cost of goods sold, gross profit margins were 41.8% in fiscal 2003 and 41.0% in fiscal 2002.

        Gross margins from European operations declined 0.9 percentage points from 40.8% in the prior year to 39.9% in fiscal 2003. Lower European gross margins are due primarily to unfavorable purchase price variances from increased raw materials prices and the adverse effect of hedges on goods purchased in U.S. dollars with the strengthening of the euro in the current year.

        Gross margins for the Americas increased by 2.3 percentage points, from 35.7% in fiscal 2002 to 38.0% in fiscal 2003; adjusted for certain expenses incurred related to the restructuring activities recorded in cost of goods sold, gross profit margin was 39.0% in fiscal 2003 and 37.3% in fiscal 2002. U.S. Wholesale gross profit margins increased from 28.0% in the prior year to 30.0% in the current year; 31.4% in the current year compared to 31.0% in the prior year after adjusting for the restructuring expenses included in cost of goods sold. The improvement in U.S. Wholesale gross profit margin as a percent of sales is primarily the result of savings from the restructuring of the Company's U.S. manufacturing operations in fiscal 2002. U.S. Retail gross margins were higher at 53.5% in fiscal 2003 compared to 49.9% in fiscal 2002 due primarily to higher selling prices, lower product costs and a favorable change in product sales mix.

        Gross margins for the Other Americas increased 0.9 percentage points to 36.7%. Asia gross margins increased by 3.7 percentage points, to 48.7%.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A declined by $13.4 million from fiscal 2002 to fiscal 2003. As a percent of sales, SG&A was 32.5% in fiscal 2003 and 32.9% in fiscal 2002.

        The decline in SG&A is due primarily to the decline in SG&A for the Americas, including the corporate headquarters of $12.5 million, a decline in SG&A for European operations of $2.3 million and a decline in SG&A for U.S. licensing of $0.2 million, partially offset by an increase in SG&A for Asia of $1.6 million. Within the Americas, SG&A for corporate and U.S. Wholesale combined declined $6.1 million due primarily to lower dealer advertising, sales, marketing, freight to customers and general and administrative costs, offset by higher incentive compensation costs. Corporate and U.S. Wholesale fiscal 2003 and 2002 SG&A expense includes $4.6 million and $4.8 million of pension income, respectively. Annual pension income for Corporate and U.S. Wholesale is projected to be $6.1 million in fiscal 2003. Assuming little recovery before fiscal year-end, the Company believes that the declines in pension plan asset values that occurred during the year and the current interest rate environment will cause annual pension income to be reduced by approximately $3.0 million to $4.0 million beginning in fiscal 2004. See "Liquidity and Capital Resources" included elsewhere herein for a discussion of potential pension plan funding requirements. SG&A for U.S. Retail declined from $43.8 million to $40.1 million, a decline of $3.7 million, due primarily to fewer stores open during the period compared to the prior year. SG&A for the other Americas declined $2.7 million from the prior year. Excluding the effect of exchange rate changes, Europe's SG&A declined $4.7 million, or 7.1% in local currency due primarily to lower variable selling costs associated with lower sales volumes and lower advertising costs in an effort to reduce expenses. SG&A for Asia increased in support of higher sales of Asian operations.

        Amortization of intangible assets.    Amortization of intangible assets was lower than the prior year by $2.5 million at $1.0 million in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill and intangible assets which have an indefinite life under the provisions of SFAS No. 142. Additionally, during the fourth quarter of fiscal 2003, the Company wrote off approximately $3.3 million of impaired goodwill associated with its operations in Latin America.

        Asset Impairment Charge and Provision for Restructuring Operations.    The Company's Board of Directors approved a restructuring plan during the fourth quarter of fiscal 2002, which provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import some of its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded in fiscal 2003 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions which will be eliminated. In connection with these activities, the Company recorded a $0.5 million asset impairment to the carrying amount of machinery and equipment which will no longer be used in production in Mexico City. Additional costs of $0.4 million related to the fiscal 2003 Mexico City restructuring, which cannot be accrued in the initial restructuring charge under generally accepted accounting principles, were expensed in cost of sales in the nine months ended October 31, 2002. Annual operating cost savings from the fiscal 2003 Mexico City restructuring are expected to be approximately $1.8 million beginning in fiscal 2004.

        The fiscal 2002 restructuring provision of $3.7 million relates to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations.

        Operating income.    Operating income increased from $35.2 million in fiscal 2002 to $44.6 million in fiscal 2003, an increase of $9.4 million. The increase is the net result of lower gross profit, lower SG&A, lower amortization of intangibles, increased asset impairment charges, and lower provision for restructuring operations.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances, and was approximately equal to the prior year at $0.5 million.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $36.6 million in fiscal 2002 to $35.8 million in fiscal 2003 representing a decline of 2.2%. As of October 31, 2002, over 75% of the Company's debt was in fixed rate instruments. Included in interest expense is amortization of debt issue costs of $1.5 million in both fiscal 2003 and 2002.

        Other income—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

        Other income (expense)—net changed from income of $0.2 million in fiscal 2002 to expense of $8.1 million, a net change of $8.3 million. The change in other income (expense)—net is due to the unfavorable change in unrealized and realized gains (loss) from foreign currency exchange contracts of $5.5 million, the unfavorable change in gain (loss) on sale of fixed assets of $0.9 million, the increase in realized and unrealized foreign currency transactional exchange losses of $0.6 million, and an increase in expenses of $1.0 million due to the current year write down of non-recoverable costs associated with refinancing the Company's senior credit facility, and an increase in other expenses of $0.3 million. Subsequent to the end of the third quarter of fiscal 2003, the Company's Canadian molding operation was sold.

        The Company has entered into forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the increase in operating income from the strengthening of the euro versus the U.S. dollar from the same period in the prior year to be approximately $1.0 million for the nine months ended October 31, 2002. Other income (expense)—net for fiscal 2003 includes net realized and unrealized losses from forward exchange contracts of $3.3 million. Realized losses on contracts closed during the nine month period were $2.7 million. During fiscal 2002, the Company had net realized and unrealized gains on such instruments of $2.2 million. Realized gains on contracts closed during fiscal 2002 were $1.8 million.

        Income tax expense.    Income tax expense declined from $7.3 million in fiscal 2002 to $5.9 million in fiscal 2003. The decline in income tax expense is due primarily to the decline in the taxable income from European operations compared to the prior year and a $0.4 million refund received in the U.S. due to a recent change in U.S. tax laws. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pre-tax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings and (ii) state and local income taxes.

        Extraordinary gain.    During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. The difference between the principal amount of the notes and the amount at which they were repurchased by the Company in fiscal 2002 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item.

        Net loss.    The Company had a net loss in fiscal 2003 of $5.6 million compared to a net loss in fiscal 2002 of $8.7 million. The decrease in the net loss from the prior year of $3.1 million is caused by the effect of the increase in operating income and the decline in interest and income tax expense offset by an increase in other expense and minority interest in earnings of subsidiaries during fiscal 2003.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $3.9 million in dividends versus the prior year is due to the compounding effects of the dividend rate on previously issued share dividends. The Company's Board of Directors determined not to declare the March 15, 2002, June 15, 2002 and September 15, 2002 pay-in-kind dividends on the senior redeemable preferred stock totaling approximately $30.3 million. Undeclared dividends accrued or in arrears as of October 31, 2002 total $30.8 million.

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $36.3 million to $37.2 million; the net loss per common increased from $1.84 to $1.87 per share.

Liquidity and Capital Resources

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities increased by $3.6 million compared with the prior year primarily as a result of the increase in cash provided by operations adjusted for non-cash items and the increase in cash provided by changes in operating assets and liabilities. During the period immediately succeeding September 11, 2001, the Company reduced expenses and scaled back purchasing in response to the slower business climate and reduction in sales following the terrorist attacks. The increase in trade and other receivable, accounts payable, accrued liabilities and inventory reflects a return to a higher level of purchasing activity since January 31, 2002. At October 31, 2002, the Company had current assets in excess of current liabilities of $74.1 million compared to $169.8 million at January 31, 2002, a decline of $95.7 million. Net of exchange rate effects, current assets declined by $30.1 million, primarily due to decreases in cash of $53.7 million and inventories of $8.7 million, net of increases in trade and other receivables of $29.5 million, deferred tax assets of $0.6 million and prepaid expenses and other current assets of $2.2 million. The decline in cash balances is due primarily to the repayment of revolving credit advances using excess cash. The Company uses an internal measurement referred to as "consolidated net working capital efficiency" to evaluate periodic operating performance. The Company calculates consolidated net working capital efficiency using the average accounts receivable, notes receivable and inventory balances, net of accounts payable for a rolling twelve month period, divided by net outside sales for the same rolling twelve month period. The Company's consolidated net working capital efficiency improved from 26.4% for the twelve month period ended October 31, 2001 to 24.4% for the twelve month period ended October 31, 2002 and 27.1% at January 31, 2002.

        Long-term and short-term debt obligations decreased from $484.8 million at January 31, 2002 to $426.2 million at October 31, 2002, a decrease of $58.6 million. The decline is due primarily to repayments of the revolving portion of the Senior Credit Facility during fiscal 2003. As discussed in Note 5(a) to the accompanying consolidated financial statements, the revolving credit facility of $70 million ($2.7 million drawn as of October 31, 2002) and the European term loan facility ($35.3 million at October 31, 2002) portions of the Senior Credit Facility mature on June 24, 2003. While it is the Company's intention to refinance or extend its Senior Credit Facility, without the successful completion of the potential deleveraging recapitalization transaction discussed below, the Company is uncertain of its ability to successfully refinance or extend the facility in the current commercial banking environment. As a result, the drawn balances of these portions of the Senior Credit Facility, which are due within one year from October 31, 2002, totaling $38.0 million are classified as current installments as of October 31, 2002. The U.S. term loan facility ($46.2 million at October 31, 2002) matures on June 24, 2005 and continues to be classified as a long-term obligation, excluding the current installment amount of $0.5 million. At October 31, 2002, the Company had approximately $4.9 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $62.4 million. Additional borrowings under the Senior Credit Facility are subject to the Company's ability to meet and maintain certain financial ratios.

        The Company is involved in ongoing discussions with investor groups regarding a potential deleveraging recapitalization transaction which includes refinancing the Company's Senior Credit Facility with new lenders. The Company is working with investment bankers to advise it on this and other opportunities to improve its debt and capital structure. No assurance can be given with respect to the timing or likelihood of entering into a definitive agreement or completing any possible recapitalization transaction. If the Company cannot successfully complete a recapitalization transaction, including refinancing its Senior Credit Facility, it will consider all its other alternatives. Such alternatives could include seeking an extension of the current Senior Credit Facility with the current group of lenders or partially refinancing the facility with different lenders. No assurance can be given that the Company would be successful in obtaining such an extension or partial refinancing. Nonpayment of principal amounts due on June 24, 2003 is a default under the Senior Credit Facility and could result in an acceleration of all amounts due thereunder. In addition, such a default under the Senior Credit Facility could result in any or all of the following: default under the Senior Subordinated Notes indenture and acceleration of amounts due thereunder, a requirement to pay penalty dividends and to grant representation on the Company's board of directors to the senior redeemable preferred stockholders, and the Company's inability to meet its other obligations. As of October 31, 2002, the Company has incurred deferred costs related to the potential deleveraging and recapitalization transactions, including the refinancing of the Company's Senior Credit Facility totaling $2.6 million. If the Company is not successful in closing the recapitalization and refinancing transaction to which these costs relate, such costs will be charged to expense.

        The Company's only significant off-balance sheet financing arrangements as of October 31, 2002 are noncancellable operating lease agreements, primarily for retail floor space rental. See note 8(d) to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 for future minimum payments under noncancellable leases. Additionally, the Company's lenders have issued letters of credit totaling $2.3 million as of October 31, 2002 which expire at various dates in fiscal 2003 and 2004.

        Due to recent declines in stock market valuations and the current interest rate environment, in future periods the Company may be required to make cash contributions into its U.S. pension plan. The Company estimates that it may be required to make cash contributions to the U.S. pension plan ranging between $2 million per year and $11 million per year beginning as early as fiscal 2004. Total contributions required during the five fiscal years ending January 31, 2008 could approximate $20 to $30 million. The Company has prepared these estimates based on what it believes are reasonable assumptions related to expected future rates of return on pension assets and interest rates. Actual cash contributions required to be made to the U.S. pension plan could vary significantly from these estimates based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable. The United States Congress is considering proposals to provide relief from increased pension plan funding requirements, which could reduce these estimated future funding amounts. There can be no assurance that such proposals will result in legislation that will provide a significant reduction to the aforementioned pension funding requirement estimates.

        The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2003 operations through October 31, 2002, scheduled payments of principal and interest on indebtedness, income taxes and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities, including emerging market credit facilities, will be adequate to fund operating requirements and expansion plans through the maturity date of the revolving credit and European term loan facility on June 24, 2003. The Company's results of operations and cash flows are particularly sensitive to any events which adversely affect the travel industry and could therefore be adversely affected by another major terrorist attack, an invasion of Iraq by the United States, or any other event that has the impact of restricting or reducing travel.

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

        The Company believes that disclosure of its operating earnings before interest, taxes, depreciation and amortization, as further adjusted to exclude goodwill and asset impairment charges and restructuring charges and expenses plus currency hedge gains or losses realized in cash ("Adjusted EBITDA"), provides useful information regarding the Company's ability to incur and service debt, but that it should not be considered a substitute for operating income or cash flow from operations determined in accordance with generally accepted accounting principles. Other companies may calculate EBITDA, or derivations thereof, in a different manner than the Company. Adjusted EBITDA does not take into consideration substantial costs and cash flows of doing business, such as interest expense, income taxes, depreciation, amortization, and restructuring charges and expenses, and should not be considered in isolation to or as a substitute for other measures of performance. Adjusted EBITDA, as calculated by the Company, also excludes extraordinary items, discontinued operations, minority interest in earnings of subsidiaries, senior redeemable preferred stock dividends and certain items of other income and expense. Adjusted EBITDA does not represent funds available for discretionary use by the Company because those funds are required for debt service, capital expenditures, working capital, and other commitments and contingencies. Neither EBITDA nor Adjusted EBITDA is an accounting term and neither is used in generally accepted accounting principles. The following is a summary of the Company's calculation of Adjusted EBITDA for the three and nine months ended October 31, 2002 and 2001:

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Operating income	$21,805	11,033	44,580	35,179
Depreciation expense	4,611	4,640	13,442	14,707
Amortization and impairment of intangible assets	352	1,183	1,004	3,509
Asset impairment charges and restructuring charges and expenses	163	1,743	5,792	8,441
Realized gains (losses) on foreign currency forward contracts	(1,326)	827	(2,722)	1,836

Adjusted EBITDA	$25,605	19,426	62,096	63,672

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

        The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of such inventory and estimated market value based upon assumptions about future demand and market conditions for the products in wholesale distribution channels and retail outlet stores. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        The Company maintains an allowance for doubtful accounts based on its historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for doubtful accounts but involve a significant degree of management judgment and estimation. Worse than expected future economic conditions, unknown customer credit problems and other factors may require additional allowances for doubtful accounts to be provided for in future periods.

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

Effect of Recently Issued Accounting Standards

        Effective February 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets." The effect of adopting SFAS No. 144 on the Company's financial statements was not material.

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

Forward Looking Statements

        Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and other places in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can often be recognized by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause our actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the impact of the September 11, 2001 events on economic, political and public safety conditions that impact consumer confidence and spending and the possibility of additional terrorist attacks or related events; general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; ability of the Company to achieve cost savings anticipated by its restructuring activities; and other factors that are beyond our control.

        We undertake no obligation to update or revise these forward-looking statements as conditions change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's strategies to address market risks and the types of financial instruments entered into to hedge market risks are described in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

        At October 31, 2002, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $24.7 million compared to approximately $42.0 million at January 31, 2002.

        If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the nine month period ended October 31, 2002 would be approximately $2.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount hedged, or for product purchases by exchange gains.

        The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2002 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2002, the quoted market price of these notes was $68 per $100 of principal; at October 31, 2002, the quoted market price of these notes was $77 per $100 of principal.

        At October 31, 2002, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $34.3 million at October 31, 2002), a fixed pay rate of 5.01% and a receive rate based on Euribor of 3.33%. The swap agreement dated May 17, 2000 has a three-year term and reprices every three months. At October 31, 2002, the Company also had an outstanding variable to fixed rate swap agreement with a notional amount of $25.0 million, a fixed pay rate of 6.06% and a receive rate based on Libor of 1.79%. The swap agreement is dated December 13, 2000 and expired December 13, 2002. The rate the Company receives reprices every three months.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Control.

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

    Report dated October 7, 2002
    Item 5. Other Events

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
By:	/s/ RICHARD H. WILEY Name: Richard H. Wiley Title: Chief Financial Officer, Treasurer and Secretary

Date: December 16, 2002

CERTIFICATIONS

I, Luc Van Nevel, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Samsonite Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
By:	/s/ LUC VAN NEVEL Name: Luc Van Nevel Title: Chief Executive Officer, President and Director

Date: December 13, 2002

CERTIFICATIONS

I, Richard H Wiley, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Samsonite Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
By:	/s/ RICHARD H. WILEY Name: Richard H. Wiley Title: Chief Financial Officer, Treasurer and Secretary

Date: December 16, 2002

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
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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