Form 10-K
period 2003-01-31
SAMSONITE CORP/FL
filed 2003-05-16
CIK 914478

Use these links to rapidly review the document
INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                                  to

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

Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☐

        As of July 31, 2002, the registrant had outstanding 19,865,573 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales of the Common Stock on July 31, 2002 as reported by the OTC Bulletin Board was approximately $10.4 million. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of May 13, 2003, the registrant had outstanding 19,865,573 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on May 13, 2003, as reported on the OTC Bulletin Board was approximately $13.6 million. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Important Notice:

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" under Item 1.

PART I

ITEM 1. BUSINESS

General

        We are one of the world's most widely recognized designers, manufacturers and distributors of luggage and a growing distributor of related consumer products. We sell our products using a number of brand names, including Samsonite®, American Tourister®, Hedgren®, Lacoste®, and Trunk & Co®. With net sales of $744.0 million for our fiscal year ended January 31, 2003, we are one of the leaders in the global luggage industry.

        Our product lines include suitcases, garment bags, business cases, computer cases and casual bags. We also manufacture and sell luggage, casual bags, clothing, shoes and accessories in the luxury segment of the market under the Samsonite® black label, Hedgren, Samsonite and Lacoste brands. In addition to utilization of our luggage brands on products we manufacture and sell, we license our luggage brand names to third parties for use on products that include travel accessories, leather goods, handbags, clothing and furniture. We also license our apparel brand names to third parties under our "Global Licensing" division.

        We design the majority of our luggage products at our research, development and design facilities in Europe and the United States. Our products are produced around the world at Samsonite-operated manufacturing facilities or by carefully selected third party suppliers. Our products are sold in more than 100 countries at numerous retail establishments including department stores, specialty stores, mass merchants and warehouse clubs. We also sell certain products through over 250 Samsonite-operated retail stores in the United States, Canada, Latin American, Asia and Europe. In addition, our products are available through our websites and the websites of many of our customers.

        Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, our telephone number is (303) 373-2000, and our website is www.samsonite.com.

        The following discussion relates to the Company's business as a whole, except where discussion of a particular geographical business segment is useful or informative. Financial information by business segment can be found at Note 17 to the consolidated financial statements contained in this report.

        The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 2003" refers to the 12 months ended January 31, 2003.

Liquidity and Going Concern Matters

        For several weeks prior to the filing date of this Annual Report on Form 10-K, the Company was actively involved in negotiating a possible recapitalization transaction designed to deleverage the Company. On May 1, 2003, the Company executed a recapitalization agreement with a group of private investors and obtained a commitment letter for a new bank credit facility; however, both such agreements are subject to numerous conditions, including a condition that the Company reach an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") with respect to, among other things, the new senior credit facility and the Company's ability to refinance such a facility in the future.

        On June 24, 2003, amounts outstanding under the European term loan ($37.5 million at January 31, 2003) and revolving credit facility ($9.0 million at January 31, 2003) portions of the existing senior bank credit facility become due. Unless the Company is successful in refinancing or extending the senior credit facility, it will be unable to make such required principal payments. On April 30, 2003, the Company obtained an amendment to its existing senior credit facility that will extend the maturity date of its European term loans and revolving credit thereunder from June 24, 2003 to June 24, 2004. The amendment to the senior credit facility has as conditions to its effectiveness the execution of the recapitalization agreement and a commitment letter agreement for a new bank credit facility and resolution of the issues with the PBGC in a manner satisfactory to the new investors and lenders. As of May 15, 2003, the Company had executed the recapitalization agreement and the commitment letter agreement for a new bank credit facility, but had not obtained resolution of the PBGC issues; therefore, the conditions precedent to the effectiveness of the senior credit facility amendment were not satisfied. The Company is continuing in its attempt to obtain satisfactory resolution of these issues and believes they can be resolved by the June 24, 2003 maturity dates under the senior credit facility.

        The Company can provide no assurances that satisfactory resolution of these issues will be reached or that the amendment extending the maturity date of the current senior credit facility can be executed; therefore, the auditors' report on the Company's financial statements dated March 14, 2003, except for Notes 1, 8 and 18 as to which the date is May 15, 2003, states that these matters raise substantial doubt about the Company's ability to continue as a going concern.

        See "Liquidity, Capital Resources and Going Concern Matters" included elsewhere herein and Notes 1(b), 8 and 18 to the Company's consolidated financial statements for further discussion of going concern matters, the senior credit facility and the proposed recapitalization transaction.

Luggage Products Market

        The worldwide luggage market encompasses a wide range of products, product quality and prices. At one end of the market are high-quality, full-featured products that have prestigious brand names, higher prices and selective distribution. Beneath this "luxury" market is a broad middle market in which products are differentiated by features, brand name and price. Within this market, sales are largest at mid and low product price levels. Product differentiation decreases and breadth of distribution increases at lower price levels. At the lower end of the luggage market, unbranded products with few differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price. We sell products in all three markets; however, our strategies focus on distribution in the middle and upper price level markets.

Products

        We offer a broad range of products that includes softside, hardside and hybrid luggage, casual bags, business and computer cases, high-end Samsonite black labeled clothing, shoes and accessories and other non-luggage products.

        The following table sets forth an estimate of the percentage of the Company's fiscal 2003 revenues from sales of luggage and travel-related products by product type:

Fiscal 2003 Sales Mix by Product Type

Product Type
Softside luggage	52%
Hardside and hybrid luggage	20%
Business and computer cases	10%
Casual bags	10%
Samsonite black label (footwear, clothing and accessories)	2%
Other products	6%

100%

        Below is our market positioning for each of our principal brands:

Brand Name	Market Positioning	U.S. Consumer	Europe Consumer
Samsonite black label	high-end luxury	very affluent	very affluent
Samsonite	high-quality, innovative	mid to upper income	affluent
Hedgren	lifestyle, innovative design	affluent	affluent
American Tourister	quality and value	middle income and value-conscious	middle income and value-conscious
Lacoste	sport luxury	affluent	affluent
Trunk & Co.	high-quality casual	youth	youth

        Softside Luggage.    The softside luggage category includes suitcases, garment bags and soft carry-on suitcases. More than 80% of the softside luggage we sell is made by independent suppliers located around the world. We produce the balance of our softside luggage and garment bags in our own facilities located in several countries. Our softside products are sold under all of our major brands.

        Over the past few years, Samsonite has introduced a number of innovative proprietary features in its softside luggage products in response to consumer demands for increased ease of use and better interior organization, mobility and portability. Examples include the Ultravalet® garment bag with a unique wrinkle-free folding system, the EZ Big Whee1® rolling system that allows very easy passage over carpets and rough surfaces; and the EZ Cart® system that has four wheels to support the weight of the case and a push handle for optimum stability and mobility.

        Hardside Luggage.    We manufacture most of our hardside suitcases in our own factories. Our hardside luggage is sold globally under the Samsonite brand. In the United States, Europe and Asia our hardside luggage is also sold under the American Tourister brand. Hardside products are offered in several lines under each brand in the United States, Europe and Asia. Each line includes a variety of sizes and styles to suit differing travel needs.

        We currently manufacture hardside suitcases using three basic processes: injection molding, vacuum forming and pressure forming. Two of these processes require different types of plastic resin; the third uses aluminum metal sheets.

        Globally, we distribute and sell hardside suitcases that include proprietary features to facilitate ease of transport. One such proprietary feature is the patented Piggyback® system that incorporates a luggage cart, an extendable handle and a strap allowing additional bags to be attached and transported.

        Hybrid Luggage.    We have introduced products that include important proprietary designs and features of both the hardside and softside luggage. The first is Ziplite®, a hardside suitcase taking the form of a sleek pod that zips shut, rather than latching shut, and is made of a thin, light-weight polymer which is laminated to an attractive textile using a patented process. The second is Carbon 2010®, a combination of hardside and softside luggage technologies possessing the features that are most sought after in the two types of luggage. The Carbon 2010 is constructed with a bottom shell of light, rugged plastic that provides structure to the bag and helps protect the contents. The top half is a high quality DuPont® Cordura® Plus fabric with zippered pockets for easy access and organization and adjustable cinch straps for security and capacity control. Features similar to those in Carbon 2010 suitcases have been incorporated into Silhouette®, one of our top-selling product lines introduced in fiscal 2001. In fiscal 2002, the Company introduced the Moab® product line in both the U.S. and Europe. Similar to Carbon 2010, the Moab product line combines a high-quality softside fabric front with conveniently located zippered pockets with a rigged polypropylene external frame.

        Casual Bags.    The casual and sport bag market includes duffel bags, tote bags, athletic bags, backpacks, daypacks, shoulder and hip bags and school bags. We entered this market in a modest way over the last several years with the Samsonite Sport and Trunk & Co.® product lines. We have expanded our business in this important and growing market by increasing distribution of products under our licensed Hedgren, and Lacoste brands. We believe that by offering consumers a number of product lines having varying styles and price points, we have the opportunity to capture a larger portion of this market.

        Business and Computer Cases.    We sell a variety of business and computer cases under our Samsonite and American Tourister brand names. We are pursuing innovations in lighter weight industrially produced briefcases and luggage. We launched a durable and lightweight business case line, Hardlite®, in April 2002. This unique industrially produced business case combines lightweight textile panels with injection-molded frames in an aesthetically pleasing product. We design and manufacture most of the hardside briefcases we offer. We design and have our suppliers manufacture our softside briefcases and computer cases. In addition, we license our brands to experienced business case producers for the sale of certain of these products in the United States.

        Luxury Products.    In fiscal 2001, we created our Specialty Products Group, which designs, manufactures and sells high-end luxury luggage, casual bags, clothing, shoes and accessories under Samsonite black label, Hedgren, Samsonite and Samsonite by Starck™ brands each operating under the creative direction of its own internationally recognized designer.

        Licensed Products.    We license our trademarks for use on travel-related products that are made and sold primarily by appointed licensees. These license agreements extend the scope of our products into new areas ranging from camera bags to personal leather goods and travel pillows. Our licensees are selected for competency in their product categories and usually sell parallel lines of products under their own or other brands. Examples of licensed products include leather business and computer cases, furniture products, travel accessories, photo and audio storage gear, personal leather goods, ladies' handbags, umbrellas, binoculars, pet carriers, auto accessories, cellular phone cases, school bags, and children's products. We entered the Japanese market in 1964 through a licensing agreement with Japan's principal luggage manufacturing company. Samsonite brand products made by the licensee are sold primarily in department stores throughout Japan. We receive a royalty on the licensee's sales of the Company's branded products. We also own and license certain apparel brand names, such as McGregor®, Botany 500® and Bert Pulitzer®, to third parties under our "Global Licensing" division.

        Product Development.    We devote significant resources to new product design and development. We start with market research to identify consumer's' needs and style preferences. Once identified, we employ designers and development engineers and work with outside designers to develop new products that respond to those needs and style preferences. We attempt to differentiate ourselves from our competitors by offering products that are innovative and distinctive in style and functionality.

Distribution

        Our products are sold in more than 100 countries around the world from the retail locations of others, from our own stores and over the Internet at our Company website, www.samsonitecompanystores.com, and at the websites of a number of our customers. Retail channels of distribution primarily include department and specialty stores, national and mass merchant retailers, warehouse clubs, and Company-owned retail stores worldwide.

        United States.    Our products are sold in the United States primarily through traditional luggage retail distribution channels: department stores and luggage specialty stores. National retailers and warehouse clubs carry Samsonite and American Tourister products uniquely designed for each retailer bearing special labels coupling the retailer brand names with Samsonite's. Discount channels, such as mass merchants, warehouse clubs and factory outlets, are important to the distribution of American Tourister branded products in the United States. Our direct sales force of approximately 30 professionals serves companies with retail outlets throughout the United States.

        We also operate 195 retail stores in the United States that distribute Samsonite and American Tourister products designed specifically for these stores, a variety of travel-related products and excess, discontinued and obsolete products. Operating our own retail outlets allows us to test market new products and designs and to more efficiently reduce discounted and obsolete inventory positions.

        Europe.    Our Samsonite products in Europe are sold through traditional specialty luggage and leather goods stores and department stores. We also sell our products through Samsonite operated retail outlets and flagship stores located throughout Western and Central Europe. In order to preserve the premium image of the Samsonite brand, Samsonite brand products are generally not distributed through discount retailers in Europe. Our American Tourister brand has been introduced in Europe to balance our retail distribution in each of the primary retail channels and to establish a single pan-European brand name in the discount channel (known in Europe as the "hypermarkets"). Our direct sales and product demonstration force of approximately 130 persons serves companies with retail outlets throughout Europe.

        We also sell our products through distributors and agents located in over 20 countries in certain European markets where Samsonite does not have a direct sales force. These distributors and agents, as well as those mentioned under "Elsewhere in the World" below, handle various non-luggage products in addition to our products. Distribution agreements generally provide for mutual exclusivity, whereby distributors do not handle competitors' luggage products and we do not sell to other distributors or agents in their territory.

        Elsewhere in the World.    In markets outside the United States, Western Europe, Central Europe and certain Asian countries, we sell our products either directly through agents and distributors or under license. Products sold in these international markets are shipped from Mexico, Eastern and Western Europe or Asia depending upon product type and availability. In some instances, we entered new markets through third party distributors and subsequently acquired these third party distributors as the markets have developed. We have long-standing licensing arrangements to sell our products in Japan, Australia and Canada. We have joint ventures in Singapore, South Korea and India, as well as wholly-owned distribution organizations in Hong Kong, Taiwan, Malaysia and China. We also have joint ventures in Argentina, Uruguay and Brazil to distribute Samsonite products in those countries as well as other major Latin American markets. The Company also sells its products at various Company-operated retail store locations in Asia, Argentina, Mexico and Canada.

        In most of the Company's markets around the world, sales of the Company's products tend to be moderately seasonal, weighted toward the third and fourth quarter of each fiscal year when shopping for the holidays is at its peak.

Advertising

        We commit substantial resources to brand advertising programs that promote the features, durability and quality of our luggage and travel products under the marketing theme "Samsonite Worldproof®." This global advertising program promotes Samsonite as a travel brand on four integrated advertising levels: print and airport advertising, public relations, Internet, and Company-operated flagship stores. The Company assists its retailers in adapting their local advertising to the Company's national advertising campaigns through various co-op advertising programs. Other promotional activities employed by the Company to further support its customers and increase product sales, include in-store fixtures, product hang tags, loyalty programs, point of sale posters, counter cards, and dealer newsletters. At www.samsonite.com, the Company communicates its corporate message, products and brand image through an integrated global website. For the last five fiscal years we have invested, on average, in excess of $40 million annually in global and national communications, co-op advertising programs and related public relations and promotional activities to support the sale of our branded products.

Manufacturing and Sourcing Products

        We believe that our large size and leading market position allow us to achieve volume driven purchasing and manufacturing economies of scale. Our global product-sourcing network consists of Samsonite-operated manufacturing facilities and various third party finished goods suppliers located principally in the Far East and Eastern Europe. We believe that by operating our own facilities to produce hardside luggage and certain softside products, we achieve an appropriate balance between product quality and innovation, and shorter product introduction lead times, lower inventory levels and lower delivery costs. Our global sourcing network also enables us to obtain economies of scale by sourcing products from countries with low production costs while maintaining the same high quality standards as the products we manufacture ourselves.

        In fiscal year 2003, less than 20% of our revenues from softside luggage, casual bag and business/computer case products were from products manufactured in our own facilities. We purchased the remainder of our softside products from third-party vendors in the Far East, Eastern Europe and the Dominican Republic. In recent years, the Company has increasingly relied on third party vendors for sourcing softside products due to various factors including the admission of China to the World Trade Organization which has made it more cost effective to purchase products previously manufactured by the Company from Asian finished goods vendors. We select different third party vendors to take advantage of changes in manufacturing costs, payment terms and shipping costs. We do not rely on any single third party vendor whose loss would be material to us.

        We manufacture over 95% of the hardside luggage and business case products that we sell. During fiscal 2003, our hardside production facilities were located in Oudenaarde, Belgium; Nashik, India; Hénin-Beaumont, France and Ningbo, China.

        We maintain a vigorous quality control program for goods manufactured at our own plants and at third party vendor facilities. New products are put through a series of simulation and stress tests to assure durability and strength. In our manufacturing facilities and our Asian quality assurance office, we use quality control inspectors, engineers and lab technicians to perform inspection and laboratory testing on raw materials, parts and finished goods.

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

        The manufacture of softside luggage is labor intensive but not capital intensive, so that the barriers to entry by competitors in this market segment are relatively low. We have many competitors in the softside luggage market. In addition, we compete with various larger retailers, some of whom are our customers, who have the ability to purchase private label softside luggage directly from manufacturers that operate in low labor cost countries. The manufacture of hardside and hybrid luggage is more capital intensive and there are relatively few finished goods vendors; consequently, barriers to entry are higher. Nonetheless, we have several competitors worldwide in the hardside luggage market.

Customers

        Our customers include specialty stores featuring luggage products, major department stores that carry luggage, retail chain stores, catalog showrooms, mass merchants, premium sales (sales direct to business), Internet retailers and discounters. We also sell certain products directly to consumers through Samsonite-operated retail stores in the United States, Europe, Latin America and Asia and over the internet at our www.samsonitecompanystores.com website. We do not depend on any single customer for more than 5% of our consolidated revenues.

Trademarks and Patents

        Trademarks and patents have a strategic importance to us. We are the registered owner of Samsonite, American Tourister and other trademarks. As of January 31, 2003, we had approximately 2,160 trademark registrations and 271 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. We also own approximately 138 United States patents and approximately 881 patents (i.e., patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 358 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. Our patents and pending patent applications cover features popularized in our EZ CART®, Smart Pocket®, Hardlite®, Piggyback®, Ultravalet®, Xylem, Sideroller and Oyster luggage. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

Employees and Labor Relations

        At January 31, 2003, we had approximately 5,400 employees worldwide, with approximately 1,300 employees in the United States and approximately 4,100 employees in other countries. In the United States, approximately 119 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 2002. At January 31, 2003 we employed approximately 1,800 workers in our seven European manufacturing plants located in Belgium, France, the Slovak Republic, Spain, Italy and Hungary. In Europe, union membership varies from country to country and is not officially known to Samsonite. It is probable that most of our European workers are affiliated with a union. Most European union contracts have a one-year duration. We believe our employee and union relations are satisfactory.

Forward-Looking Statements

        Certain statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and other places in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can often be recognized by words such as "proposed", "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause the actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the impact of the September 11, 2001 events on economic, political and public safety conditions that impact consumer confidence and spending and the possibility of additional terrorist attacks or related events; the spread of the SARS disease or other events which affect travel levels; general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; armed conflicts in the Middle East and other regions; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

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

Location	Owned or Leased	Approximate Facility Size
		(thousands of sq. ft.)
Denver, CO	Owned/Leased	1,384
Nashik, India	Owned	736
Oudenaarde, Belgium	Owned	649
Ningbo, China	Owned	358
Mexico City, Mexico	Owned	279
Stratford, Canada	Owned	212
Henin-Beaumont, France	Owned/Leased	98
Szekszard, Hungary	Owned	81
Torhout, Belgium*	Owned	79
Samorin, Slovak Republic	Owned	67
Tres Cantos, Spain	Owned	37
Jacksonville, FL	Leased	528
Nogales, Mexico	Leased	108
Warren, RI	Leased	131
Saltrio, Italy	Leased	74
Buenos Aires, Argentina	Leased	30
Korea	Leased	27
Uruguay	Leased	12
Singapore	Leased	11
Hong Kong	Leased	8
Sao Paul, Brazil	Leased	6
Bandar Sunway, Malaysia	Leased	3

*
The Torhout, Belgium manufacturing facility was sold subsequent to January 31, 2003.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $.01 per share (the "Common Stock"), is presently traded by dealers using the OTC Bulletin Board under the symbol "SAMC.OB". The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 2002 and 2003 and through May 13, 2003 (as reported on the OTC Bulletin Board). The closing price of the Common Stock on the OTC Bulletin Board on May 13, 2003 was $0.98 per share.

	High	Low
Fiscal 2002
Fiscal quarter ended:
April 30, 2001	$4.91	2.78
July 31, 2001	$3.61	2.00
October 31, 2001	$3.00	1.03
January 31, 2002	$1.83	0.85
Fiscal 2003
Fiscal quarter ended:
April 30, 2002	$1.39	0.75
July 31, 2002	$1.25	0.65
October 31, 2002	$1.01	0.55
January 31, 2003	$1.01	0.25
Fiscal 2004
February 1, 2003 through May 13, 2003	$1.10	0.33

        As of May 13, 2003, the number of holders of record of our Common Stock was 99.

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

        The selected historical consolidated financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere herein. The following selected financial data should be read in conjunction with and are qualified in their entirety by the financial statements and the notes thereto included elsewhere in this Form 10-K. The financial statements and selected financial data do not include any adjustments that might result from the outcome of the uncertainty over the Company's ability to continue as a going concern.

	Year ended January 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share amounts)
Statement of Operations Data
Net Sales	$697,421	767,685	783,898	736,274	744,035
Gross Profit	$284,297	325,360	324,152	292,683	313,674
Operating Income	$8,174	57,856	50,802	21,204	69,757
Income (Loss) Before Extraordinary Items	$(82,318)	(3,067)	(8,452)	(34,598)	3,294
Net Income (Loss)	$(88,778)	(1,842)	(6,800)	(33,554)	3,294
Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount	$(15,632)	(28,796)	(32,854)	(37,505)	(42,837)
Net Loss to Common Stockholders	$(104,410)	(30,638)	(39,654)	(71,059)	(39,543)
Loss per Common Share—Basic and Assuming Dilution:
Net Loss Before Extraordinary Item	$(6.79)	(2.63)	(2.09)	(3.64)	(1.99)
Net Loss	$(7.24)	(2.53)	(2.01)	(3.59)	(1.99)
Balance Sheet Data (as of end of period)
Cash and Cash Equivalents	$41,932	16,705	18,760	69,390	22,705
Property, Plant and Equipment, Net	$149,641	141,254	129,802	113,317	112,895
Total Assets	$621,435	560,580	544,804	529,864	496,091
Long-Term Obligations (Including Current Installments)	$503,096	432,473	426,158	472,373	423,155
Senior Redeemable Preferred Stock	$178,329	207,125	239,980	277,486	320,323
Stockholders' Equity (Deficit)	$(295,446)	(281,483)	(325,345)	(401,399)	(464,698)

        During fiscal 2000, Apollo Investment L.P. and Artemis American Partnership made a $50.0 million investment in the Company by purchasing shares of Series Z Preferred Stock. The Series Z Preferred Stock was subsequently converted into a total of 8,333,333 shares of common stock in fiscal 2000.

        The Company has implemented various restructuring plans and incurred restructuring charges in fiscal 2003, 2002, 2001 and 1999 which may affect the comparability of the selected historical consolidated financial information presented above, and the comparability of such information to future years' financial information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the fiscal 2003, 2002 and 2001 restructurings.

        Subsequent to January 31, 2003, the Company entered into a recapitalization agreement whereby if completed, among other transactions, investors will purchase a new series of the Company's convertible preferred stock and the proceeds from the sale of the stock will be used to repay bank debt, to pay fees and expenses incurred in connection with the recapitalization and for working capital. As part of the recapitalization, the Company will also retire all of its 281,131 outstanding shares of 13 7/8% senior redeemable exchangeable preferred stock in exchange for a combination of up to 54,000 shares of new preferred stock and (assuming the full amount of new preferred stock is elected to be received by existing preferred stockholders) approximately 205 million shares of common stock. In addition, upon closing of the recapitalization, the Company's existing senior credit facility will be replaced with a new $60 million revolving credit facility. The closing of the recapitalization is subject to numerous conditions, as further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Going Concern Matters." If completed, the recapitalization will affect the comparability of the selected historical consolidated financial information presented above to future years' financial information. However, no assurances can be given that the conditions to closing will be satisfied or that the recapitalization will ultimately be consummated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto commencing on page F-1. The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, Afiscal 2003" refers to the 12 months ended January 31, 2003. The Company's operations consist of the manufacture and sale of luggage and luggage related products, licensing of the Company's brand names and the design and sale of apparel.

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

Fiscal 2003 Compared to Fiscal 2002

        General.    Results of European operations have been translated from euros to U.S. dollars in fiscal 2003 and fiscal 2002 at average rates of approximately .946 and .894 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 5.8% resulted in increases in reported sales, cost of sales and other expenses in fiscal 2003 compared to fiscal 2002. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net. During fiscal 2003, the Company had a total of $4.8 million net realized and unrealized losses from such instruments included in Other Income (Expense)—Net. Realized losses on contracts closed during fiscal 2003 were $3.9 million. During fiscal 2002, the Company had net realized and unrealized gains from such instruments of $2.4 million. Realized gains on contracts closed during fiscal 2002 were $2.3 million. The Company estimates the positive impact on Operating Income from the year-to-year strengthening of the euro versus the U.S. dollar from the prior year to be approximately $2.3 million in fiscal 2003. Although the euro strengthened during fiscal 2003, a declining euro can have an adverse effect on the Company's reported sales and Operating Income; the Company may not be able to offset exposure to currency losses through the aforementioned efforts.

        Net Sales.    Consolidated net sales increased from $736.3 million in fiscal 2002 to $744.0 million in fiscal 2003, an increase of $7.7 million, or 1.0% due to an increase in sales of the European and Asian operations. In addition, fiscal 2003 sales were positively affected by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2003 sales would have declined by $9.3 million or approximately 1.3%.

        On a U.S. dollar basis, sales from European operations increased from $299.1 million in fiscal 2002 to $308.8 million in fiscal 2003, an increase of $9.7 million, or 3.2%. Expressed in the local European currency (euros), fiscal 2003 sales declined by 2.4%, or the U.S. constant dollar equivalent of $7.3 million, from fiscal 2002. The local currency sales decline in Europe is due to slow economic conditions, a generally sluggish retail climate and continued negative travel statistics in many European countries. One of Samsonite Europe's largest markets, Germany, has had a particularly sluggish economy which negatively affected the Company's luggage sales in the region. Sales of travel products (which comprise over 65% of European sales in fiscal 2003) declined 4.5% and sales of Samsonite black label products (which comprise approximately 4% of European sales in fiscal 2003) declined 47.4%. The decline in Samsonite black label product sales is the result in part to a change in the Company's business strategy whereby apparel product sales are licensed to a third party distributor. Offsetting these sales declines were a 40.0% increase in sales of casual bags due to strong sales of Lacoste casual bags since their introduction earlier in the year and a 4.2% increase in sales of business cases. Sales from Samsonite's company-owned retail stores in Europe increased 18.1% due primarily to an increase in the number of stores.

        Sales from the Americas operations declined from $353.8 million in fiscal 2002 to $349.4 million in fiscal 2003, a decline of $4.4 million or 1.2%. The decline was due to a decline in U.S. Retail sales of $3.0 million and a decline in Other Americas sales of $6.7 million, partially offset by an increase in U.S. Wholesale sales of $5.2 million. U.S. Wholesale sales increased from $186.2 million in the prior year to $191.4 million in fiscal 2003, an increase of 2.8%. Prior year U.S. Wholesale sales were adversely affected by the immediate impact of the September 11, 2001 terrorist attacks (the "September 11 events") on the U.S. economy and the travel industry and related businesses. Fiscal 2003 sales were improved by $7.1 million in new sales in the premium channel as part of a co-branded promotion with a tire company and $8.0 million in first time sales of computer bags to a computer manufacturer and seller. Increased sales to the warehouse club channel of 42% and mass merchant channel of 8% were offset by lower sales to the department store channel of 12% and office superstore channel of 32% and lower sales of exclusive label products of 29%. Sales in the U.S. Retail division declined from $111.8 million in the prior year to $108.8 million in fiscal 2003 due to a comparable store sales decline of 1.1% from the same period in the prior year and a fewer average number of stores open during the fiscal 2003 year. During the fourth quarter of fiscal 2003, the Company acquired 22 retail stores from a national specialty luggage retailer for approximately $1.0 million, which included the cost of acquired inventory. As of January 31, 2003, there were 195 company-owned retail stores, including the 22 stores purchased in the fourth quarter of fiscal 2003, compared to 183 stores at January 31, 2002. The decline in sales of the Other Americas from $55.9 million in the prior year to $49.2 million in fiscal 2003, or 12.0%, is due to lower sales from all of the Other Americas countries and a fiscal 2003 devaluation of the local currencies in Mexico and Latin America compared to the U.S. dollar. The steepest decline in sales came from Argentina due to the political and economic difficulties present in that country and a 70% devaluation of the Argentine peso relative to the U.S. dollar in fiscal 2003. Sales in Mexico and Latin America have been adversely affected by the weak economies in those regions. Fiscal 2003 sales from the Other Americas includes $6.4 million in sales from the Canadian molding operation which was sold in the fourth quarter of fiscal 2003.

        Sales from Asian operations increased from $62.6 million in fiscal 2002 to $67.5 million in fiscal 2003, an increase of $4.9 million or 7.8%. All of the Asian operations, except for Singapore, had sales increases over the prior year. The decline in sales from Singapore is due to slower economic conditions in the country and the transfer of sales to the Company's Malaysia operations which commenced in fiscal 2002. Previously, Singapore was the distributor to Malaysia. The most significant increase in revenues from Asian operations was in China with a $2.3 million, or 24% increase in revenues from the prior year, due primarily to economic growth in China and the success of new company-owned retail stores there.

        Royalty revenues from licensing operations declined $2.4 million to $18.3 million, an 11.6% decline over the prior year. A $1.1 million decline in revenues from the Japanese licensee and other international licensees of the Samsonite tradename and a decline in revenues from non-luggage brands of $1.5 million were partially offset by an increase in revenues from the license of Samsonite and American Tourister brand names in the U.S. and Canada of $0.2 million. Prior year revenues from non-luggage brands includes $1.1 million due to the sale of McGregor trademark registrations, primarily in China.

        Gross Profit.    Consolidated gross profit for fiscal 2003 of $313.7 million increased from fiscal 2002 by $21.0 million. Gross profit as a percentage of sales ("gross profit margin") increased by 2.4 percentage points, from 39.8% in fiscal 2002 to 42.2% in fiscal 2003. Excluding restructuring expenses of $3.3 million in fiscal 2003 and $5.5 million in fiscal 2002 included in cost of goods sold, gross profit margins were 42.6% in fiscal 2003 and 40.5% in fiscal 2002.

        Gross profit margins from European operations increased by 0.4 percentage points, from 39.9% in fiscal 2002 to 40.3% in fiscal 2003. The increase in European gross profit margins is due primarily to more favorable manufacturing variances and overhead as a result of the fiscal 2002 restructuring of European manufacturing operations. Additionally, fiscal 2002 margins were depressed by significantly lower sales (and fixed cost absorption) immediately following the September 11 events. Offsetting increases in gross margins for Europe compared to the prior year were unfavorable purchase price variances from increased raw materials prices and the adverse effect of hedges on goods purchased in U.S. dollars with the strengthening of the euro in the current year.

        Gross profit margins for the Americas operations increased 4.3 percentage points from 35.4% in fiscal 2002 to 39.7% in fiscal 2003; adjusted for certain expenses incurred related to the U.S. restructuring recorded in cost of goods sold, gross profit margins were 40.5% in fiscal 2003 and 36.9% in fiscal 2002. U.S. Wholesale gross profit margins improved from 27.0% in fiscal 2002 to 32.3% in fiscal 2003, or 29.9% in fiscal 2002 and 33.4% in fiscal 2003, adjusted for certain expenses incurred related to the U.S. restructuring recorded in cost of goods sold. The improvement in gross margins for U.S. Wholesale compared to the prior year is due primarily to the result of savings from the restructuring of the Company's U.S. manufacturing operations in fiscal 2002. Additionally, fiscal 2002 margins were depressed by significantly lower sales in the period immediately following the September 11 events. Gross profit margins for U.S. Retail were 4.2 percentage points higher than the prior year at 53.4% due primarily to higher selling prices, lower product costs and a favorable change in product sales mix. Gross profit margins in the Other Americas segment improved by 0.9 percentage points to 36.4% in fiscal 2003. Gross profit margins for the Asian operations increased by 3.4 percentage points to 48.9% in fiscal 2003 due to lower product costs and a favorable change in product sales mix.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A declined by $9.8 million from fiscal 2002 to fiscal 2003. The decline in SG&A is due to lower costs associated with all areas of the business, except for Asia and the planned reduction in advertising and marketing expenses resulting from current economic conditions.

        SG&A for European operations declined by $0.8 million from fiscal 2002 to fiscal 2003. The exchange rate difference caused SG&A to increase by $4.6 million. Excluding the effect of exchange rate changes, Europe's SG&A declined by $5.4 million, or 6.2% in local currency due primarily to lower advertising and variable selling expenses. As a percent of sales, Europe's SG&A was 28.0% in 2003, compared to 29.2% in the prior year. Lower SG&A for Europe as a percent of sales is due primarily to outsourcing of the distribution of Samsonite black label products which are associated with higher than normal SG&A costs.

        SG&A for the Americas operations, including worldwide corporate headquarters, declined by $11.0 million in fiscal 2003 compared to fiscal 2002. SG&A related to Corporate and U.S. Wholesale operations, combined, declined by $3.6 million, from $66.4 million in fiscal 2002 to $62.8 million in fiscal 2003. This decline is due primarily to lower dealer advertising, sales, marketing, freight to customers and general and administrative costs, offset by higher incentive compensation costs. Corporate and US Wholesale fiscal 2003 and 2002 SG&A expense includes $6.1 million and $6.2 million of pension income, respectively. The Company believes that the declines in pension plan asset values that occurred during the year and the current interest rate environment will cause annual pension income to be reduced by approximately $3.0 million to $4.0 million beginning in fiscal 2004. See "Liquidity and Capital Resources" and "Critical Accounting Policies" included elsewhere herein for a discussion of potential pension plan funding requirements. SG&A related to U.S. retail operations declined by $4.1 million due primarily to a fewer average number of stores open during fiscal 2003 compared to fiscal 2002. SG&A for Other Americas operations declined by $3.3 million due primarily to cost control measures implemented in response to lower sales, particularly in Argentina.

        SG&A for Asian operations increased by $2.4 million from fiscal 2002 in support of increased sales levels in fiscal 2003.

        Licensing SG&A declined by $0.4 million compared to the prior year.

        Amortization and Impairment of Intangible Assets.    Amortization and impairment of intangible assets of $1.4 million was lower than the prior year by $6.6 million in fiscal 2003. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142". As a result of adopting SFAS No. 142, the Company no longer amortizes goodwill and intangible assets which have an indefinite life under the provisions of SFAS No. 142. Additionally, during the fourth quarter of fiscal 2002, the Company wrote off approximately $3.3 million of impaired goodwill associated with its operations in Latin America.

        Asset Impairment and Provision for Restructuring Operations.    In the first quarter of fiscal 2003, the Company implemented a plan adopted in the fourth quarter of fiscal 2002 to restructure its Mexico City operations. The Mexico City restructuring plan provides for the elimination of softside manufacturing in the Company's Mexico City facilities. The Company has determined that it can more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded in the first quarter of fiscal 2003 in connection with the Mexico City restructuring, relating primarily to termination and severance costs for approximately 322 positions, which have been eliminated. In connection with these activities, the Company recorded a $0.5 million asset impairment to the carrying amount of machinery and equipment, which will no longer be used in production in Mexico City. Fiscal 2003 operating cost savings from the fiscal 2003 Mexico City restructuring were approximately $0.4 million. Annual operating cost savings (translated to U.S. dollars using expected translation rates) from the fiscal 2003 Mexico City restructuring are expected to be approximately $1.5 million beginning in fiscal 2004 and annually thereafter.

        During fiscal 2003, the Company recorded additional asset impairments totaling $0.4 million to the carrying amount of machinery and equipment in the U.S. Wholesale and European operations associated with the fiscal 2002 restructuring of those operations.

        In fiscal 2002, the Company recorded a restructuring provision of $3.7 million relating to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations. Fiscal 2003 operating cost savings from the fiscal 2002 Denver restructuring were $6.4 million and are expected to be $7.7 million annually in future years.

        During the fourth quarter of fiscal 2002, the Company also recorded a $2.9 million restructuring provision associated with the fiscal 2002 restructuring of softside manufacturing operations located in Nogales, Mexico. After the admission of China to the World Trade Organization, the Company determined it was more cost effective to purchase products previously manufactured in the Nogales, Mexico facility from Asian goods vendors. The restructuring includes discontinuing softside production in Nogales and vacating the leased manufacturing building. The provision related to termination and severance costs for the elimination of approximately 534 positions in the Company's manufacturing operations in Nogales, and building lease termination costs for the softside plant in Nogales. In connection with these activities, during the fourth quarter of fiscal 2002, the Company recorded a $1.9 million asset impairment to the carrying amount of machinery and equipment which was no longer to be used in production at the Nogales manufacturing facility. During the fourth quarter of fiscal 2003, the Company recorded a $0.6 million credit to the fiscal 2002 Denver restructuring reserve relating to management's determination that severance costs for the restructuring would be lower than initially anticipated. Fiscal 2003 operating cost savings from the Nogales restructuring were approximately $3.2 million. Annual operating cost savings from the Nogales restructuring (translated using expected translation rates) are expected to be approximately $5.0 million annually beginning in fiscal 2004.

        Additionally, during the fourth quarter of fiscal 2002, the Company recorded a $5.0 million restructuring provision associated with the restructuring of the European operations which includes the elimination or downsizing of underutilized manufacturing facilities and labor forces. The provision related primarily to termination and severance costs for the elimination of 233 positions in the Company's manufacturing operations in Henin Beaumont, France, Tres Cantos, Spain, Torhout, Belgium, and Saltrio, Italy. Manufacturing in France will continue, although at a reduced level of output. The Torhout, Belgium manufacturing facility was sold subsequent to January 31, 2003. Manufacturing in Italy has been closed down and the existing leased facility continues to be used for other sales and distribution activity. Annual operating cost savings from the fiscal 2002 European restructuring were $2.0 million in fiscal 2003 and are expected to be approximately $2.5 million in fiscal 2004 and annually thereafter. In addition, the Company will avoid approximately $1.4 million annually beginning in fiscal 2003 of unfavorable plant production variances due to a reduction in excess production capacity in its European operations.

        Operating Income.    Operating income increased from $21.2 million in fiscal 2002 to $69.8 million in fiscal 2003, an increase of $48.6 million. This is the net result of an increase in gross profit of $21.0 million, a decline in SG&A of $9.8 million, a decline in asset impairment charges and provisions for restructuring operations of $11.1 million and a decline in amortization of intangible assets of $6.6 million.

        Interest Income.    Interest income which includes interest received from the temporary investment of excess cash balances, declined by $0.2 million compared to the prior year.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs declined from $49.0 million in fiscal 2002 to $48.0 million in fiscal 2003 representing a decline of 2.0%. The decline in interest expense is due primarily to lower interest rates on and lower average balances outstanding under the Company's Senior Credit Facility. As of January 31, 2003, over 75% of the Company's debt was in fixed rate instruments. Interest expense includes $2.1 million in amortization of debt issuance costs in fiscal 2003 and 2002.

        Other Income (Expense)—Net.    See Note 15 to the consolidated financial statements included elsewhere herein for a comparative analysis of the components of Other Income (Expense)—Net.

        Other expense—net, increased by $13.5 million from expense of $1.0 million in fiscal 2002 to expense of $14.5 million in fiscal 2003. The increase in expense is due to a change from realized and unrealized gains from forward exchange contracts to losses of $7.2 million, an increase in foreign currency translation and transactional losses of $1.8 million, primarily due to a devaluation of Latin American currencies, an increase in bank loan amendment fees and write-off of deferred financing costs of $1.3 million due primarily to the current year write down of non-recoverable costs associated with efforts to refinance the Company's Senior Credit Facility, the unfavorable change in gain (loss) on sale of fixed assets of $2.0 million due primarily to a loss on the sale of the Canadian molding operations, and an increase in other expenses of $1.2 million.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the increase in operating income from the strengthening of the euro versus the U.S. dollar from the prior year to be approximately $2.3 million and $1.0 million for fiscal 2003 and 2002, respectively. Other income, net for fiscal 2003 includes net realized and unrealized losses from forward exchange contracts of $4.8 million which are included in Other Income (Expense)—Net. Realized losses on contracts closed during fiscal 2003 were $3.9 million. In fiscal 2002, net realized and unrealized gains were $2.4 million. Realized gains on contracts closed during fiscal 2002 were $2.3 million.

        Income Taxes.    Income tax expense decreased from $6.9 million in fiscal 2002 to $3.0 million in fiscal 2003, a decline of $3.3 million. The decline in income tax expense is due primarily to a $5.0 million credit to income tax expense in fiscal 2003. As a result of the completion of federal income tax audits in the U.S., the Company reduced U.S. federal and state accrued income taxes by $5.0 million in fiscal 2003 for excess accrued taxes related to prior years. This decline was partially offset by higher foreign income taxes for the European and Asian operations associated with higher taxable income from those operations. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2003 and 2002 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Extraordinary Gain.    During fiscal 2002, the Company repurchased and retired $7.6 million principal amount of its 10 3/4% Senior Subordinated Notes. The difference between the principal amount of the Notes and the amount at which they were repurchased by the Company in fiscal 2002 was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item.

        Net Loss.    The Company had net income in fiscal 2003 of $3.3 million compared to a net loss in fiscal 2002 of $33.6 million. The $36.9 million favorable change from a net loss in the prior year to net income in the current year is the result of increases in operating income and declines in interest and income tax expense, offset by a decline in interest income and increases in other expense—net and minority interest in earnings of subsidiaries.

        Senior Redeemable Preferred Stock Dividends and Accretion of Senior Redeemable Preferred Stock Discount.    This item represents the accrual of cumulative dividends on Senior Redeemable Senior Preferred Stock and the accretion of the original issue discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $5.3 million in dividends versus the prior year is due to the compounding effects of the dividend rate on previously issued share dividends.

        Net Loss to Common Stockholders.    This amount represents net loss after dividends payable and the accretion of the original issue discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders decreased from $71.1 million to $39.5 million; the net loss per common share declined from $3.59 to $1.99 per share.

Fiscal 2002 Compared to Fiscal 2001

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

        On a U.S. dollar basis, sales from European operations declined from $313.4 million in fiscal 2001 to $299.1 million in fiscal 2002, a decline of $14.3 million, or 4.6%. Expressed in the local European currency (euros), fiscal 2002 sales declined by 1.5%, or the U.S. constant dollar equivalent of $4.6 million, from fiscal 2001. Local currency sales of softside products declined approximately 1% from the prior year while hardside product sales declined approximately 9%. Local currency sales of Samsonite black label products (clothing, footwear and accessories) declined approximately 2% to $23.9 million. Partially offsetting these declines was a 72% increase in local currency sales from casual bag products and a 52% increase in sales from expanding European retail operations. The decline in European sales volumes is due primarily to the effect of the September 11 events. Sales volumes in the four-month period immediately following September 11 declined $11.1 million, or 10.6%, from the same period in the prior year.

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

        Sales from Asian operations increased from $53.1 million in fiscal 2001 to $62.6 million in fiscal 2002, an increase of $9.5 million or 17.9%. Sales from Asian operations have benefited from economic recovery in some parts of this region, the Company's strategy of building market share during the previous economic crisis and building the prestige of the Samsonite brand name in this region. The most significant increase in revenues from Asian operations was in Korea with a $4.3 million, or 25.2% increase in revenues from the prior year. In June 2000, the Company acquired from its joint venture partner, its 50% interest in Chia Tai Samsonite (H.K.) Ltd ("Chia Tai"), a joint venture formed to manufacture and distribute luggage in China. Prior to the acquisition, the Company owned 50% of the joint venture and accounted for it under the equity method. Since the acquisition, the financial statements of Chia Tai have been consolidated with the Company's. Revenues of Chia Tai totaling $9.4 million and $3.5 million are included in sales from Asian operations for fiscal 2002 and 2001, respectively. Despite the increase in revenues from Asian operations compared to the prior year, sales from the Asian operations were also unfavorably impacted by the September 11 events compared to pre-September 11 sales growth levels.

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

        During the fourth quarter of fiscal 2002, the Company recorded a $5.0 million restructuring provision associated with the restructuring of the European operations which includes the elimination or downsizing of underutilized hardside suitcase manufacturing facilities and labor forces. The provision relates primarily to termination and severance costs for the elimination of approximately 233 positions in the Company's manufacturing operations in Henin Beaumont, France, Tres Cantos, Spain, Torhout, Belgium, and Saltrio, Italy. Manufacturing in France will continue, although at a reduced level of output. It is expected that the Torhout, Belgium manufacturing facility will be sold in fiscal 2004. Manufacturing in Italy will be closed down and the existing leased facility will continue to be used for other sales and distribution activity.

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

Liquidity, Capital Resources and Going Concern Matters

        On June 24, 2003, amounts outstanding under the European term loan ($37.5 million at January 31, 2003) and revolving credit facility ($9.0 million at January 31, 2003) portions of the Company's senior bank credit facility become due. Unless the Company is successful in refinancing or extending the senior credit facility, it will not be able to make such required principal payments. Nonpayment of principal amounts due June 24, 2003 is a default under the senior credit facility and could result in an acceleration of all amounts due thereunder. In addition, such a default under the senior credit facility could result in any or all of the following: default under the senior subordinated notes indenture and an acceleration of amounts due thereunder, a requirement to pay penalty dividends and to grant representation on the Company's board of directors to the senior redeemable preferred stockholders, and the Company's inability to meet its other obligations as they become due.

        Subsequent to January 31, 2003, the Company entered into a recapitalization agreement dated May 1, 2003 whereby, among other transactions, investors will purchase 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% for $106 million. The Company intends to use the proceeds from the sale of the stock to repay bank debt, to pay fees and expenses incurred in connection with the recapitalization and for working capital. In addition, upon closing of the recapitalization, the Company's existing senior credit facility will be replaced with a new $60 million revolving credit facility. The closing of the recapitalization is subject to numerous conditions, including the receipt of approval from the holders of a majority of each of the Company's outstanding common stock and outstanding preferred stock, governmental and other third-party approvals, a maximum net debt level, entering into the new credit facility and the absence of a material adverse change. The closing of the recapitalization is also subject to the condition that the Company and the PBGC reach an agreement satisfactory to the new investors with respect to, among other things, the Company's ability to refinance the new credit facility in the future. If the conditions described above, including the PBGC condition, are not satisfied, it is uncertain whether a recapitalization will be consummated in which case, the Company will need to consider other possible alternatives available to it.

        On April 30, 2003, the Company also entered into an amendment of the senior credit facility which will, upon satisfaction of certain conditions to effectiveness relating to the recapitalization agreement, extend the final maturity date of the European term loan facilities and revolving credit facility due June 24, 2003 to June 24, 2004. Among other things, conditions to the effectiveness of the amendment to the senior credit facility include executing the recapitalization agreement, obtaining a lender commitment letter for a new $60 million credit facility, and resolving certain issues with the PBGC in a manner satisfactory to the new investors and lenders. As of May 15, 2003, the Company has satisfied all conditions to the effectiveness of the senior credit facility extension amendment except the condition relating to the PBGC issues.

        As part of the recapitalization, the Company will also retire all of its 281,131 outstanding shares of 13 7/8% senior redeemable exchangeable preferred stock (which had an aggregate liquidation preference of approximately $333.4 million at March 15, 2003) in exchange for a combination of up to 54,000 shares of new preferred stock (with an aggregate liquidation preference of $54 million) and (assuming the full amount of new preferred stock is elected to be received by existing preferred stockholders) approximately 205 million shares of common stock.

        The holders of the existing preferred stock will be given a choice to exchange their 13 7/8% preferred stock for either a combination of new convertible preferred stock and common stock or common stock and warrants to purchase shares of common stock at an exercise price of $0.75 per share. The holders of the existing preferred stock choosing common stock and warrants will receive warrants to purchase 276 shares of common stock for each share of existing preferred stock.

        The 160,000 shares of new preferred stock will be initially convertible into an aggregate of 381 million shares of common stock and will vote with the common stock on an as-converted basis on all matters submitted to a vote of common stockholders. The shares of new preferred stock issued to the new investors will represent approximately 42% of the Company's voting stock immediately following the recapitalization. The shares of new preferred stock and common stock issued in the exchange will represent approximately 55% of the Company's outstanding voting stock immediately following the recapitalization. As a result of the recapitalization, the existing common stockholders will be diluted to approximately 3% of the Company's outstanding voting stock. The new investors and their affiliates will control approximately 56% of the outstanding voting stock immediately following the recapitalization.

        Subject to the satisfaction of the conditions precedent to closing the recapitalization transaction, the Company expects the closing of the recapitalization to occur in the third calendar quarter of 2003. However, no assurance can be given that the conditions to closing will be satisfied or that the recapitalization will ultimately be consummated.

        The Company's ability to continue as a going concern depends on its ability to complete the recapitalization or obtain new sources of financing to pay its obligations as they become due or extend the maturity dates of its senior credit facility, and upon maintaining adequate liquidity and achieving sustained profitability. The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities increased by $8.8 million compared with the prior year primarily as a result of the increase in cash provided by operations adjusted for non-cash items of $22.9 million, and by a decrease in cash provided by changes in operating assets and liabilities of $14.1 million. The increase in cash provided by operations adjusted for non-cash items is due primarily to the reduction in the Company's net loss as discussed above. At January 31, 2003, the Company had current assets in excess of current liabilities of $76.3 million compared to $169.8 million at January 31, 2002, a decline of $93.5 million, net of exchange rate effects. Current assets declined by $32.6 million due to a decline in cash of $46.7 million and a decline in inventories of $11.0 million, offset by increases in receivables of $21.1 million, deferred taxes of $0.1 million and prepaid expenses and other current assets of $3.9 million. The decline in cash from fiscal 2002 to 2003 is due to the following: in the fourth quarter of fiscal 2002, the Company borrowed substantially all remaining availability under the $70 million revolving credit line of the senior credit facility to provide additional liquidity in the aftermath of the September 11, 2001 terrorist attacks. In fiscal 2003, the Company repaid all the revolving credit borrowings, except for $9.0 million, which remains outstanding as of January 31, 2003. Additionally, during the fourth quarter of fiscal 2002 the Company reduced expenses and scaled back purchasing in response to the slower business climate and reduction in sales following the terrorist attacks. The increase in trade and other receivables and accounts payable and accrued liabilities and the decline in inventory reflect a return to a higher level of sales and purchasing activity since January 31, 2002.

        Cash flows used in investing activities increased from $9.0 million in fiscal 2002 to $10.6 million in fiscal 2003, an increase of $1.6 million. This was primarily caused by a decline in proceeds from the sale of property, plant and equipment of $3.0 million in fiscal 2003. Proceeds from the sale of property, plant and equipment in fiscal 2002 include proceeds from the sale of real estate in Rhode Island of $2.8 million. Capital expenditures in fiscal 2003 consist primarily of upgrades, replacements of machinery and equipment and purchases of machinery and equipment for new products at the Company's manufacturing and distribution facility in Belgium.

        Cash flows used in financing activities increased from cash provided of $48.3 million in fiscal 2002 to net cash payments of $59.2 million in fiscal 2003, an increase in cash used of $107.5 million. This change was primarily caused by the borrowing of funds under the senior credit facility in fiscal 2002 and subsequent repayment in fiscal 2003 as discussed above.

        The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund fiscal 2003 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures. The Company's principal sources of liquidity are cash flows from operating activities and borrowings under the senior credit facility. Assuming that the amendment to extend the maturity date of the senior credit facility can be made effective or that a recapitalization or refinancing transaction can be consummated as discussed in the preceding paragraphs, management of the Company believes that cash flow from future operations and amounts available under its credit facilities, including emerging market credit facilities will be adequate to fund operating requirements during the next 12 months. The Company's results of operations and cash flows are particularly sensitive to any events which adversely affect the travel industry and could therefore be adversely affected by another major terrorist attack, the war in Iraq, or any other event that has the impact of restricting or reducing travel.

Off-Balance Sheet Financing and Other Matters

        The Company's most significant off-balance sheet financing arrangements as of January 31, 2003 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 2003, approximately $11.9 million of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts. Additionally, the Company's lenders have issued letters of credit in the U.S. totaling $4.9 million and documentary letters of credit in Europe totaling $1.1 million as of January 31, 2003. The Company has issued other guarantees totaling $1.6 million in Europe to meet operational requirements.

        The following summarizes the Company's contractual cash obligations under long-term debt and capital lease obligations and operating lease agreements as of January 31, 2003:

	Payments due by period
	2004	2005-2006	2007-2008	Beyond	Total
	(In thousands)
Long-term debt and capital lease obligations	$61,248	38,001	323,818	270	423,337
Operating leases	20,137	26,753	14,108	1,321	62,319

Total contractual cash obligations	$81,385	64,754	337,926	1,591	485,656

        Such disclosure does not include the Company's obligations under purchase orders or non-cancelable agreements to purchase goods or services in the ordinary course of business; the Company does not believe it has entered into any such agreements that extend beyond January 31, 2004.

        The Company's Board of Directors has determined not to declare the March 15, 2002, June 15, 2002, September 15, 2002, December 15, 2002 and March 15, 2003 pay-in-kind dividend on the Company's redeemable preferred stock. Non-payment of the dividend does not constitute a default, has no current effect on the rights or obligations of the Company or the preferred stockholders and has no effect on the Company's consolidated financial condition or results of operations. In accordance with the terms of the preferred stock, the dividends will continue to accumulate and compound quarterly at the stated rate of 13 7/8% per annum and the accumulated dividends will be added to the liquidation preference of the preferred stock. The dividend was not declared due to legal requirements under Delaware law and the Company does not expect to declare or pay dividends on the preferred stock for the foreseeable future. Dividends on the redeemable preferred stock become payable in cash after June 15, 2003. If the Company does not declare and pay these cash dividends, the dividends will begin to accumulate at a rate of 15 7/8% per annum until such dividends are paid in full in cash; additionally, if the Company fails to declare and pay the cash dividends on any two dividend payment dates, the number of directors is required to be adjusted by the number necessary to permit the holders of the senior redeemable preferred stock, voting separately and as one class, to elect the lesser of two directors or that number of directors constituting at least 25% of the entire Board of Directors.

        Due to recent declines in stock market valuations and the current interest rate environment, in future periods the Company may be required to make cash contributions into its U.S. pension plan. The Company estimates that it may be required to make cash contributions to the U.S. pension plan ranging between $2 million per year and $15 million per year beginning as early as fiscal 2004. Total contributions required during the five fiscal years ending January 31, 2008 could approximate $20 to $35 million. If such contributions were required, they would need to be funded out of cash flow from operations or additional borrowings. The Company has prepared these estimates based on what it believes are reasonable assumptions related to expected future rates of return on pension assets and interest rates. Actual cash contributions required to be made to the U.S. pension plan could vary significantly from these estimates based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable. The United States Congress is considering proposals to provide relief from increased pension plan funding requirements, which could reduce these estimated future funding amounts. There can be no assurance that such proposals will result in legislation that will provide a significant reduction to the aforementioned pension funding requirement estimates.

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

        The Company's accounting for inventory at the lower of cost or market value, accruals for allowances for doubtful accounts, impairment of long-lived assets, impairment of intangible assets not being amortized, accruals for restructuring activities and U.S. defined benefit pension plan involve accounting policies which are most affected by management's judgment and the use of estimates.

Inventories

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

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts based on its historical experience and provides for any specific collection issues that are identified. Such allowances have historically been adequate to provide for our doubtful accounts but involve a significant degree of management judgment and estimation. Better or worse than expected future economic conditions, unknown customer credit problems and other factors may require adjustments to allowances for doubtful accounts provided for in future periods.

Asset Impairment and Provision for Restructuring Operations

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

Intangibles Not Being Amortized

        Upon the adoption of Statement of Financial Accounting Standards No. 142 ("SAFS 142"), Goodwill and Other Intangible Assets, on February 1, 2002, the Company discontinued amortization of intangibles with an indefinite life consisting of the unamortized cost of goodwill of $3.3 million and the unamortized cost of the Samsonite and American Tourister tradenames of $84.1 million. SFAS 142 requires that intangibles not subject to amortization be tested annually, or more frequently as events and circumstances dictate, by comparing the fair value of the asset to its carrying amount. The Company has estimated the fair market value of unamortized goodwill and the Samsonite and American Tourister tradenames using internally developed estimates of fair market value and believes no impairment of the unamortized carrying amount has occurred as of January 31, 2003. Such estimation of the fair market value of intangibles involves significant assumptions which may be affected by future events and market conditions.

Pension Plans

        The Company has a qualified defined benefit plan which covers most of its U.S. employees and a nonqualified defined benefit plan which covers certain highly compensated executives (together "the Plans"). The Company records pension expense and income in accordance with Statement of Financial Accounting Standards No. 87. There have been significant credits to the results of operations as a result of the Plans based on actuarial valuations. Inherent in these valuations are several important assumptions, including discount rates and expected return on Plan assets, which are updated at the beginning of each plan year based on current market conditions. Significant changes in pension credits or expense may occur in the future due to changes in assumptions caused by changing market conditions.

        The key assumptions used in developing the pension credit of $6.1 million related to the Plans in fiscal 2003 were a 7.00% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. In the prior fiscal year 2002, assumptions used were a 7.25% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. The pension credit related to the Plans decreased from $6.5 million in fiscal 2002 to $6.1 million in fiscal 2003. The pension credit related to the Plans is expected to be approximately $0.2 million in fiscal 2004. The decrease in the pension credit is a result of a decrease in plan assets caused by market conditions and a sharp decrease in the amount of unrecognized gains being amortized. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate would have increased or decreased the fiscal 2003 pre-tax loss by approximately $0.6 million. Holding all other assumptions constant, a one-half percent increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2003 pre-tax loss by $1.1 million.

        The Plans' investments at January 31, 2003 were allocated approximately 65% to large capitalization stocks and 35% to large capitalization corporate bonds. Based on the long-term historical rates of return from each of these asset classes, the Company believes the 8.25% expected rate of return on plan assets assumption in fiscal 2003 is reasonable. The asset allocation and related assumed expected rate of return used in fiscal 2004 is not expected to be significantly different from fiscal 2003.

        The Company's actuaries calculate the Plans' obligations at the end of each plan year (December 31) and such measurement date valuation is used to record pension obligations in the Company's fiscal year-end financial statements in accordance with Statement of Financial Accounting Standards No. 87. At the measurement date, the estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the "ABO", exceeded the fair value of the Plans' assets at December 31, 2002. This was due primarily to negative returns on the pension investments as a result of the decline in equity markets during 2002 and a decline in the discount rate used to estimate the pension liability because of lower U.S. interest rates. As a result, at January 31, 2003, the Company was required to record a $33.7 million minimum liability for the excess of ABO over the fair value of plan assets, a deferred asset of $2.4 million for the amount of such liability which represents prior service cost, and a charge to stockholders' equity (Other Comprehensive Income (Loss)) for the difference of $31.3 million. At January 31, 2002, the ABO was approximately equal to the fair value of plan assets and the Company was not required to record a minimum liability in its financial statements. Future market conditions and interest rates significantly impact future assets and liabilities of the pension plan, and similar charges or credits to stockholders' equity may be required in the future upon measurement of plan obligations at the end of each plan year.

        During fiscal years 2003, 2002 and 2001 the Company made $1.2 million, $2.5 million and $0.4 million, respectively, of contributions to the Plans. In fiscal 2004, the Company may be required to make cash contributions from $2 million to $15 million depending on stock market conditions, the interest rate environment and other factors. Total required contributions during the five-year period ending January 31, 2008 could be from approximately $20 million to $35 million.

Effect of Recently Issued Accounting Standards

        In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation association with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company is also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period of reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 effective February 1, 2003. The Company does not expect the effect of adopting SFAS No. 143 on the Company financial statements to be material.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 143 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the statement related to Statement No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. The Company does not expect the effect of adopting SFAS No. 145 on the Company's financial statements to be material.

        Effective for fiscal years beginning after May 15, 2002, the Financial Accounting Standards Board has issued SFAS No. 145, which rescinds SFAS No. 4, No. 44, and 64 and amends SFAS No. 13. The Company does not expect the effect of adopting SFAS No. 145 on the Company's financial statements to be material.

        The Financial Accounting Standards Board has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities (commonly referred to as restructuring activities) that are initiated after December 15, 2002 and nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company does not expect the effect of adopting SFAS 146 on the Company's financial statements to be material.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

Foreign Exchange Contracts

        The Company enters into forward foreign exchange and option contracts to reduce its economic exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations), inter-company royalty payments from foreign subsidiaries, and certain third party royalty payments receivable in Japanese yen. The Company's European subsidiary enters into forward exchange contracts primarily to reduce its economic exposure to purchases of goods from the Far East payable in U.S. dollars and certain other contracts to reduce its economic exposure to receipts payable in various European currencies.

        Contracts entered into to reduce the Company's exposure to translated earnings of foreign subsidiaries and inter-company royalties are marked to market at the end of each month and gains or losses are included in Other Income (Expense)CNet. Gains or losses on foreign exchange contracts entered into to reduce the Company's exposure to third party royalty payments, product purchases, and receipts are included in income or loss when the contracts are closed.

        At January 31, 2003, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $44.7 million with a weighted average maturity of 146 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the year ended January 31, 2003 would be approximately $3.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

Interest Rates

        At January 31, 2003, the Company had approximately $328.9 million of fixed rate long-term debt (including current maturities.) The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt (including current portion) at January 31, 2003 was $278.8 million, which was less than the carrying value by $50.1 million. Fair values were determined primarily from quoted market rates since almost all the fixed rate long-term debt at January 31, 2003 consists of the Company's outstanding publicly traded subordinated notes. A 1.0% decrease from prevailing interest rates at January 31, 2003, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $10.7 million.

        At January 31, 2003, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $36.4 million at January 31, 2003), a fixed pay rate of 5.01% and a receive rate, based on Euribor of 3.12%. The swap agreement dated May 17, 2000 has a three-year term. The rate the Company receives reprices every three months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the 2003 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the 2003 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated by reference from the 2003 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the 2003 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 14. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Control.

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements:
See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.
	2.	Financial Statement Schedule:
See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.
	3.	Exhibits:
See Index to Exhibits on pages E-1 through E-5 hereof.
(b)		Reports on Form 8-K.
Form 8-K dated February 14, 2002 Item 5. Other Events
Form 8-K dated March 20, 2002 Item 5. Other Events
Form 8-K dated July 25, 2002 Item 5. Other Events
Form 8-K dated October 7, 2002 Item 5. Other Events

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION
By:	/s/ LUC VAN NEVEL Chief Executive Officer and President
Date: May 16, 2003

        Each person whose signature appears below constitutes and appoints Luc Van Nevel and Richard H. Wiley, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2003, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD H. WILEY Richard H. Wiley	Chief Financial Officer, Treasurer and Secretary	May 16, 2003
Bernard Attal	Director
/s/ JEAN-FRANCOIS PALUS Jean-Francois Palus	Director	April 29, 2003
/s/ STEPHEN J. SOLARZ Stephen J. Solarz	Director	May 15, 2003
/s/ JOHAN TACK Johan Tack	Director	May 16, 2003
/s/ LUC VAN NEVEL Luc Van Nevel	Director	May 16, 2003

CERTIFICATIONS

I, Luc Van Nevel, certify that:

1.
I have reviewed this annual report on Form 10-K of Samsonite Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ LUC VAN NEVEL
	Name:	Luc Van Nevel
	Title	Chief Executive Officer, President and Director

Date: May 16, 2003

CERTIFICATIONS

I, Richard H. Wiley, certify that:

1.
I have reviewed this annual report on Form 10-K of Samsonite Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report.

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ RICHARD H. WILEY
	Name:	Richard H. Wiley
	Title	Chief Financial Officer, Treasurer and Secretary

Date: May 16, 2003

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Samsonite Corporation:

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As described in Note 5, Samsonite Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective on February 1, 2002.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net capital deficiency and will default on payments due under its senior credit facility unless it is successful in extending the maturity date of the senior credit facility or completing possible recapitalization or refinancing transactions. As discussed in Note 1 to the financial statements, as of May 15, 2003, the Company had entered into a recapitalization agreement and an amendment to its senior credit facility extending the maturity date of such facility; however, all conditions precedent to the effectiveness of these agreements had not been satisfied. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      KPMG LLP

Denver, Colorado
March 14, 2003, except for
Notes 1, 8 and 18 as to which
the date is May 15, 2003

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2003 and 2002

(In thousands)

	January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$22,705	69,390
Trade receivables, net of allowances for doubtful accounts of $7,205 and $6,211 (Note 8)	73,558	56,067
Notes and other receivables, net	11,703	8,088
Inventories (Notes 3 and 8)	138,150	149,204
Deferred income tax assets (Note 11)	3,435	3,296
Prepaid expenses and other current assets	20,871	16,970

Total current assets	270,422	303,015
Property, plant and equipment, net (Notes 4 and 8)	112,895	113,317
Intangible assets, less accumulated amortization of $62,424 and $63,703 (Notes 5, 6 and 8)	101,294	99,741
Other assets and long-term receivables, net of allowance for doubtful accounts of $788 and $521	11,480	13,791

	$496,091	529,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt (Note 7)	$9,413	12,466
Current installments of long-term obligations (Notes 8 and 18)	61,248	2,727
Accounts payable	52,732	41,995
Accrued interest expense	6,171	6,610
Accrued compensation and employee benefits	25,016	21,161
Other accrued expenses	39,531	48,302

Total current liabilities	194,111	133,261
Long-term obligations, less current installments (Notes 8, 13 and 18)	361,907	469,646
Deferred income tax liabilities (Note 11)	13,847	12,571
Other non-current liabilities (Note 12)	60,260	28,666

Total liabilities	630,125	644,144

Minority interests in consolidated subsidiaries	10,341	9,633
Senior redeemable preferred stock (aggregate liquidation preference of $327,927 and $286,115, net of discount and issuance costs of $7,604 and $8,629) (Notes 9 and18)	320,323	277,486
Stockholders' equity (deficit) (Notes 8, 9, 10 and 18):
Preferred stock	—	—
Common stock	304	303
Additional paid-in capital	490,310	490,283
Accumulated deficit	(480,475)	(440,932)
Accumulated other comprehensive loss	(54,837)	(31,053)

	(44,698)	18,601
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(464,698)	(401,399)

Commitments and contingencies (Notes 1, 8, 9, 10, 11, 12, 14 and 18)
	$496,091	529,864

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended January 31,
	2003	2002	2001
Net sales	$744,035	736,274	783,898
Cost of goods sold	430,361	443,591	459,746

Gross profit	313,674	292,683	324,152
Selling, general and administrative expenses	240,060	249,893	260,690
Amortization and impairment of intangible assets (Note 2)	1,397	8,036	4,656
Asset impairment charge (Note 2)	889	1,933	6,400
Provision for restructuring operations (Note 2)	1,571	11,617	1,604

Operating income	69,757	21,204	50,802
Other income (expense):
Interest income	653	875	1,287
Interest expense and amortization of debt issue costs and premium	(48,007)	(48,974)	(49,779)
Other income (expense)—net (Note 15)	(14,465)	(1,011)	4,237

Income (loss) before income taxes, minority interest, and extraordinary item	7,938	(27,906)	6,547
Income tax expense (Note 11)	(2,985)	(6,886)	(12,350)
Minority interest in earnings of subsidiaries	(1,659)	194	(2,649)

Income (loss) before extraordinary item	3,294	(34,598)	(8,452)
Extraordinary item—gain on extinguishment of debt, (Note 8)	—	1,044	1,652

Net income (loss)	3,294	(33,554)	(6,800)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount (Note 9)	(42,837)	(37,505)	(32,854)

Net loss to common stockholders	$(39,543)	(71,059)	(39,654)

Weighted average common shares outstanding—basic and diluted	19,863	19,809	19,746

Income (loss) per common share—basic and diluted:
Loss before extraordinary item	$(1.99)	(3.64)	(2.09)
Extraordinary item	—	0.05	0.08

Net loss per share	$(1.99)	(3.59)	(2.01)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLERS' EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Preferred stock(1)	Common stock(2)	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Comprehensive loss	Treasury stock
Balance, January 31, 2000	$—	302	489,963	(330,219)	(21,529)		(420,000)
Net loss	—	—	—	(6,800)	—	(6,800)	—
Foreign currency translation adjustment	—	—	—	—	(4,373)	(4,373)	—

Comprehensive loss						$(11,173)

Issuance of 44,033 shares to directors for services (Note 10)	—	1	187	—	—		—
Issuance of 12,008 shares for exercise of employee stock options (Note 10)	—	—	30	—	—		—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 9)	—	—	—	(32,854)	—		—
Other	—	—	(53)	—	—		—

Balance, January 31, 2001	$—	303	490,127	(369,873)	(25,902)		(420,000)

Net loss	$—	—	—	(33,554)	—	(33,554)
Cumulative effect of accounting change (net of income tax effect of $31)	—	—	—	—	(18)	(18)	—
Net unrealized gain on cash flow hedges (Net of income tax effect of $271)	—	—	—	—	617	617	—
Reclassification of net gains to net income (net of income tax effect of $489)	—	—	—	—	(1,304)	(1,304)	—
Foreign currency translation adjustment	—	—	—	—	(4,446)	(4,446)	—

Comprehensive loss						$(38,705)

Issuance of 69,700 shares to directors for services (Note 10)	—	—	156	—	—		—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 9)	—	—	—	(37,505)	—		—

Balance, January 31, 2002	$—	303	490,283	(440,932)	(31,053)		(420,000)

Net income	$—	—	—	3,294	—	3,294	—
Net unrealized gain (loss) on cash flow hedges (Net of income tax effect of $558)	—	—	—	—	(1,484)	(1,484)	—
Reclassification of net losses (gains) to net income (net of income tax effect of $363)	—	—	—	—	1,460	1,460	—
Foreign currency translation adjustment	—	—	—	—	7,569	7,569	—
Minimum pension liability adjustment (Note 12)	—	—	—	—	(31,329)	(31,329)	—

Comprehensive loss	—	—	—	—	—	$(20,490)	—

Issuance of 21,160 shares to directors for services (Note 10)	—	1	27	—	—		—
Senior Redeemable Preferred Stock Dividends and accretion of Senior Redeemable Preferred Stock discount (Note 9)	—	—	—	(42,837)	—		—

Balance, January 31, 2003	$—	304	490,310	(480,475)	(54,837)		(420,000)

(1)
$.01 par value; 2,000,000 shares authorized; 281,131, 281,131 and 245,285 Senior Redeemable Preferred shares issued and outstanding at January 31, 2003, 2002 and 2001, respectively; no Series Z Preferred shares issued or outstanding at January 31, 2003.

(2)
$.01 par value; 60,000,000 shares authorized; 30,365,573, 30,344,413 and 30,274,713 shares issued at January 31, 2003, 2002 and 2001, respectively and 19,865,573, 19,844,413 and 19,774,713 outstanding at January 31, 2003, 2002 and 2001, respectively.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended January 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$3,294	$(33,554)	(6,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	—	(1,044)	(1,652)
Loss (gain) on disposition of assets held for sale and fixed assets, net	1,396	(633)	188
Depreciation and amortization of property, plant and equipment	18,362	19,575	20,869
Amortization and write-off of debt issue costs and premium	3,209	2,041	2,084
Amortization and impairment of intangible assets	1,397	8,036	4,656
Stock issued for services	28	156	188
Deferred income tax expense (benefit)	(780)	(1,304)	119
Pension plan gains, net	(4,499)	(5,048)	(5,916)
Asset impairment charge	889	1,933	6,400
Provision for doubtful accounts	1,362	1,494	2,069
Provision for restructuring operations	1,571	11,617	1,604
Changes in operating assets and liabilities:
Trade and other receivables	(17,458)	21,071	(3,514)
Inventories	18,052	12,152	9,365
Other current assets	(3,289)	(3,312)	(2,822)
Accounts payable and accrued liabilities	(855)	(20,819)	2,029
Other adjustments—net	(1,097)	387	(1,598)

Net cash provided by operating activities	21,582	12,748	27,269

Cash flows provided by (used in) investing activities:
Proceeds from sale of assets held for sale, property and equipment and other asset	1,242	4,202	1,106
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(10,433)	(11,672)	(17,759)
By less than 100% owned subsidiaries	(950)	(902)	(1,121)
Acquisition of foreign joint ventures and retail stores, net of cash acquired	—	—	(482)
Other	(442)	(656)	(2,061)

Net cash used in investing activities	$(10,583)	(9,028)	(20,317)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of senior credit facility	$(52,500)	53,698	6,685
Proceeds from long-term obligations—other	839	5,564	17,318
Payments of long-term obligations—other	(3,687)	(9,578)	(27,478)
Proceeds from (payments of) short-term debt—net	(3,232)	59	2,083
Other, net	36	(1,433)	1,281

Net cash provided by (used in) financing activities	(58,544)	48,310	(111)

Effect of exchange rate changes on cash and cash equivalents	860	(1,400)	(4,786)

Net increase (decrease) in cash and cash equivalents	(46,685)	50,630	2,055
Cash and cash equivalents, beginning of year	69,390	18,760	16,705

Cash and cash equivalents, end of year	$22,705	69,390	18,760

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$46,519	46,262	47,888

Cash paid during the year for income taxes, net	$8,083	10,742	9,131

Non-cash transactions:
    Non-cash transactions are described in Notes 1, 2, 5, 6, 9, 10, 11 and 12.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2003 and 2002

(1)   Summary of Significant Accounting Policies

        (a)    General Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showroom and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company distributes designer clothing and footwear in Europe, Asia and the United States.

        (b)    Liquidity and Going Concern Matters

        On June 24, 2003, amounts outstanding under the European term loan ($37.5 million at January 31, 2003) and revolving credit facility ($9.0 million at January 31, 2003) portions of the Company's senior bank credit facility become due. Unless the Company is successful in refinancing or extending the senior credit facility, it will not be able to make such required principal payments. Nonpayment of principal amounts due June 24, 2003 is a default under the senior credit facility and could result in an acceleration of all amounts due thereunder. In addition, such a default under the senior credit facility could result in any or all of the following: default under the senior subordinated notes indenture and an acceleration of amounts due thereunder, a requirement to pay penalty dividends and to grant representation on the Company's board of directors to the senior redeemable preferred stockholders, and the Company's inability to meet its other obligations as they become due.

        As described in Note 18, subsequent to January 31, 2003, the Company entered into a recapitalization agreement dated May 1, 2003 whereby, among other transactions, investors will purchase 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% for $106 million. The Company intends to use the proceeds from the sale of the stock to repay bank debt, to pay fees and expenses incurred in connection with the recapitalization and for working capital. In addition, upon closing of the recapitalization, the Company's existing senior credit facility will be replaced with a new $60 million revolving credit facility. The closing of the recapitalization is subject to numerous conditions, including the receipt of approval from the holders of a majority of each of the Company's outstanding common stock and outstanding preferred stock, governmental and other third-party approvals, a maximum net debt level, entering into the new credit facility and the absence of a material adverse change. The closing of the recapitalization is also subject to the condition that the Company and the Pension Benefit Guaranty Corporation (the "PBGC") reach an agreement satisfactory to the new investors with respect to, among other things, the Company's ability to refinance the new credit facility in the future. If the conditions described above, including the PBGC condition, are not satisfied, it is uncertain whether a recapitalization will be consummated in which case, the Company will need to consider other possible alternatives available to it.

        On April 30, 2003, the Company also entered into an amendment of the senior credit facility which will, upon satisfaction of certain conditions to effectiveness relating to the recapitalization agreement, extend the final maturity date of the European term loan facilities and revolving credit facility due June 24, 2003 to June 24, 2004. Among other things, conditions to the effectiveness of the amendment to the senior credit facility include executing the recapitalization agreement, obtaining a lender commitment letter for a new $60 million credit facility, and resolving certain issues with the PBGC in a manner satisfactory to the new investors and lenders. As of May 15, 2003, the Company has satisfied all conditions to the effectiveness of the senior credit facility extension amendment except the condition relating to the PBGC issues.

        The Company's ability to continue as a going concern depends on its ability to complete the recapitalization or obtain new sources of financing to pay its obligations as they become due or extend the maturity dates for its senior credit facility, and upon maintaining adequate liquidity and achieving sustained profitability. The Company's financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

        (c)    Principles of Consolidation

        The consolidated financial statements include the financial statements of Samsonite Corporation and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's foreign subsidiaries generally have fiscal year ends of December 31.

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

        (e)    Cash Equivalents and Restricted Cash

        The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of January 31, 2003, the Company has $2.6 million of cash which is restricted and not available for general operating use because it is subject to an account control agreement it order to secure an outstanding line of credit.

        (f)    Accounts Receivable and Related Allowances

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company's allowances for accounts receivables consist of an allowance for doubtful accounts and for returns and customer allowances. The allowance for doubtful accounts is the Company's best estimate of the amount of potential credit losses. The allowance for doubtful accounts is reviewed by management and is adjusted for factors surrounding the credit risk of specific customers, historical trends and macroeconomic considerations. The Company provides allowances against receivables from specific customers in addition to a general allowance for amounts related to potential unidentified losses. Returns and customer allowances are adjusted for estimates by management based upon an assessment of historical trends, relevant product life cycles, information from customers, and specific promotional activities related to current sales activity. In the event that actual losses differ from the Company's estimates, or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

        (g)    Inventories

        The Company values inventories at the lower of cost, using the first-in, first-out ("FIFO") method, or market.

        (h)    Investments in Affiliates

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

        (i)    Property, Plant and Equipment

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

        (j)    Intangible Assets

        Intangible assets consist of tradenames, licenses, patents and other intangibles and are amortized on a straight-line basis over their estimated useful lives which are primarily as follows:

Tradenames	20 years
Licenses, patents and other	1 to 50 years

        The Company accounts for these intangible assets at the lower of amortized cost or fair value. On an ongoing basis, the Company reviews the valuation and amortization of intangible assets, taking into consideration any events or circumstances which may have diminished the recorded value. Effective February 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In accordance with SFAS 142, beginning February 1, 2002 all goodwill and tradenames which are considered to have an indefinite life are no longer amortized; however, such assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

        (k)    Debt Issuance Costs

        Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized over the term of the related debt obligation. During fiscal 2003, the Company charged to expense $2,883,000 of costs associated with its efforts to refinance the Company's senior credit facility; $1,711,000 and $1,172,000 of such costs were incurred in fiscal 2003 and 2002, respectively.

        (l)    Per Share Data

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

        Loss before extraordinary item per common share and net loss per common share for the years ended January 31, 2003, 2002 and 2001 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,862,661, 19,809,121 and 19,746,275, respectively. Basic earnings per common share and earnings per common share-assuming dilution are the same for the years ended January 31, 2003, 2002 and 2001 because the net loss from operations causes common stock equivalents to be antidilutive.

        There are options to purchase 1,824,952, 2,170,010 and 2,070,329 shares outstanding at January 31, 2003, 2002 and 2001, respectively.

        (m)    Derivative Financial Instruments

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

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At January 31, 2003, cash flow hedges for forecasted foreign currency transactions extend until December 2003. The estimated amount of net losses from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $730,000. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates over the next 12 months.

        (n)    Foreign Currency Translation, Exchange Risk and Financial Instruments

        The accounts of the Company's foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income (expense), net. See Note 15.

        With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company's customer base and geographic areas covered by the Company's operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 2003, approximately $11,948,000 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the holders. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

        (o)    Accounting for Long-lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires impairment losses to be recorded on long-lived assets, and certain identifiable intangible assets, used in operations when indicators of impairment are present and the undiscounted future cash flows (without interest charges) estimated to be generated by such assets are less than the assets' carrying amount. Impairment is measured by the excess of the assets' carrying amount over fair value, less costs to sell. SFAS 144 also requires that long-lived assets and certain identifiable intangibles that are expected to be disposed of be reported at the lower of the carrying amount or fair value less costs to sell.

        (p)    Revenue Recognition

        Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for markdown allowances, returns and discounts at the time product sales are recognized. Revenues from retail sales are recognized at the point-of-sale to consumers.

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $19,218,000, $21,362,000 and $17,693,000, for the years ended January 31, 2003, 2002, and 2001, respectively.

        (q)    Stock Based Compensation

        Through January 31, 2003, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation expense related to employee stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation, to stock-based employee compensation."

	Years ended January 31,
	2003	2002	2001
Net loss to common stockholders:
As reported	$(39,543)	(71,059)	(39,654)

Pro forma	$(38,475)	(69,275)	(41,251)

Net loss to common stockholders per share—basic and assuming dilution:
As reported	$(1.99)	(3.59)	(2.01)

Pro forma	$(1.94)	(3.50)	(2.09)

        Due to a change in the expected forfeiture rate of stock options, the Company reflected credits in its pro forma compensation expense using the fair value method under SFAS 123 for the years ended January 31, 2003 and 2002. In fiscal 2003, the Company adjusted the expected forfeiture rate for all outstanding options to 100%.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the two years ended January 31, 2002: no dividend yield for any year; expected volatility of 44% for fiscal year 2002 and 42% for fiscal year 2001; weighted-average risk-free interest rate of 4.3% for fiscal year 2002 and 4.8% for fiscal year 2001; and weighted average expected lives of 4.3 years for fiscal years 2002 and 2001. There were no option grants in fiscal 2003.

        (r)    Advertising Expense

        External costs incurred in producing media advertising are expensed in the year incurred. Cooperative advertising costs associated with customer support programs are accrued when the related revenues are recognized. Advertising expense was approximately $34,200,000, $38,100,000 and $46,100,000, during the years ended January 31, 2003, 2002 and 2001, respectively.

        (s)    Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2003 presentation.

(2)   Asset Impairment and Provision for Restructuring Operations

        In the first quarter of fiscal 2003, the Company implemented a plan adopted in the fourth quarter of fiscal 2002 to restructure its Mexico City operations. The Mexico City restructuring plan provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded in the first quarter of fiscal 2003 in connection with the Mexico City restructuring, relating primarily to termination and severance costs for approximately 322 positions, which have been eliminated. In connection with these activities, the Company recorded a $0.5 million asset impairment to the carrying amount of machinery and equipment, which will no longer be used in production in Mexico City. Through January 31, 2003, approximately $2.0 million has been charged against such accrual for restructuring expenses.

        During fiscal 2003, the Company recorded additional asset impairments totaling $0.4 million to the carrying amount of machinery and equipment in the U.S. Wholesale and European operations associated with the fiscal 2002 restructuring of those operations discussed below.

        In fiscal 2002, the Company recorded a restructuring provision of $3.7 million relating to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations. As of January 31, 2003, the Denver Restructuring is substantially complete.

        During the fourth quarter of fiscal 2002, the Company also recorded a $2.9 million restructuring provision associated with the fiscal 2002 restructuring of softside manufacturing operations located in Nogales, Mexico. After the admission of China to the World Trade Organization, the Company determined it was more cost effective to purchase products previously manufactured in the Nogales, Mexico facility from Asian goods vendors. The restructuring includes discontinuing softside production in Nogales and vacating the leased manufacturing building. The provision relates to termination and severance costs for the elimination of approximately 534 positions in the Company's manufacturing operations in Nogales, and building lease termination costs for the softside plant in Nogales. In connection with these activities, during the fourth quarter of fiscal 2002, the Company recorded a $1.9 million asset impairment to the carrying amount of machinery and equipment, which will no longer be used in production at the Nogales manufacturing facility. During fiscal 2003, the Company recorded a $0.6 million credit to the fiscal 2002 Nogales restructuring provision because severance costs for the restructuring were lower than initially anticipated. As of January 31, 2003, the Nogales restructuring is substantially complete.

        Additionally, during the fourth quarter of fiscal 2002, the Company recorded a $5.0 million restructuring provision associated with the restructuring of the European operations, which includes the elimination or downsizing of underutilized hardside suitcase manufacturing facilities and labor forces. The provision relates primarily to termination and severance costs for the elimination of 233 positions in the Company's manufacturing operations in Henin Beaumont, France, Tres Cantos, Spain, Torhout, Belgium, and Saltrio, Italy. Manufacturing in France will continue, although at a reduced level of output. The Torhout, Belgium manufacturing facility was sold subsequent to January 31, 2003. Manufacturing in Italy has been closed down and the existing leased facility continues to be used for other sales and distribution activity. Through January 31, 2003, approximately $4.7 million has been charged against such accrual for restructuring expenses.

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

        A restructuring provision of $1.6 million was recorded in the fourth quarter of fiscal 2001 in connection with the aforementioned restructuring initiatives. The provision relates to termination and severance costs for the elimination of approximately 22 positions in the Company's U.S. sales and marketing workforce, costs related to the consolidation of its Tucson, Arizona manufacturing operations into its existing facility in Nogales, Mexico, and lease termination costs for U.S. retail stores which will be closed. The reduction of the U.S. Sales and Marketing workforce and the consolidation of the Tucson, Arizona operations with those in Nogales, Mexico was completed in the fourth quarter of fiscal 2001. As of January 31, 2003, the fiscal 2001 restructuring is substantially complete.

(3)   Inventories

        Inventories consisted of the following:

	January 31,
	2003	2002
	(In thousands)
Raw materials and supplies	$21,431	21,869
Work in process	4,653	5,455
Finished goods	112,066	121,880

	$138,150	149,204

(4)   Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	January 31,
	2003	2002
	(In thousands)
Land	$11,484	10,739
Buildings	76,408	68,644
Machinery, equipment and other	138,362	132,184

	226,254	211,567
Less accumulated depreciation and amortization	(113,359)	(98,250)

	$112,895	113,317

        Property, plant and equipment includes property and equipment under capital leases as follows:

	January 31,
	2003	2002
	(In thousands)
Buildings	$4,482	3,805
Machinery, equipment and other	3,170	2,807

	7,652	6,612
Less accumulated amortization	(3,907)	(2,904)

	$3,745	3,708

(5)   Intangible Assets

        Effective February 1, 2002, the Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles which have an indefinite life are no longer amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Net loss and net loss per share for the years ended January 31, 2002 and 2001 adjusted to exclude amortization expense for goodwill and intangibles no longer amortized under SFAS 142, is as follows:

	Year ended January 31,
	2002	2001
	(In thousands, except per share amounts)
Net loss:
Reported net loss to common stockholders before extraordinary item	$(72,103)	(41,306)
Amortization of goodwill and other intangibles	3,418	3,264

Adjusted net loss to common stockholders before extraordinary item	$(68,685)	(38,042)

Reported net loss to common stockholders	$(71,059)	(39,654)
Amortization of goodwill and other intangibles	3,418	3,264

Adjusted net loss to common stockholders	$(67,641)	(36,390)

Basic and diluted earnings per common share:
Reported net loss before extraordinary item	$(3.64)	(2.09)
Amortization of goodwill and other intangibles	0.17	0.17

Adjusted net loss to common stockholders before extraordinary item	$(3.47)	(1.92)

Reported net loss to common stockholders	$(3.59)	(2.01)
Amortization of goodwill and other intangibles	0.17	0.17

Adjusted net loss	$(3.42)	(1.84)

        Goodwill with a gross book value of $6.3 million ($3.3 million net of accumulated amortization) at January 31, 2003 and $6.2 million ($3.0 million net of accumulated amortization) at January 31, 2002, and the Samsonite and American Tourister tradenames with a gross book value of $107.0 million ($84.1 million net of accumulated amortization) at January 31, 2003 and 2002 are no longer amortized beginning February 1, 2002. During fiscal 2003, the Company recorded an increase in intangible assets of $2.4 million in connection with adjustment of the Company's minimum pension liability (see Note 12) and goodwill of $0.4 million in connection with an acquisition (see Note 6). During the fourth quarter of fiscal 2002, the Company wrote off the remaining unamortized balance of goodwill recorded in connection with the acquisition of two distributorships in Argentina and Uruguay and the eight-store retail chain in Argentina totaling $3.3 million. Due to the political unrest and severe economic decline in Argentina, it was determined that the entire unamortized balance of such goodwill had been permanently impaired. The Company's other remaining intangible assets are subject to amortization. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company's intangible assets. The components of intangible assets, which continue to be amortized, were as follows (in thousands):

	January 31, 2003		January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Tradenames	$16,419	6,820	16,419	5,997
Licenses, patents and other	31,583	29,737	31,384	29,151

	$48,002	36,557	47,803	35,148

        Amortization expense for the net carrying amount of intangible assets at January 31, 2003 is estimated to be $1.3 million in fiscal 2004, $1.3 million in fiscal 2005, $1.2 million in fiscal 2006, $1.0 million in fiscal 2007 and $0.9 million in fiscal 2008.

(6)   Purchases of Interest in Joint Venture and Foreign Distributorships

        In December 2002, the Company acquired a 22-store retail chain in the United States for approximately $1.0 million and recorded goodwill in connection with the purchase of $0.4 million.

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

        In June 2000, the Company, through its 51% owned Latin American joint venture, acquired an eight-store retail chain in Argentina for $1,680,000, including non-cash and minority interest consideration of $1,080,000, and recorded goodwill in connection with the purchase of $1,527,000. The unamortized balance of such goodwill was written-off in fiscal 2002 (see Note 5).

(7)   Short-term Debt

        As of January 31, 2003 and 2002, the Company had $9,413,000 and $12,466,000, respectively, of short-term debt outstanding under foreign lines of credit. As of January 31, 2003, the weighted average interest rate on foreign short-term borrowings was 10.0%. Certain foreign subsidiaries had unused available lines of credit for working capital, discounting trade acceptances and issuing bank guarantees of approximately $44.2 million as of January 31, 2003. The terms of the Company's senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such credit facilities.

(8)   Long-term Obligations

        Long-term obligations represent long-term debt and capital lease obligations as follows:

	January 31,
	2003	2002
	(In thousands)
Senior Credit Facility(a)
Revolving Credit Facility	$9,000	61,264
Term Loan Facility	83,453	78,267
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	6,277	8,298
Capital lease obligations(d)	1,032	1,151
Series B Notes(e)	532	532

	423,155	472,373
Less current installments	(61,248)	(2,727)

	$361,907	469,646

        (a)    Senior Credit Facility

        On June 24, 1998, the Company entered into a senior credit facility (the "Senior Credit Facility"). As amended, the Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000, (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. Subsequent to January 31, 2003, the Company entered into a recapitalization agreement and an amendment, dated April 30, 2003, to the existing Senior Credit Facility that will, upon satisfaction of certain conditions, extend the maturity date of the Revolving Credit Facility ($9.0 million at January 31, 2003) and European Term Loan Facility ($37.5 million at January 31, 2003) portions of the Senior Credit Facility from June 24, 2003 to June 24, 2004. The amendment provides for a principal payment on the European Term Loan Facility of 7,800,000 euros in December 2003 with the remainder being due in June 2004. Among other things, conditions to the effectiveness of the amendment to the Senior Credit Facility include executing the recapitalization agreement with the equity investors, executing a lender commitment letter agreement for a new $60 million credit facility, and resolving certain issues with the PBGC to the satisfaction of the new investors and lenders (see Note 18). As of May 15, 2003, the Company has satisfied all conditions to the effectiveness of the Senior Credit Facility extension amendment except the condition relating to the PBGC issue; therefore, the conditions precedent to the effectiveness of the Senior Credit Facility amendment were not satisfied and amounts due under the Senior Credit Facility have been classified as current or noncurrent according to their contractual due dates.

        The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and a principal repayment of 23.75% and 47.5% of the original principal balance in the sixth and seventh years, respectively, with the remaining unpaid balance due June 24, 2005. Borrowings under the Senior Credit Facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. In addition, the Company is required to pay a commitment fee of .50% to .625% (depending on the Company's financial performance) on the unused portion of the Revolving Credit Facility. As of January 31, 2003, the Company had $4.9 million in letters of credit outstanding under the Senior Credit Facility.

        The obligations under the Senior Credit Facility are secured primarily by (i) property of Samsonite Corporation consisting of inventory, accounts receivable, personal property, selected real estate in Denver, Colorado, intellectual property and other intangibles, (ii) substantially all of the assets of Samsonite Company Stores, Inc. and McGregor II, LLC, and (iii) the pledge of stock or other ownership interest owned by Samsonite Corporation and its direct and indirect subsidiaries, as follows: 100% of the capital stock or other ownership interest in Samsonite Company Stores, Inc., C.V. Holdings, Inc., SC Denmark ApS, Samsonite Europe N.V. and McGregor II, LLC; 66% of the voting interest in SC International Holdings C.V.; and 66% of the voting stock in Samsonite Canada, Inc. and Samsonite Latinoamerica, S.A. de C.V. The PBGC has an equal and ratable lien in the amount of $17.3 million on the assets pledged under the Senior Credit Facility.

        The Senior Credit Facility contains financial covenants which require the Company to maintain, among other things, certain debt to earnings and interest coverage ratios, fixed charge coverage ratios, certain minimum earnings and limitations on capital expenditures. The Senior Credit Facility also contains covenants that, among other things, limit the ability of the Company (subject to negotiated exceptions) to incur additional liens, incur additional indebtedness, make certain kinds of investments, prepay or purchase subordinate indebtedness and preferred stock, make distributions and dividend payments to its stockholders, engage in affiliate transactions, make certain asset dispositions, make acquisitions, and participate in certain mergers.

        At January 31, 2003, the Company had an outstanding variable to fixed interest rate swap agreement with a notional amount of 34.7 million euros (equivalent to U.S. $36.4 million at January 31, 2003), a fixed pay rate of 5.01%, and a receive rate based on Euribor of 3.12%. The swap agreement dated May 17, 2000 expires on May 17, 2003. The rate the Company receives reprices every three months.

        (b)    Senior Subordinated Notes

        On June 24, 1998, the Company issued and sold $350,000,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008 (the "10 3/4% Notes").

        Interest on the 10 3/4% Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998. The 10 3/4% Notes mature on June 15, 2008 and are redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. The 10 3/4% Notes are redeemable at the option of holders thereof upon a change of control of the Company, as defined in the indenture, at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid interest thereon to the redemption date. During each of the fiscal years 2002 and 2001, the Company purchased in the open market and retired $7.6 million principal amount of the 10 3/4% Notes. The difference between the principal amount of the 10 3/4% Notes and the amount at which they were repurchased by the Company was recorded as a gain, net of deferred financing costs, and classified as an extraordinary item in the accompanying consolidated statement of operations for the years ended January 31, 2002 and 2001.

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

        (c)    Other Obligations

        As of January 31, 2003, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2007.

        (d)    Leases and Debt Maturities

        Future minimum payments under non-cancelable capital leases, which relate primarily to property and equipment, and non-cancelable operating leases, primarily for retail floor space rental, at January 31, 2003 were as follows:

	Capital leases	Operating leases
	(In thousands)
Year ending January 31:
2004	$387	20,137
2005	139	15,746
2006	139	11,007
2007	139	7,824
2008	139	6,284
Thereafter	270	1,321

Total minimum lease payments	1,213	62,319

Less amount representing interest	(182)

Present value of net minimum capital lease payments	1,031
Less current installments of minimum capital lease payments	(387)

Long-term obligations under capital leases, excluding current installments	$644

        Rental expense under cancelable and non-cancelable operating leases consisted of the following:

	Year ended January 31,
	2003	2002	2001
	(In thousands)
Minimum rentals	$19,708	19,798	20,940
Contingent rentals	811	731	1,033

	$20,519	20,529	21,973

        Aggregate maturities of long-term obligations at January 31, 2003 were as follows (in thousands):

Year ending January 31:
2004	$60,861
2005	24,880
2006	12,843
2007	679
2008	322,861

422,124
Obligations under capital leases	1,031

Total	$423,155

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

        The Company's Board of Directors has determined not to declare the March 15, 2002, June 15, 2002, September 15, 2002, December 15, 2002 and March 15, 2003 pay-in-kind dividend on the Senior Redeemable Preferred Stock. Non-payment of the dividend does not constitute a default, has no current effect on the rights or obligations of the Company or the preferred stockholders and has no effect on the Company's consolidated financial condition or results of operations. In accordance with the terms of the preferred stock, the dividends will continue to accumulate and compound quarterly at the stated rate of 13 7/8% per annum and the accumulated dividends will be added to the liquidation preference of the preferred stock. The dividend was not declared due to legal requirements under Delaware law and the Company does not expect to declare or pay dividends on the preferred stock for the foreseeable future. Dividends on the redeemable preferred stock become payable in cash after June 15, 2003. If the Company does not declare and pay these cash dividends, the dividends will begin to accumulate at a rate of 15 7/8% per annum until such dividends are paid in full in cash; additionally, if the Company fails to declare and pay the cash dividends on any two dividend payment dates, the number of directors is required to be adjusted by the number necessary to permit the holders of the senior redeemable preferred stock, voting separately and as one class, to elect the lesser of two directors or that number of directors constituting at least 25% of the entire Board of Directors.

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

(10) Employee Stock Options and Awards

        The Company's equity compensation plans described below have been approved by the Company's security holders.

  Directors' Stock Plan

        The Company has reserved 400,000 shares for issuance of common stock under the Samsonite Corporation 1996 Directors' Stock Plan (the "Plan"). Under the Plan, each non-employee director may elect to receive common stock for directors' fees valued at fair market value in lieu of cash. At January 31, 2003, 180,315, shares of common stock had been issued under the Plan.

  1995 and 1999 Stock Option and Incentive Award Plans

        The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) ("the 1995 Plan") reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2003, all awards under the 1995 Plan were nonqualified stock options.

        On July 15, 1998, the Board of Directors of the Company adopted the FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan"), which was approved by the Company's stockholders on August 28, 1998. The 1999 Plan has 750,000 shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2003, all awards under the 1999 Plan were nonqualified stock options.

  Stock Option Summary

        A summary of stock option transactions follows:

	Year ended January 31,
	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,170,010	$6.07	2,070,329	$6.64	2,282,365	$6.68
Granted	—	—	290,500	$2.78	309,300	$5.48
Exercised	—	—	—	—	(12,008)	$2.50
Forfeited	(345,058)	$4.07	(190,819)	$7.29	(509,328)	$6.21

Outstanding at end of year	1,824,952	$6.44	2,170,010	$6.07	2,070,329	$6.64

Options exercisable at end of year	1,003,516	$7.56	1,093,601	$7.02	988,724	$7.02

Weighted-average fair value of options granted during the year	$—		$1.14		$2.31

        The following table summarizes information about stock options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.50 to $6.25	1,279,000	7.0	5.04	457,564	4.96
$6.26 to $10.00	545,952	3.8	9.72	545,952	9.72

(11) Income Taxes

        The Company has operations in several different countries and its tax provision involves many complex variables, including differing tax structures from country to country and the effect of U.S. taxation on international earnings.

        Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
	(In thousands)
Year ended January 31, 2003:
U.S. federal	$(3,648)	—	(3,648)
Foreign	9,242	(780)	8,462
U.S. state and local	(1,829)	—	(1,829)

	$3,765	(780)	2,985

Year ended January 31, 2002:
U.S. federal	$—	—	—
Foreign	8,190	(1,304)	6,886
U.S. state and local	—	—	—

	$8,190	(1,304)	6,886

Year ended January 31, 2001:
U.S. federal	$—	—	—
Foreign	12,231	119	12,350
U.S. state and local	—	—	—

	$12,231	119	12,350

        Components of income (loss) from operations before income taxes, minority interest, and extraordinary item are as follows:

	Year ended January 31,
	2003	2002	2001
	(In thousands)
United States	$(13,651)	(39,892)	(26,373)
Other countries	21,589	11,986	32,920

Total	$7,938	(27,906)	6,547

        Income tax expense (benefit) attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2003, 2002 and 2001 as a result of the following:

	Year ended January 31,
	2003	2002	2001
	(In thousands)
Computed "expected" tax expense (benefit)	$2,778	(9,767)	2,292
Increase (decrease) in taxes resulting from:
Net impact of U.S. operating losses which do not provide benefit	4,301	13,594	9,230
Reduction of U.S. federal and state accrued taxes	(5,000)	—	—
Tax rate differential on foreign earnings	906	3,059	828

Income tax expense	$2,985	6,886	12,350

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability are presented below:

	January 31,
	2003		2002
	(In thousands)
Deferred tax assets:
Accounts receivable valuation allowances	$3,446		3,463
Inventory costs capitalized for tax purposes	2,909		1,121
Other accruals and reserves accrued for financial reporting purposes	10,014		14,593
Post-retirement benefits accrued for financial reporting purposes	7,423		7,375
Foreign tax credit carryforwards	—		3,016
Net operating loss and minimum tax carryforwards	113,138		111,389

Total gross deferred tax assets	136,930		140,957
Less valuation allowance	(96,575)		(97,721)

Deferred tax assets, net of valuation allowance	40,355		43,236

Deferred tax liabilities:
Plant, equipment and intangibles, due to differences as a result of fresh start	36,265		36,273
Plant and equipment, due to differences in depreciation methods	7,041		8,802
Other accruals and reserves	6,873		7,436

Total gross deferred tax liabilities	50,179		52,511

Net deferred tax liability	$(9,824	)*	(9,275)

        The components of the net current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2003	2002
	(In thousands)
Net current deferred tax asset:
U.S. federal	$—	—
Foreign	3,435	3,296
U.S. state and local	—	—

	3,435	3,296

Net non-current deferred tax asset:*
U.S. federal	—	—
Foreign	588	—
U.S. state and local	—	—

	588	—

Net non-current deferred tax liability:
U.S. federal	—	—
Foreign	13,847	12,571
U.S. state and local	—	—

	13,847	12,571

Net deferred tax asset (liability)	$(9,824)	(9,275)

*
Included with other assets and long-term receivables on the balance sheets.

        The valuation allowance for deferred tax assets was decreased from $97.7 million at January 31, 2002 to $96.6 million at January 31, 2003. The net change of $1.1 million was primarily the result of decreases in foreign tax credit carryovers. Management believes that the results of future operations and the reversal of deferred tax liabilities will generate sufficient future taxable income to realize the foreign deferred tax assets. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2003 and 2002 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization.

        At January 31, 2003, the Company has net operating loss carryforwards of approximately $271 million for federal income tax purposes, expiring at various dates through 2023. In fiscal 2000, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $9.2 million per year, as adjusted for unused yearly limitations. As of January 31, 2003, $130.8 million of the Company's federal income tax net operating losses are available for use.

        Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $107.6 million and $93.9 million as of January 31, 2003 and 2002, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, net operating losses would be available to reduce a portion of the U.S. liability.

        The Internal Revenue Service has reviewed the Company's fiscal 1999 and 2000 federal income tax returns. As a result of the completion of such audits, the Company reduced U.S. federal and state accrued income taxes by $5.0 million in fiscal 2003 for excess accrued taxes related to prior years. Additionally, adjustments as a result of such audits reduced the Company's federal net operating loss carryforwards by $7.3 million. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years. Additionally, the Company has net operating losses available to potentially offset any taxes due upon audit.

(12) Pension and Other Employee Benefits

        The Company and certain subsidiaries have pension plans and post retirement health benefit plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The following tables provide combined information relevant to the Company's pension and other employee benefit plans:

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2003	2002	2003	2002
	(In thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$202,472	197,834	14,260	14,180
Service cost	1,121	1,472	631	630
Interest cost	13,807	13,933	1,126	1,008
Plan participants' contributions	—	—	731	522
Amendments	363	—	—	—
Actuarial (gain)/loss	(81)	7,304	(2,216)	(931)
Benefits paid	(17,026)	(16,767)	(1,378)	(1,215)
Curtailments	—	(1,575)	—	75
Special termination benefits	—	1,155	—	—
Translation adjustment	(366)	(884)	3	(9)

Benefit obligations at end of year	200,290	202,472	13,157	14,260

Change in Plan Assets
Fair value of plan assets at beginning of year	197,146	225,972	—	—
Actual return on plan assets	(21,020)	(14,189)	—	—
Acquisition	—	2	—	—
Employer contribution	1,322	2,738	629	680
Plan participants' contributions	—	—	731	522
Translation adjustment	(201)	(610)	—	—
Benefits paid	(17,261)	(16,767)	(1,360)	(1,202)

Fair value of plan assets at end of year	159,986	197,146	—	—

Funded status	(40,304)	(5,326)	(13,157)	(14,260)
Unrecognized net obligation (gain) loss	102	121		—
Unrecognized net actuarial (gain) loss	36,896	(5,211)	(4,604)	(2,536)
Unrecognized prior service cost	2,437	2,317	(1,973)	(2,243)

Accrued benefit cost	(869)	(8,099)	(19,734)	(19,039)
Minimum liability adjustments	(33,732)	—	—	—

Total (unfunded)/prepaid benefit cost	$(34,601)	(8,099)	(19,734)	(19,039)

Weighted Average Assumptions
Discount rate	6.75%	7.00%	6.75%	7.00%
Expected return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

        For post-retirement benefit measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2003. The rate was assumed to decrease gradually to 5.0% for fiscal 2008 and remain at that level thereafter.

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2003	2002	2003	2002
	(In thousands)
Components of Net Periodic Benefit Costs
Service cost	$1,121	1,472	631	630
Interest cost	13,807	13,933	1,126	1,008
Expected return on plan assets	(18,032)	(18,652)	—	—
Amortization of prior service cost	252	301	(270)	(270)
Recognized net actuarial gain	(2,838)	(1,734)	(63)	(188)
Recognized curtailment loss	—	—	—	(59)

Total net periodic benefit cost (income)	$(5,690)	(4,680)	1,424	1,121

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	226	(185)
Effect on post-retirement benefit obligation	1,224	(1,038)

        In fiscal 2003, global capital market developments resulted in negative returns on the Company's pension funds and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to adjust the minimum pension liability recorded in the consolidated balance sheet. The effect of this adjustment was to increase pension liabilities by $33.7 million, increase intangible assets by $2.4 million and increase other comprehensive loss by $31.3 million. Because these adjustments were non-cash, their effect has been excluded from the accompanying consolidated statement of cash flows.

        For pension plans with accumulated obligations in excess of plan assets at January 31, 2003, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $200,229,000, $195,518,000 and $159,597,000, respectively, as of January 31, 2003 and $202,544,000, $197,855,000 and $197,146,000, respectively, as of January 31, 2002.

        Plan assets are primarily invested in equity securities and fixed income instruments.

        The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to continuing operations of these plans was $577,000, $599,000, $726,000 for the years ended January 31, 2003, 2002 and 2001, respectively. The plans do not have significant liabilities other than benefit obligations.

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

  Senior Subordinated Notes

        The Company estimates that the fair value of the 10 3/4% Notes at January 31, 2003 approximates $272.8 million based on interdealer transactions which were priced at approximately $84.50 per $100.00 of principal.

  Senior Credit Facility and Other Long-term Obligations

        The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

  Foreign Currency Forward Delivery Contracts

        The fair value of foreign currency forward delivery contracts (see note 1(l)) is estimated by reference to market quotations received from banks. At January 31, 2003 and 2002, the contract value of foreign currency forward delivery agreements outstanding was approximately $44,606,000 and $42,037,000, respectively. The settlement value of these instruments at that date was approximately $43,065,000 and $41,462,000, respectively.

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

(14) Litigation, Commitments and Contingencies

  Litigation

        The Company is a party to legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

  Union Agreements

        Union membership in the Company's European manufacturing plants varies from country to country and is not officially known. However, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, approximately 119 employees are unionized under a contract renewed every three years.

(15) Other Income (Expense), Net

        Other income (expense), net consisted of the following:

	Year ended January 31,
	2003	2002	2001
	(in thousands)
Net gain (loss) from foreign currency forward delivery contracts	$(4,751)	$2,405	5,938
Gain (loss) on disposition of assets held for sale and fixed assets, net	(1,396)	633	(188)
Bank loan amendment fees and write-off of deferred financing costs and expenses	(3,110)	(1,849)	(744)
Foreign currency translation and transaction losses	(2,830)	(1,014)	(983)
Other, net	(2,378)	(1,186)	214

	$(14,465)	$(1,011)	4,237

(16) Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information:

	Three months ended
	April 30, 2002	July 31, 2002	October 31, 2002	January 31, 2003
	(In thousands, except per share amounts)
Net sales	$160,489	187,077	201,946	194,523

Gross profit	$61,671	80,303	84,830	86,870

Operating income	$2,495	20,279	21,805	25,178

Net income (loss)	$(12,114)	(1,075)	7,576	8,908

Net loss to common stockholders	$(22,295)	(11,600)	(3,305)	(2,341)

Loss per share attributable to common stockholders—basic and assuming dilution	$(1.12)	(0.58)	(0.17)	(0.12)

	Three months ended
	April 30, 2001	July 31, 2001	October 31, 2001	January 31, 2002
	(In thousands, except per share amounts)
Net sales	$192,090	199,888	190,868	153,428

Gross profit	$76,893	80,831	76,519	58,440

Operating income	$8,134	16,013	11,033	(13,976)

Income (loss) before extraordinary item	$(6,017)	2,095	(5,810)	(24,866)

Net income (loss)	$(4,973)	2,095	(5,810)	(24,866)

Net loss to common stockholders	$(13,888)	(7,121)	(15,336)	(34,714)

Loss per share attributable to common stockholders—basic and assuming dilution:
Loss before extraordinary item	$(0.75)	(0.36)	(0.77)	(1.75)

Net loss	$(0.70)	(0.36)	(0.77)	(1.75)

(17) Information Concerning Business Segments

        The Company's continuing operations consist of the manufacture and distribution of luggage and other travel-related products, licensing of the Company's brand names, and the design and sale or license of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: Europe, the Americas, which include the United States comprised of wholesale and retail operations, and "Other Americas" which include Canada and Latin America; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company and corporate overhead.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1) except as follows: because the operations of the U.S. Wholesale and Retail segments are closely related, certain intercompany expense allocations among the two segments are not representative of actual costs to operate the division and may not be consistent between years. Additionally, certain overhead expenses which benefit the U.S. Wholesale and Retail segments are included in Other Operations. The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain reclassifications were made to the prior periods to conform to the January 31, 2003 presentation.

        Segment information for the years ended January 31, 2003, 2002 and 2001 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
2003
Revenues from external customers	$308,845	191,412	108,770	49,162	67,560	18,286	—	744,035
Intersegment revenues	$5,683	36,430	—	412	5,198	—	(47,723)	—
Operating income (loss)(a)(b)	$37,161	12,130	4,439	(526)	13,100	3,020	433	69,757
Total assets	$204,602	97,219	21,501	35,206	36,539	261,874	(160,850)	496,091
Capital expenditures	$5,982	2,259	1,663	442	1,037	—	—	11,383
Depreciation and amortization	$10,365	2,920	1,785	1,125	1,536	2,028	—	19,759
2002
Revenues from external customers	$299,103	186,197	111,758	55,886	62,641	20,689	—	736,274
Intersegment revenues	$4,232	40,680	—	501	3,584	—	(48,997)	—
Operating income (loss)(a)(b)	$26,720	(14,751)	(2,977)	(3,020)	11,017	4,578	(363)	21,204
Total assets	$199,933	99,579	21,203	46,572	31,840	294,990	(164,253)	529,864
Capital expenditures	$8,208	1,546	998	806	1,016	—	—	12,574
Depreciation and amortization and impairment of intangible assets	$9,710	3,912	2,278	4,863	1,490	5,115	243	27,611
2001
Revenues from external customers	$313,386	210,338	131,274	58,537	53,055	17,308	—	783,898
Intersegment revenues	$4,764	51,583	—	364	2,672	—	(59,383)	—
Operating income (loss)(a)(b)	$43,767	(9,755)	3,196	3,508	7,835	2,322	(71)	50,802
Total assets	$196,829	126,655	27,572	50,749	29,391	273,456	(159,848)	544,804
Capital expenditures	$11,550	3,573	1,252	1,489	1,016	—	—	18,880
Depreciation and amortization	$8,247	5,911	2,562	1,547	1,466	5,619	173	25,525

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes, minority interest, and extraordinary items. General corporate expenses.

(b)
The fiscal 2003, Europe, U.S. Wholesale and Other Americas operating income (loss) includes charges and expenses associated with restructuring activities of $0.9 million, $1.7 million and $3.2 million, respectively. The fiscal 2002, Europe and U.S. Wholesale operating income (loss) includes charges and expenses associated with restructuring activities of $5.1 million and $13.9 million, respectively.

        Long-lived assets relating to the Company's operations by geographic area is as follows:

	January 31,
	2003	2002
	(In thousands)
United States	$39,899	40,710
Belgium	38,928	36,485
Other Europe	19,235	18,021
Other	14,833	18,101

	$112,895	113,317

(18) Subsequent Event—Recapitalization Plan

        Subsequent to January 31, 2003, the Company entered into a recapitalization agreement, dated May 1, 2003, regarding a comprehensive recapitalization and financial restructuring plan.

        Under the terms of the recapitalization agreement, the new investors will purchase 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% for $106 million. The Company intends to use the proceeds from the sale of the new preferred stock to repay bank debt, to pay fees and expenses incurred in connection with the recapitalization and for working capital. In addition, upon closing of the recapitalization, the Company's existing senior credit facility will be replaced with a new $60 million revolving credit facility.

        As part of the recapitalization, the Company will also retire all of its 281,131 outstanding shares of 13 7/8% senior redeemable exchangeable preferred stock (which had an aggregate liquidation preference of approximately $333.4 million at March 15, 2003) in exchange for a combination of up to 54,000 shares of new preferred stock (with an aggregate liquidation preference of $54 million) and (assuming the full amount of new preferred stock is elected to be received by existing preferred stockholders) approximately 205 million shares of common stock.

        The holders of the existing preferred stock will be given a choice to exchange their 13 7/8% preferred stock for either a combination of new convertible preferred stock and common stock or common stock and warrants to purchase shares of common stock at an exercise price of $0.75 per share. The holders of the existing preferred stock choosing common stock and warrants will receive warrants to purchase 276 shares of common stock for each share of existing preferred stock.

        The 160,000 shares of new preferred stock will be initially convertible into an aggregate of 381 million shares of common stock and will vote with the common stock on an as-converted basis on all matters submitted to a vote of common stockholders. The shares of new preferred stock issued to the new investors will represent approximately 42% of the Company's voting stock immediately following the recapitalization. The shares of new preferred stock and common stock issued in the exchange will represent approximately 55% of the Company's outstanding voting stock immediately following the recapitalization. As a result of the recapitalization, the existing common stockholders will be diluted to approximately 3% of the Company's outstanding voting stock. The new investors and their affiliates will control approximately 56% of the outstanding voting stock immediately following the recapitalization.

        The closing of the recapitalization is subject to numerous conditions, including the receipt of approval from the holders of a majority of each of the Company's outstanding common stock and outstanding preferred stock, governmental and other third-party approvals, a maximum net debt level, entering into the new credit facility and the absence of a material adverse change. The closing of the recapitalization is also subject to the condition that the Company and the Pension Benefit Guaranty Corporation reach an agreement satisfactory to the new investors with respect to, among other things, the Company's ability to refinance the new credit facility in the future.

        Subject to the satisfaction of all conditions, the Company expects the closing of the recapitalization to occur in the third calendar quarter of 2003. However, no assurance can be given that the conditions to closing will be satisfied or that the recapitalization will ultimately be consummated.

SAMSONITE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions(a)	Transfers	Deductions(b)	Balance at End of Period
Year Ended January 31, 2003
Allowance for Trade Receivables	$6,211	1,362	—	(368)	7,205
Allowance for Long-Term Receivables	521	—	—	267	788

Total	$6,732	1,362	—	(101)	7,993

Year Ended January 31, 2002
Allowance for Trade Receivables	$6,087	1,494	—	(1,370)	6,211
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$6,608	1,494	—	(1,370)	6,732

Year Ended January 31, 2001
Allowance for Trade Receivables	$5,489	2,069	38	(1,509)	6,087
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$6,010	2,069	38	(1,509)	6,608

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
4.4	Indenture, in respect of the 13 7/8% Junior Subordinated Debentures due 2010 of the Company, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(9)
4.5	Form of Indenture, in respect of the 13 7/8% Senior Debentures due 2010 of Holdings, to be dated as of the Exchange Date, between Samsonite Holdings Inc. and United States Trust Company of New York.(9)
4.6	Description of the Company' common stock, par value $.01 per share, and the associated preferred stock purchase rights.(12)
10.1
Seconded Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement dated as of June 24, 1998, between the Company, Samsonite Europe N.V. and Bank of America National Trust and Savings Association, BankBoston, N.A., and various other lending institutions, Bank of America National Trust and Savings Association, as Administrative Agent, BankBoston, N.A. as Syndication Agent, Canadian Imperial Bank of Commerce, as Documentation Agent and BankAmerica Robertson Stephens and BancBoston Securities Inc., as Arrangers.(8)
10.2
First Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of October 1, 1998 between the Company, Samsonite Europe N.V. and various other lending institutions.(11)
10.3
Second Amendment and Waiver to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of January 29, 1999 between the Company, Samsonite Europe N.V., and various other lending institutions.(14)
10.4
Third Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of March 19, 1999, between the Company, Samsonite Europe N.V., Bank of America National Trust and Savings Association, BankBoston, N.A. and various other lending institutions.(15)
10.5
Fourth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated November 5, 1999, between the Company, Samsonite Europe N.V., Bank of America N.A., BankBoston, N.A. and various other lending institutions.(18)

10.6
Fifth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of June 29, 2000, between the Company, Samsonite Europe N.V., Bank of America N.A., Fleet National Bank and various other lending institutions.(20)
10.7
Sixth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of January 31, 2001, between the Company, Samsonite Europe N.V., Bank of America N.A., Fleet National Bank and various other lending institutions.(24)
10.8
Seventh Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, dated as of January 31, 2002, between the Company, Samsonite Europe N.V., Bank of America N.A., Fleet National Bank and various other lending institutions.(7)
10.9	Investment Agreement between Samsonite Corporation and Apollo Investment Fund, L.P., dated as of April 7, 1999.(15)
10.10	Registration Rights Agreement, dated as of April 7, 1999, between Samsonite and Apollo Investment Fund, L.P.(15)
10.11	Form of Stock Option Agreement, dated as of February 8, 2000, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel and Richard H. Wiley.(19)
10.12	Stock Option Agreement, dated as of October 23, 2000, between the Company and L.C. Ross.(21)
10.13	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Luc Van Nevel.(10)
10.14	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Thomas R. Sandler.(10)
10.15	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Karlheinz Tretter.(10)
10.16	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley.(10)
10.17
Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen.(2)
10.18	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(6)
10.19	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment.(5)
10.20	Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(4)
10.21	Samsonite Corporation Directors Stock Plan as amended.(22)

10.22
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
10.23	First Amendment, dated as of April 7, 1999, to Rights Agreement, dated as of May 12, 1998, between Samsonite and BankBoston, N.A., as Rights Agent.(15)
10.24	Second Amendment to the Rights Agreement, dated as of July 13, 1999, between Samsonite and BankBoston, N.A., as Rights Agent.(16)
10.25	Third Amendment of the Rights Agreement, dated as of September 27, 1999, between Samsonite and BankBoston, N.A.(17)
10.26	Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A.(10)
10.27	Common Stock Registration Rights Agreement, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp.(10)
10.28	First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A.(10)
10.29	FY 1999 Stock Option and Incentive Award Plan(13)
10.30	Registration Rights Agreement, dated as of June 24, 1998, by and among the Company, CIBC Oppenheimer Corp., BancAmerica Robertson Stephens, BancBoston Securities Inc. and Goldman, Sachs & Co.(8)
10.31	Form of Stock Option Agreement, dated as of March 24, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(18)
10.32	Form of Stock Option Agreement, dated as of November 12, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(18)
10.33	Employment Agreement, dated as of June 15, 2001, between the Company and Thomas R. Sandler.(23)
10.34	Employment Agreement, dated as of June 15, 2001, between the Company and Richard H. Wiley.(23)
10.35	Executive Management Agreement, dated as of February 1, 2002, between the Company and Luc Van Nevel.(7)
10.36	Employment Agreement, dated as of October 1, 2000, between the Company and Marc Matton.(7)
10.37	Overall Agreement, dated as of February 1, 2001, between the Company and Karlheinz Tretter.(7)
10.38	Engagement letter, dated December 24, 2002, between the Company and Jeffries & Company, Inc.
10.39
Recapitalization Agreement by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC and Ontario Teachers Pension Plan Board, dated as of May 1, 2003 (including various exhibits thereto).(25)

10.40
Eighth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, by and among Samsonite Corporation, Samsonite Europe N.V., certain lenders who are signatories thereto, and Bank of America, N.A., dated as of April 30, 2003.(25)
10.41	Fourth Amendment of the Rights Agreement, dated as of September 27, 1999, between the Company and BankBoston, N.A.(12)
21	Subsidiaries of the Company
23	Consent of KPMG LLP
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference from Registration Statement on Form S-8 filed January 30, 1997 (File No. 333-20775).

(6)
Incorporated by reference from Proxy Statement filed May 23, 1996.

(7)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 31, 2002 (File No. 0-23214).

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

(11)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 1998 (File No. 0-23214).

(12)
Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 2, 2003 under the Exchange Act (File No. 0-23214).

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

(25)
Incorporated by reference from the Company's current report on Form 8-K dated May 1, 2003.