Form 10-K/A
period 2003-01-31
SAMSONITE CORP/FL
filed 2003-05-30
CIK 914478

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-1

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
 Common Stock, par value $.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

EXPLANATION FOR AMENDMENT

        Samsonite Corporation (the "Company") is filing this Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (which was filed on May 16, 2003) (the "2003 Form 10-K") to (i) amend Part IV, Item 15, Exhibits, Financial Statements, and Reports on Form 8-K, to add certain additional Reports on Form 8-K and (ii) to include items 10, 11, 12 and 13 under Part III of Form 10-K. As originally filed, the 2003 Form 10-K incorporated the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to Samsonite's proxy statement for its 2003 annual stockholders meeting as permitted by Instruction G.(3) to Form 10-K. The proxy statement was not filed with the Securities and Exchange Commission (the "Commission") within 120 days of the close of Samsonite's fiscal year. Items 10, 11, 12 and 13 in Part III of the 2003 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefore the following:

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's directors and executive officers and their ages as of April 30, 2003 are as follows:

Name	Age	Position
Luc Van Nevel	56	President, Chief Executive Officer and Director
Thomas R. Sandler	56	President, Samsonite—the Americas
Richard H. Wiley	46	Chief Financial Officer, Treasurer and Secretary
Karlheinz Tretter	60	Managing Director, Samsonite Europe N.V. and President, Samsonite Asia
Giuseppe Fremder	50	President, Samsonite SpA
Marc Matton	54	President and Managing Director, Samsonite Europe N.V.
L. C. Ross	56	Vice President—Legal and General Counsel
Bernard Attal	39	Director
Jean-Francois Palus	41	Director
Stephen J. Solarz	62	Director
Johan Tack	51	Director

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

        Karlheinz Tretter.    Effective April 1, 2003, Mr. Tretter is a consultant to Samsonite GmbH, the Company's German subsidiary. Prior to April 1, 2003, Mr. Tretter was Managing Director of Samsonite Europe N.V. beginning in May 1994 and President of Samsonite Asia beginning in February 1998. Additionally, Mr. Tretter was President of Samsonite Europe N.V. from October 1997 to November 2000. Prior to that Mr. Tretter was Vice President of Samsonite Europe N.V. since May 1994. From 1990 until 1994, Mr. Tretter has served as Vice President of Marketing and/or Sales for Samsonite Europe.

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

        Bernard Attal.    Mr. Attal has been a director of the Company since March 1996. Mr. Attal is the Managing Member of Heights Enterprises LLC, which acts as a financial advisor and a representative for certain European institutional investors with respect to their investments in the United States. From 1992 to 1995, Mr. Attal was a Vice President at Credit Lyonnais Securities. Prior to 1992, Mr. Attal was Chief Financial Officer of Altus Patrimoine & Gestion, a money management firm. Mr. Attal is a director of the Florsheim Group, Inc.

        Jean-Francois Palus.    Mr. Palus has been a director of the Company since December 2002. Mr. Palus has been an associate of Artemis since March 1, 2001 and a director since January 28, 2002. Artemis is the parent company of the French retailing company, Pinault Printemps Redoute. Mr. Palus is also a director of various subsidiaries of Artemis Group, including Harwanne, Nord Est and BFM, and of Rexel (a subsidiary of Pinault Printemps Redoute). Prior to joining Artemis, Mr. Palus had been Chief Financial Officer of Conforama (a subsidiary of Pinault Printemps Redoute) since 1998.

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

        Johan Tack.    Mr. Tack has been a partner of OC&C Strategy Consultants since October 2002. Mr. Tack was Managing Director of Fortis Bank N.V. headquartered in Brussels, Belgium, from 1998 until November 2000. From 1994 to 1998, Mr. Tack was Managing Director of Generale Bank N.V., the predecessor entity to Fortis Bank N.V. Prior to 1994, Mr Tack held various management positions with Generale Bank N.V. Mr. Tack is also a Director of City Hotels, Brains in Motion and Catey Asset Management and Vice Chairman of the Board of Quest for Growth.

Section 16(a) Beneficial Ownership Reporting Compliance

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

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, for fiscal 2003, all section 16(a) requirements applicable to officers, directors and principal stockholders were complied with.

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

	Annual Compensation							Long-Term Compensation Awards
Name/Principal Position	Year(a)	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options/SARs (#)	All Other Compensation ($)(f)
Luc Van Nevel(b) President, Director and Chief Executive Officer	2003 2002 2001	535,989 524,366 382,041		713,370 — 399,150		— — 50,000	(d)	— — 20,000	72,229 68,255 78,645
Thomas R. Sandler President, Samsonite—the Americas	2003 2002 2001	350,000 350,000 325,000		237,773 — 148,225		— — —		— — 10,000	13,923 13,635 11,452
Karlheinz Tretter(c) Managing Director, Samsonite Europe, N.V. and President, Samsonite Asia	2003 2002 2001	345,170 326,310 278,539		231,788 — 215,725		— — —		— — 10,000	34,325 32,667 27,746
Richard H. Wiley Chief Financial Officer, Treasurer and Secretary	2003 2002 2001	300,000 300,000 275,000		203,805 — 116,463		— — —		— — 10,000	16,771 15,889 13,657
L.C. Ross Vice President, Legal and General Counsel	2003 2002 2001	181,800 179,167 47,788	(e)	133,446 40,010 10,877	(e)	— — —		— — 6,000	9,560 7,056 1,313

(a)
Fiscal year ending January 31.

(b)
A portion of Mr. Van Nevel's cash compensation was paid in euros in fiscal 2003 and 2002 and in Belgian francs during fiscal 2001. His salary, bonuses, and all other compensation amounts, to the extent denominated in euros, have been translated to U.S. dollars at rates of .946 and .894 dollars to the euro for the years ended January 31, 2003 and 2002, respectively, and the Belgian franc equivalent of .922 U.S. dollars to the euro in fiscal 2001.

(c)
During fiscal 2003 and 2002, Mr. Tretter's base salary was 365,000 euros. In fiscal 2001, Mr. Tretter's base salary was paid in various European currencies equivalent to 300,147 euros. During fiscal 2003, 2002 and 2001, his salary and other compensation amounts, to the extent denominated in euros, have been translated to U.S. dollars at the rate of .946, .894 and .922 euros to the U.S. dollar, respectively.

(d)
Consists of amounts paid to Mr. Van Nevel to cover the cost of maintaining a second residence in Denver, Colorado.

(e)
Amounts paid to Mr. Ross in fiscal 2001 represent compensation for the period between the start of his employment with the Company in October 2000 through the end of the fiscal year.

(f)
Represents the following amounts paid by the Company for the benefit of each of the Named Executives:

Name	Year(i)	Company contribution to 401(k) Plan	Life insurance and medical insurance premium
Mr. Van Nevel(ii)	2003	—	—
Mr. Sandler	2003	5,500	8,423
Mr. Tretter(ii)	2003	—	—
Mr. Wiley	2003	5,500	11,271
Mr. Ross	2003	5,500	4,060

(i)
Fiscal year ending January 31.

(ii)
Mr. Van Nevel and Mr. Tretter participate in an employee benefit arrangement available to employees of the Company located in Belgium and Germany, respectively, which combines retirement and life insurance benefits based on salary. An amount is contributed by the Company on behalf of such employees in order to purchase insurance contracts that contain both a life insurance and retirement pension provision. In fiscal 2003, $72,229 and $34,325 were contributed on behalf of Mr. Van Nevel and Mr. Tretter, respectively.

        There were no grants of stock options during fiscal 2003 to the Named Executives.

        The following table discloses, for the Named Executives, information regarding stock options that were held at January 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized $	Number of Securities Underlying Options/SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised in-the-money Options/SARs at Fiscal Year End ($) Exercisable/Unexercisable(a)
Mr. Van Nevel	—	—	112,000 / 148,000	— / —
Mr. Sandler	—	—	76,382 / 92,750	— / —
Mr. Tretter	—	—	90,909 / 92,750	— / —
Mr. Wiley	—	—	73,011 / 94,760	— / —
Mr. Ross	—	—	4,700 / 7,400	— / —

(a)
Total value of options based on fair market value of common stock of $0.35 as of January 31, 2003. There were no awards under long-term incentive plans other than stock options to any Named Executives in fiscal 2003.

Director's Compensation

        Each member of the Board of Directors of the Company, other than a director employed by the Company, is entitled to receive a fee of $25,000 per annum for serving on the Board of Directors. In 1996, the Company adopted the 1996 Directors' Stock Plan whereby Board members may elect to receive their fees in the Company's Common Stock rather than cash. During fiscal 2003, based on the elections of the directors, approximately 22% of the aggregate directors fees were paid solely in Company shares. In addition, directors are reimbursed for all reasonable travel and other expenses of attending meetings of the Board or a committee thereof.

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

	Years of Service
Remuneration
	15	20	25	30	35
$125,000	23,478	31,304	39,131	46,957	55,299
150,000	29,103	38,804	48,506	58,207	68,424
175,000	34,728	46,304	57,881	69,457	81,549
200,000	40,353	53,804	67,256	80,707	94,674
225,000	45,978	61,304	76,631	91,957	107,799
250,000	51,603	68,804	86,006	103,207	120,924
300,000	62,853	83,804	104,756	125,707	147,174
400,000	74,103	98,804	123,506	148,207	173,424
450,000	74,103	98,804	123,506	148,207	173,424
500,000	74,103	98,804	123,506	148,207	173,424
550,000	74,103	98,804	123,506	148,207	173,424
600,000	74,103	98,804	123,506	148,207	173,424

        Compensation covered by the above Plans is total cash compensation paid, including any amount contributed under a Section 401(k) plan. The benefits shown above are payable on a life annuity basis and are not subject to any offset amounts.

        Mr. Sandler and Mr. Wiley have each accrued 7 years of service credit under the Samsonite Pension Plan and the SERP. Mr. Ross has accrued 2 years of service credit under the Samsonite Pension Plan.

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

        On February 1, 1998, Samsonite Europe entered into an Amended and Restated Consulting Agreement (the "Consulting Agreement") with Mr. Van Nevel, which amends and restates a consulting agreement effective January 1, 1990 and amended and restated as of January 1, 1992. Under the Consulting Agreement, Mr. Van Nevel is required to provide consulting services to Samsonite Europe and certain of its subsidiaries. The Consulting Agreement provides for an annual consulting fee of 223,104 euro ($234,259 U. S. dollars at January 31, 2003). The Consulting Agreement may be terminated by Samsonite Europe with prior written notice. The notice period is based on a formula which takes into consideration, among other things, Mr. Van Nevel's age and length of service at the time the notice is given. If Samsonite Europe fails to give the required notice, the Consulting Agreement provides for the payment of liquidated damages equal to the aggregate consulting fee to which Mr. Van Nevel would have been entitled had the notice period been fully observed. Under certain circumstances, the termination of the Van Nevel Agreement will be deemed to be a termination of the Consulting Agreement by Samsonite Europe.

        On July 15, 1998, pursuant to the terms of the FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan"), Mr. Van Nevel was awarded options to purchase 40,000 shares of the Company's Common Stock at a price of $9.375 per share, the market price of the Common Stock at the date of the grant. The options, which were granted out of shares reserved for the 1995 Plan, have a ten year term. As of July 15, 2002, all of these options have vested and are currently exercisable. On March 24, 1999, Mr. Van Nevel was awarded options to purchase 40,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. Of these, options to purchase 32,000 shares of our common stock have vested and are currently exercisable. The remaining options to purchase 8,000 shares of our common stock will become exercisable on April 30, 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Van Nevel's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then these remaining 8,000 options will automatically vest. On February 8, 2000, Mr. Van Nevel was awarded options to purchase 20,000 shares of our common stock at $5.75 per share, the market value at the date of the grant. Of these, options to purchase 12,000 shares of our common stock have vested and are currently exercisable. Of the remaining 8,000 options to purchase shares of our common stock, 4,000 options will vest and become exercisable on each of April 30, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Van Nevel's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then the remaining 8,000 options will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Van Nevel was awarded options to purchase 160,000 shares of Common Stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Since the company met this performance target for the fiscal year ended January 31, 2000, 40,000 options to purchase shares of common stock vested and are currently exercisable. The remaining 120,000 options to purchase shares of common stock have not vested and are not currently exercisable because the company failed to meet the performance target each year following fiscal year ended January 31, 2000. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Van Nevel remains continuously employed by the Company through that date.

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

        Thomas R. Sandler.    The Company entered into an employment agreement with Mr. Sandler effective as of June 15, 2001 (the "Sandler Agreement") for a term beginning on February 1, 2001 and continuing for successive one-year periods ending on January 31, 2002 and January 31 of each year thereafter; provided that the term shall end on the last day of a contract year if the Company gives Mr. Sandler written notice of its intention not to extend the agreement not less than six months prior to the end of a contract year. The Sandler Agreement provides for an annual salary of $350,000. Mr. Sandler is also entitled to receive an incentive bonus of up to 75% of annual base salary ($262,500 at February 1, 2003) if the Company attains certain annual performance goals and Mr. Sandler completes certain annual projects prescribed by the Board. The Sandler Agreement provides that the Board may increase the base salary payable to Mr. Sandler. The Sandler Agreement provides for participation of Mr. Sandler in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other Company executive officers in the United States. The Sandler Agreement provides that if the Company terminates Mr. Sandler's employment without Cause, or if Mr. Sandler terminates his employment for Good Reason (each as defined in the Sandler Agreement), then (1) the Company will be required to pay Mr. Sandler a sum equal to eighteen months of base salary; provided that in the event the Company has provided a timely notice of non-renewal, the amount of base salary paid between the date of the notice and the date of termination will be subtracted from the eighteen months of base salary and (2) until Mr. Sandler becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Sandler to continue to participate, for the number of months remaining in the term of the Sandler Agreement, in all Company medical and welfare benefit plans, provided such participation is permissible under the general terms and provisions of those plans. Mr. Sandler is eligible to receive the incentive bonus for any contract year only if he is employed through the end of the year. The Sandler Agreement provides that during Mr. Sandler's employment with the Company and for a period of one year thereafter, Mr. Sandler will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment.

        On October 29, 1996, Mr. Sandler was granted options under the Company's 1995 Plan to purchase 14,132 shares of the Company's Common Stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a six-year term. As of January 31, 1999, all of these options have vested and are currently exercisable. On July 15, 1998, pursuant to the terms of the 1999 Plan, Mr. Sandler was awarded options to purchase 20,000 shares of the Company's common stock at a price of $9.375 per share, the market value at the date of grant. The options, which were granted out of shares reserved for the Company's 1995 Plan, have a ten year term. As of July 15, 2002, all of these options have vested and are currently exercisable. On March 24, 1999, Mr. Sandler was awarded options to purchase 20,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. Of these, options to purchase 16,000 shares of our common stock have vested and are currently exercisable. The remaining options to purchase 4,000 shares of our common stock will become exercisable on April 30, 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Sandler's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then these remaining 4,000 options will automatically vest. On February 8, 2000, Mr. Sandler was awarded options to purchase 10,000 shares of our common stock at a price of $5.75 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. Of these, options to purchase 6,000 shares of our common stock have vested and are currently exercisable. Of the remaining 4,000 options to purchase shares of our common stock, 2,000 options will vest and become exercisable on each of April 30, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Sandler's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then these remaining 4,000 options will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Sandler was awarded options to purchase 105,000 shares of common stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Since the company met this performance target for the fiscal year ended January 31, 2000, 26,250 options to purchase shares of common stock vested and are currently exercisable. The remaining 78,750 options to purchase shares of common stock have not vested and are not currently exercisable because the company failed to meet the performance target each year following fiscal year ended January 31, 2000. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Sandler remains continuously employed by the Company through that date.

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

        Karlheinz Tretter.    The Company has entered into an Overall Agreement with Mr. Tretter, effective as of February 1, 1998. Pursuant to the Overall Agreement, Mr. Tretter will serve in a management position with Samsonite GmbH and will provide services to various subsidiaries of Samsonite Europe. Beginning February 1, 2001, the Overall Agreement provides for an annual salary of 365,000 euros (the equivalent of U.S. $383,250 at January 1, 2003, which may be increased at the discretion of the Company. Mr. Tretter is also entitled to receive an incentive bonus in an amount up to 75% of annual base salary if the Company attains certain annual performance goals and Mr. Tretter completes certain annual projects prescribed by the Board. The Overall Agreement provides that if the Company terminates Mr. Tretter's employment without Cause, or if Mr. Tretter terminates his employment for Good Reason (each as defined in the Overall Agreement), then the Company will be required to pay Mr. Tretter the greater of (i) the amount of indemnity which might be due under German local law and (ii) the lesser of (a) $500,000 less sums paid to Mr. Tretter for the non-competition covenant described below and (b) the amount of base compensation due under the Overall Agreement from the date of termination to its expiration date. The Overall Agreement provides that while working for the Company and for a period of one year thereafter, Mr. Tretter will not become active for another company which competes with the Company in Germany or Member States of the European Union. The Overall Agreement expired on March 31, 2003.

        As envisioned by the Overall Agreement, Mr. Tretter and Samsonite GmbH entered into an Employment Agreement (the "German Employment Agreement"), effective as of February 1, 1998, pursuant to which Mr. Tretter serves as Managing Director of Samsonite GmbH. That agreement calls for an annual base salary of 146,000 euros, which is part of and not in addition to the base salary payable under the Overall Agreement. Mr. Tretter's German Employment Agreement expired on March 31, 2003.

        Effective with the expiration of the Overall Agreement and the German Employment Agreement on March 31, 2003, Mr. Tretter's consulting agreement with Samsonite GmbH took effect whereby Mr. Tretter will continue to render services to Samsonite GmbH and its affiliates, as Samsonite GmbH may designate from time to time, for a period of two years running from April 1, 2003 to March 31, 2005. The annual compensation payable under this agreement is 125,000 euros.

        On October 29, 1996, Mr. Tretter was granted options (the "Tretter Option Agreement") under the Company's 1995 Plan to purchase 28,659 shares of the Company's common stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a six-year term. As of January 31, 1999, all of these options have vested and are currently exercisable. On July 15, 1998, pursuant to the terms of the 1999 Plan, Mr. Tretter was awarded options to purchase 20,000 shares of the Company's common stock at a price of $9.375 per share, the market value at the date of the grant. The options, which were granted out of shares reserved for the Company's 1995 Plan, have a ten year term. As of July 15, 2002, all of these options have vested and are currently exercisable. On March 24, 1999, pursuant to the 1999 Plan, Mr. Tretter was awarded options to purchase 20,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. Of these, options to purchase 16,000 shares of our common stock have vested and are currently exercisable. The remaining 4,000 options to purchase shares of our common stock will vest and become exercisable on April 30, 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Tretter's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then these remaining 4,000 options will automatically vest. On February 8, 2000, Mr. Tretter was awarded options to purchase 10,000 shares of our common stock at a price of $5.75 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. Of these, options to purchase 6,000 shares of our common stock have vested and are currently exercisable. Of the remaining 4,000 options to purchase shares of our common stock, 2,000 options will vest and become exercisable on each of April 30, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Tretter's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then these remaining 4,00 options will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Tretter was awarded options to purchase 105,000 shares of common stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Since the company met this performance target for the fiscal year ended January 31, 2000, 26,250 options to purchase shares of common stock vested and are currently exercisable. The remaining 78,750 options to purchase shares of common stock have not vested and are not currently exercisable because the company failed to meet the performance target each year following fiscal year ended January 31, 2000. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Tretter remains continuously employed by the Company through that date.

        Richard H. Wiley.    The Company entered into an employment agreement with Mr. Wiley effective as of February 1, 2001 (the "Wiley Agreement") for successive one-year periods ending on January 31, 2002 and for each year thereafter; provided that the term shall end on the last day of a contract year if the Company gives Mr. Wiley written notice of its intention not to extend the agreement not less than six months from the end of a contract year. The Wiley Agreement provides for an annual base salary of $300,000. The Wiley Agreement provides that the Board may increase the base salary payable to Mr. Wiley. Mr. Wiley is also entitled to receive an incentive bonus of up to 75% of annual base salary ($225,000 at February 1, 2003) if the Company attains certain annual performance goals and Mr. Wiley completes certain annual projects prescribed by the Board. The Wiley Agreement provides for participation of Mr. Wiley in all Company pension, welfare, savings, and other benefit and insurance plans on the same basis as other executive officers of the Company in the United States. The Wiley Agreement provides that if the Company terminates Mr. Wiley's employment without Cause, or if Mr. Wiley terminates his employment for Good Reason (each as defined in the Wiley Agreement), then (1) the Company will be required to pay Mr. Wiley a sum equal to eighteen months of base salary; provided that in the event the Company has provided a timely notice of non-renewal, the amount of base salary paid between the date of the notice and the date of termination will be subtracted from the eighteen months of base salary and (2) until Mr. Wiley becomes eligible for coverage under another employer's benefit plans, the Company will allow Mr. Wiley to continue to participate, for the number of months remaining in the term of the Wiley Agreement, in all Company health and welfare benefit plans, provided such participation is permissible under the general terms and provisions of those plans. Mr. Wiley is eligible to receive the incentive bonus for any contract year only if he is employed through the end of the year. The Wiley Agreement provides that during Mr. Wiley's employment with the Company and for a period of one year thereafter, Mr. Wiley will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the prior written consent of the Company, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last twelve months of his employment.

        On October 29, 1996, Mr. Wiley was granted options under the Company's 1995 Plan to purchase 7,029 shares of the Company's common stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a ten-year term. As of October 29, 2001, all of these options have vested and are currently exercisable. On February 1, 1997, Mr. Wiley was granted options under the Company's 1995 Plan to purchase 5,732 shares of the Company's common stock at a price of $10.00 per share (as adjusted for the 1998 recapitalization). The options have a ten-year term. As of February 1, 2002, all of these options have vested and are currently exercisable. On July 15, 1998, pursuant to the terms of the 1999 Plan, Mr. Wiley was awarded options to purchase 15,000 shares of the Company's common stock at a price of $9.375 per share, the market value at the date of grant. The options, which were granted out of shares reserved for the Company's 1995 Plan, have a ten-year term. As of July 15, 2002, all of these options have vested and are currently exercisable. On March 24, 1999, Mr. Wiley was awarded options to purchase 25,000 shares of our common stock at a price of $5.00 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. Of these, options to purchase 20,000 shares of our common stock have vested and are currently exercisable. The remaining options to purchase 5,000 shares of our common stock will become exercisable on April 30, 2004. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Wiley's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then these remaining 5,000 options will automatically vest. On February 8, 2000, Mr. Wiley was awarded options to purchase 10,000 shares of our common stock at a price of $5.75 per share, the market value at the date of grant. The options, which were granted out of shares reserved for our 1995 Plan, have a ten-year term. Of these, options to purchase 6,000 shares of our common stock have vested and are currently exercisable. Of the remaining 4,000 options to purchase shares of our common stock, 2,000 options will vest and become exercisable on each of April 30, 2004 and 2005. Under this agreement, if a Change of Control Event (as defined in the agreement) occurs, and Mr. Wiley's employment with the Company is terminated within one year from the Change of Control for any reason other than cause, then these remaining 4,000 options will automatically vest.

        On November 12, 1999, pursuant to the 1995 Plan, Mr. Wiley was awarded options to purchase 105,000 shares of common stock at a price of $6.00 per share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company's Adjusted EBITDA (as defined by the option agreement) for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Since the company met this performance target for the fiscal year ended January 31, 2000, 26,250 options to purchase shares of common stock vested and are currently exercisable. The remaining 78,750 options to purchase shares of common stock have not vested and are not currently exercisable because the company failed to meet the performance target each year following fiscal year ended January 31, 2000. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a Change of Control Event (as defined by the option agreement) occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Wiley remains continuously employed by the Company through that date.

        L. C. Ross.    The Company entered into a Change In Control Agreement with Mr. Ross effective October 16, 2000 and extending thereafter for a term of three years. Under the terms of the agreement, if Mr. Ross is terminated from employment with the Company, without Cause, as defined in the agreement, within a period of one year after the Company experiences a Change of Control, as defined in the agreement, Mr. Ross will be entitled to receive from the Company a payment in the amount of $100,000.

1995 Stock Option and Incentive Award Plan (the "1995 Plan")

        The Company has reserved 2,550,000 shares for issuance under the 1995 Plan. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the plan. Incentive stock options must be issued at exercise prices no less than the fair market value of the common stock at the date of the grant. Nonqualified options may be granted at exercise prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan will vest over a period of not more than ten years as determined by the Compensation Committee. At January 31, 2003, options for 1,399,311 shares were outstanding to various executive officers and other employees out of shares reserved for the 1995 Plan at option exercise prices ranging from $5.00 to $10.00 per share.

FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan")

        The Company has reserved 750,000 shares for issuance under the 1999 Plan. The 1999 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 1999 Plan is administered by the Compensation Committee which has full authority to determine, among other things, the persons to whom awards under the 1999 Plan will be made, the number of shares of common stock subject to the awards, and the specific terms and conditions applicable to awards. Stock options granted under the 1999 Plan will have an exercise period of not more than ten years. At January 31, 2003, options for 425,641 shares were outstanding to various executive officers and other employees out of shares reserved for the 1999 Plan at option prices ranging from $2.62 to $5.75 per share.

Compensation Committee Interlocks and Insider Participation

        No current or former officer of the Company served as a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information about persons known to the Company to be the beneficial owner of more that 5% of the Common Stock, and as to the beneficial ownership of the Common Stock by each of the Company's directors and executive officers and all of the Company's directors and executive officers as a group, as of April 30, 2003. Except as otherwise indicated, to the knowledge of the Company, the persons identified below have sole voting and sole investment power with respect to shares they own of record.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
Artemis America Partnership c/o RL&F Service Corporation Rodney Square P.O. Box 551 Wilmington, DE 19899	5,945,189		29.93%
CIBC World Markets Corp. 425 Lexington Avenue New York, NY 10017	738,823	(a)	3.59%
Luc Van Nevel c/o Samsonite Europe N.V. Westerring 17 B-9700 Oudenaarde, Belgium	146,833	(b)	*
Thomas R. Sandler c/o Samsonite Corporation 11200 East 45th Avenue Denver, Colorado 80239	111,545	(c)	*
Karlheinz Tretter c/o Samsonite Europe N.V. Westerring 17 B-9700 Oudenaarde, Belgium	108,874	(d)	*
Richard H. Wiley c/o Samsonite Corporation 11200 East 45th Avenue Denver, Colorado 80239	80,011	(e)	*
Marc Matton c/o Samsonite Europe N.V. Westerring 17 B-9700 Oudenaarde, Belgium	39,757	(f)	*
Giuseppe Fremder Via S. Andrea 2 20121 Milan, Italy	59,565	(g)	*
L. C. Ross c/o Samsonite Corporation 11200 East 45th Avenue Denver, Colorado 80239	5,400	(h)	*
Bernard Attal Heights Enterprises LLC 545 Fifth Avenue, Suite 1108 New York, NY 10017	1,628	(i)	*

Stephen J. Solarz APCO Worldwide 1615 L Street, N.W., Suite 900 Washington, DC 20036	65		*
Johan Tack Nevelse Warande 8 B 9830 Sint-Martens-Latem, Belgium	23,000		*
All Directors and Executive Officers as a group (10 persons)	576,679	(j)	2.84%

*
Less than 1.0%

(a)
Represents warrants to acquire common stock issued to purchasers of units consisting of 13f% Senior Redeemable Exchangeable Preferred Stock and Warrants to purchase Common Stock, which units were issued on June 24, 1998.

(b)
Includes options to purchase 124,000 shares of common stock exercisable as of April 30, 2003.

(c)
Includes options to purchase 82,382 shares of common stock exercisable as of April 30, 2003.

(d)
Includes options to purchase 96,909 shares of common stock exercisable as of April 30, 2003.

(e)
Represents options to purchase 80,811 shares of common stock exercisable as of April 30, 2003.

(f)
Represents options to purchase 39,757 shares of common stock exercisable as of April 30, 2003.

(g)
Includes options to purchase 33,595 shares of common stock exercisable as of April 30, 2003.

(h)
Represents options to purchase 5,400 shares of common stock exercisable as of April 30, 2003.

(i)
Excludes 23,223 shares owned by Friends of Baguncaco, a private foundation, of which Mr. Attal is the President and a Director. Mr. Attal disclaims beneficial ownership of such shares.

(j)
Excludes shares listed above for Artemis. If such shares were included, the aggregate number of shares beneficially owned by all directors and executive officers as a group would be 6,521,868, representing 32.08% of the outstanding Common Shares.

PROPOSED RECAPITALIZATION

        On May 1, 2003, Samsonite Corporation entered into a recapitalization agreement with Ares Corporate Opportunity Fund, L.P. ("Ares"), Bain Capital (Europe) LLC ("Bain") and Teachers Merchant Bank ("Teachers" and, together with Ares and Bain, the "New Investors"). The recapitalization is a series of proposed transactions that consists of the following principal components: (i) the infusion of $106 million in cash through the sale to the New Investors of a new series of convertible preferred stock of the Company, (ii) the repayment of all borrowings under the Company's existing bank credit facility, (iii) the replacement of the Company's existing credit agreement with a new $60 million revolving credit agreement and (iv) the conversion of all of the Company's existing preferred stock into a combination of shares of the Company's common stock, shares of the Company's new convertible preferred stock and new warrants. Further information relating to the recapitalization is contained in the Current Report on Form 8-K filed with the Commission on May 1, 2003 and incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of January 31, 2003 about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,824,952	$6.44	872,816
Equity compensation plans not approved by security holders	—	—	—

Total	1,824,952	$6.44	872,816

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On July 19, 2002, the Company entered into an agreement pursuant to which it entered into an exclusive negotiating period with Artemis S.A. ("Artemis") and Ares with respect to a potential recapitalization transaction involving the Company. Artemis S.A., through Artemis America Partnership, owns 5,945,189 shares of the Company's common stock. The Company agreed to reimburse Artemis and Ares for 75% of their out-of-pocket expenses in connection with the pursuit of the recapitalization transaction up to an aggregate maximum reimbursement of $1,125,000. In connection with this agreement, the Company reimbursed Artemis $560,503. On October 4, 2002, Artemis withdrew from negotiations related to a recapitalization transaction.

        On May 1, 2003, the Company entered into a recapitalization agreement with the New Investors. The Company has been advised by Ares that affiliates of Ares currently own approximately 74,000 shares (with a liquidation preference at March 15, 2003 of approximately $88 million) of the Company's Existing Preferred Stock, representing approximately 26% of all outstanding Existing Preferred Stock. Further information relating to the recapitalization is contained in the Current Report on Form 8-K filed with the Commission on May 1, 2003 and incorporated herein by reference.

        Pursuant to board resolutions adopted on April 29, 2003, the Company's Board of Directors authorized management bonuses that require the Company to pay certain executive officers including Messrs. Van Nevel, Wiley, Sandler, Matton and Fremder and other key employees, on the earlier of (i) July 31, 2004 or (ii) the date the recapitalization occurs (but only if the named recipients of the cash bonuses make an investment in the Company that is acceptable to the New Investors). The maximum aggregate amount payable to our executive officers and other employees under this program may not exceed $2.65 million. It is expected that certain members of Samsonite's management will purchase from the New Investors up to $2.1 million of a series of new convertible preferred stock either simultaneously with or after the closing of the recapitalization.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)
The following exhibits are filed as part of this report:

  99.1
  Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K.

    Form 8-K dated May 1, 2003
    Item 5. Other Events

    Form 8-K dated May 2, 2003
    Item 12. Results of Operations and Financial Condition

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION
By:	/s/ RICHARD H. WILEY Richard H. Wiley Chief Financial Officer, Treasurer and Secretary
Date: May 30, 2003

CERTIFICATIONS

        I, Luc Van Nevel, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Samsonite Corporation;

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

Date: May 30, 2003

CERTIFICATIONS

        I, Richard H. Wiley, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Samsonite Corporation;

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

Date: May 30, 2003