Form 10-Q
period 2003-04-30
SAMSONITE CORP/FL
filed 2003-06-16
CIK 914478

Use these links to rapidly review the document
FORM 10-Q CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,865,573 shares of common stock, par value $0.01 per share, as of June 11, 2003.

FORM 10-Q
CONTENTS

Important Notice:

        This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements".

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of April 30, 2003 and January 31, 2003

(In thousands)

	April 30, 2003	January 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,791	22,705
Trade receivables, net of allowances for doubtful accounts of $7,262 and $7,205	65,975	73,558
Notes and other receivables	14,406	11,703
Inventories (Note 2)	146,187	138,150
Deferred income tax assets	3,561	3,435
Prepaid expenses and other current assets	25,492	20,871

Total current assets	267,412	270,422
Property, plant and equipment, net (Note 3)	112,587	112,895
Intangible assets, less accumulated amortization of $62,698 and $62,424 (Note 4)	101,003	101,294
Other assets and long-term receivables, net of allowances for doubtful accounts of $807 and $788	11,155	11,480

	$492,157	496,091

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of April 30, 2003 and January 31, 2003

(In thousands, except share data)

	April 30, 2003	January 31, 2003
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term debt (Note 5)	$4,511	9,413
Current installments of long-term obligations (Note 5)	22,928	61,248
Accounts payable	52,557	52,732
Accrued liabilities	72,655	70,718

Total current liabilities	152,651	194,111
Long-term obligations, less current installments (Note 5)	401,621	361,907
Deferred income tax liabilities	14,528	13,847
Other noncurrent liabilities	60,291	60,260

Total liabilities	629,091	630,125
Minority interests in consolidated subsidiaries	10,334	10,341
Senior redeemable preferred stock, aggregate liquidation preference of $339,302 and $327,927; 281,131 shares issued and outstanding	331,955	320,323
Stockholders' equity (deficit) (Notes 7 and 10):
Preferred stock ($.01 par value; 2,000,000 shares authorized)	—	—
Common stock ($.01 par value; 60,000,000 shares authorized; 30,365,573 shares issued; 19,865,573 shares outstanding)	304	304
Additional paid-in capital	490,310	490,310
Accumulated deficit	(496,093)	(480,475)
Accumulated other comprehensive loss	(53,744)	(54,837)

	(59,223)	(44,698)
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(479,223)	(464,698)

Commitments and contingencies (Notes 1C, 5, 7, 9 and 10)
	$492,157	496,091

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended April 30, 2003 and 2002

(In thousands, except per share data)

	Three Months Ended April 30,
	2003	2002
Net sales (Note 1E)	$161,901	160,489
Cost of goods sold	89,652	98,818

Gross profit	72,249	61,671
Selling, general and administrative expenses	61,510	56,309
Amortization of intangible assets	322	326
Asset impairment charge (Note 10)	—	300
Provision for restructuring operations (Note 10)	—	2,241

Operating income	10,417	2,495
Other income (expense):
Interest income	89	203
Interest expense and amortization of debt issue costs and premium	(11,789)	(12,019)
Other income—net (Note 6)	(313)	(1,789)

Loss before income taxes and minority interest	(1,596)	(11,110)
Income tax expense	(2,177)	(1,253)
Minority interest in losses (earnings) of subsidiaries	(214)	249

Net loss	(3,987)	(12,114)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(11,631)	(10,181)

Net loss to common stockholders	$(15,618)	(22,295)

Weighted average common shares outstanding—basic and diluted	19,866	19,854

Net loss per common share—basic and diluted	$(0.79)	(1.12)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

and Comprehensive Loss for the three months ended April 30, 2003

(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Treasury Stock
Balance, February 1, 2003	$304	490,310	(480,475)	(54,837)		(420,000)
Net loss	—	—	(3,987)		(3,987)	—
Unrealized loss on cash flow hedges (net of income tax effect of $350)	—	—	—	(611)	(611)	—
Reclassification adjustment for losses included in net income (net of income tax effect of $90)	—	—	—	151	151	—
Foreign currency translation adjustment	—	—	—	1,553	1,553	—

Comprehensive loss	—	—	—	—	$(2,894)	—

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	(11,631)	—		—

Balance, April 30, 2003	$304	490,310	(496,093)	(53,744)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the three months ended April 30, 2003 and 2002

(In thousands)

	Three Months Ended April 30,
	2003	2002
Cash flows provided by (used in) operating activities:
Net loss	$(3,987)	(12,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-operating loss (gain) items:
Loss (gain) on disposition of fixed assets, net	(2,037)	56
Depreciation and amortization of property, plant and equipment	4,490	4,348
Amortization of intangible assets	322	326
Amortization of debt issue costs and premium	509	509
Provision for doubtful accounts	—	305
Provision for restructuring operations	—	2,241
Asset impairment charge	—	300
Pension and other post retirement benefit plan losses (gains), net	219	(819)
Changes in operating assets and liabilities:
Trade and other receivables	6,229	(9,058)
Inventories	(5,935)	19,506
Prepaid expenses and other current assets	(4,251)	(86)
Accounts payable and accrued liabilities	(848)	2,799
Other adjustments—net	132	(745)

Net cash provided by (used in) operating activities	$(5,157)	7,568

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the three months ended April 30, 2003 and 2002

(In thousands)

	Three Months Ended April 30,
	2003	2002
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(2,751)	(2,525)
Proceeds from sale of assets held for sale and property and equipment	3,141	32

Net cash provided by (used in) investing activities	390	(2,493)

Cash flows provided by (used in) financing activities:
Net payments of short-term obligations	(5,062)	(4,343)
Net payments on long-term obligations	(196)	(52,757)
Other, net	(169)	(556)

Net cash used in financing activities	(5,427)	(57,656)

Effect of exchange rate changes on cash and cash equivalents	(720)	183

Net decrease in cash and cash equivalents	(10,914)	(52,398)
Cash and cash equivalents, beginning of period	22,705	69,390

Cash and cash equivalents, end of period	$11,791	16,992

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,549	2,823

Cash paid during the period for income taxes	$1,643	1,301

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

1.     General

  A.
  Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite®, and American Tourister® brand names and other owned and licensed brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company manufactures and distributes or licenses its name for fashion oriented clothing and footwear in Europe, Asia and the United States.

  B.
  Interim Financial Statements

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 2003 and results of operations for the three months ended April 30, 2003 and 2002. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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

        Income (loss) per common share and net income (loss) per share for the three months ended April 30, 2003 and 2002 is computed based on a weighted average number of shares of common stock outstanding during the period of 19,865,573 and 19,853,923, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the three months ended April 30, 2003 and 2002 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 1,824,952 and 1,927,846 shares outstanding at April 30, 2003 and 2002, respectively.

  E.
  Royalty Revenues

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $4,435,000 and $4,541,000 for the three months ended April 30, 2003 and 2002, respectively.

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

        The Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133; the Company records these instruments at fair market value and records realized and unrealized gains and losses in Other Income (Expense)—Net.

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At April 30, 2003, cash flow hedges for forecasted foreign currency transactions extend until December 31, 2003. The estimated amount of net losses from interest rate and foreign currency transactions expected to be reclassified into earnings within the next eight months is $1,190,000. The amount ultimately reclassified into earnings is dependent on the effect of changes in interest rates and currency exchange rates over the next eight months.

  G.
  Stock Based Compensation

        As discussed in Note 1 to the Company's January 31, 2003 financial statements, the Company has adjusted the expected forfeiture rate for all its outstanding options to 100%; therefore, for the three months ended April 30, 2003 there is no pro forma effect on reported net loss for the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

2.     Inventories

        Inventories consisted of the following:

	April 30, 2003	January 31, 2003
	(In thousands)
Raw Materials	$21,207	21,431
Work in Process	4,689	4,653
Finished Goods	120,291	112,066

	$146,187	138,150

3.     Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	April 30, 2003	January 31, 2003
	(In thousands)
Land	$11,446	11,484
Buildings	76,409	76,408
Machinery, equipment and other	141,279	138,362

	229,134	226,254
Less accumulated amortization and depreciation	(116,547)	(113,359)

	$112,587	112,895

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

        Goodwill with a gross book value of $6.2 million ($3.3 million net of accumulated amortization) and the Samsonite and American Tourister tradenames with a gross book value of $107.0 million ($84.1 million net of accumulated amortization) are no longer amortized beginning February 1, 2002. All of the Company's other intangible assets are subject to amortization. There were no significant acquisitions of intangible assets during the three months ended April 30, 2003. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company's intangible assets. The components of intangible assets, which continue to be amortized, were as follows (in thousands):

	April 30, 2003		January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$16,419	(7,026)	16,419	(6,820)
Licenses, patents and other	31,696	(29,935)	31,583	(29,737)

	$48,115	(36,961)	48,002	(36,557)

        Amortization expense for the net carrying amount of intangible assets at April 30, 2003 is estimated to be $1.0 million for the remainder of fiscal 2004, $1.3 million in fiscal 2005, $1.2 million in fiscal 2006, $1.0 million in fiscal 2007 and $0.9 million in fiscal 2008.

5.     Debt

        Debt consisted of the following:

	April 30, 2003	January 31, 2003
	(In thousands)
Senior Credit Facility(a)
Revolving Credit Facility	$10,000	9,000
Term Loan Facility	84,880	83,453
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	9,799	15,690
Capital lease obligations	988	1,032
Series B Senior Subordinated Notes(d)	532	532

Total debt	429,060	432,568
Less short-term debt and current installments of long-term obligations	(27,439)	(70,661)

Long-term obligations less current installments	$401,621	361,907

(a)
The Senior Credit Facility provides for a $70 million credit facility (the "Revolving Credit Facility"), a term loan facility in the amount of $60 million (the "U.S. Term Loan Facility") which was borrowed by Samsonite Corporation, and a term loan facility in the aggregate principal amount of Belgian francs 1,853,750,000 (equivalent to $50 million on the closing date of the facility) (the "European Term Loan Facility"), which was borrowed by Samsonite Europe N.V. The Revolving Credit Facility and European Term Loan Facility originally matured on June 24, 2003. The Company executed an amendment to its senior credit facility which, effective May 29, 2003, extends the maturity date of the facility's revolving credit and European term loans from June 24, 2003 to June 24, 2004. Additionally, the amendment provides that the revolving credit facility amount will be reduced from $70 million to $60 million effective as of June 24, 2003. The amendment provides for a principal payment on the European term loan facility of 7,800,000 euros (equivalent to $8.5 million as of April 30, 2003) in December 2003 with the remainder of the European term loan facility and the balance of the revolving credit facility due in June 2004. The U.S. Term Loan Facility requires principal repayments in each of the first five years of 1.0% of the original principal balance and a principal repayment of 23.75% and 47.5% of the original principal balance in the sixth and seventh years, respectively, with the remaining unpaid balance due June 24, 2005. As of April 30, 2003, the Company had $4.9 million in letters of credit outstanding under the Senior Credit Facility.

  The balances outstanding under the senior credit facility at April 30, 2003 have been reclassified from the January 31, 2003 presentation as current or noncurrent to reflect the May 29, 2003 amendment.

  Obligations under the Senior Credit Facility are secured by (i) property of Samsonite Corporation consisting of inventory, accounts receivable, personal property, selected real estate in Denver, Colorado, intellectual property and other intangibles, (ii) substantially all of the assets of Samsonite Company Stores, Inc. and McGregor II, LLC, and (iii) the pledge of stock or other ownership interest owned by Samsonite Corporation and its direct and indirect subsidiaries, as follows: 100% of the capital stock or other ownership interest in Samsonite Company Stores, Inc., C.V. Holdings, Inc., SC Denmark ApS, Samsonite Europe N.V. and McGregor II, LLC; 66% of the voting interest in SC International Holdings C.V.; and 66% of the voting stock in Samsonite Canada, Inc. and Samsonite Latinoamerica, S.A. de C.V. The Pension Benefit Guaranty Corporation ("PBGC") has an equal and ratable lien in the amount of $17.3 million on the assets pledged under the senior credit facility.

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

(d)
The Series B Senior Subordinated Notes bear interest at 11 1/8% and have a maturity date of July 15, 2005.

6.     Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Three Months Ended April 30,
	2003	2002
	(In thousands)
Net loss from foreign currency forward delivery contracts	$(370)	(634)
Gain (loss) on disposition of fixed assets, net	2,037	(56)
Bank loan amendment fees	(930)	—
Foreign currency translation and transaction losses	(150)	(568)
Other, net	(900)	(531)

	$(313)	(1,789)

7.     Employee Stock Options

        The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan and 750,000 shares for the granting of options under the FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the 2003 Form 10-K for a description of such plans.

        At April 30, 2003, the Company had outstanding options for a total of 1,824,952 shares at option prices ranging from $2.62 to $10.00 per share. Options for 1,174,829 shares were exercisable at April 30, 2003 at a weighted average exercise price of $7.04 per share. There were no options exercised during the three months ended April 30, 2003.

8.     Segment Information

        The Company's operations consist of the manufacture and distribution of luggage and other travel-related products, the licensing of the Company's brand names and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: Europe, The Americas, which include the United States comprised of wholesale and retail operations and "Other Americas" which include Canada and Latin America; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong, and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company, and corporate overhead.

        The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Because the operations of the U.S. Wholesale and Retail segments are closely related, certain intercompany expense allocations between the two segments are not representative of actual costs to operate those segments. Additionally, certain overhead expenses which benefit the U.S. Wholesale and Retail segments are included in other operations.

        Segment information for the three months ended April 30, 2003 and 2002 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
2003
Revenues from external customers	$74,181	34,074	23,035	9,117	17,156	4,338	—	161,901
Intersegment revenues	$1,586	7,323	—	—	2,148	—	(11,057)	—
Operating income (loss)(a)	$6,784	554	(1,171)	220	3,419	1,615	(1,004)	10,417
Total assets	$203,645	92,181	21,128	33,860	38,115	269,745	(166,517)	492,157
2002
Revenues from external customers	$66,629	39,664	23,316	10,458	15,939	4,483	—	160,489
Intersegment revenues	$986	8,295	—	88	545	—	(9,914)	—
Operating income (loss)(a)	$6,044	(3,780)	(1,349)	(3,096)	2,827	1,773	76	2,495
Total assets	$168,871	91,753	19,522	43,766	33,510	264,687	(162,639)	459,470

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

10.   Amendment of the Senior Credit Facility and Recapitalization

        The Company executed an amendment to its senior credit facility which, effective May 29, 2003, extends the maturity date of the facility's revolving credit and European term loans from June 24, 2003 to June 24, 2004. The amendment provides for a principal payment on the European term loan facility of 7,800,000 euros (equivalent to $8.5 million as of April 30, 2003) in December 2003 with the remainder of the European term loan facility and the balance of the revolving credit facility due in June 2004. Additionally, the amendment provides that the revolving credit facility amount will be reduced from $70 million to $60 million effective as of June 24, 2003. The balances outstanding under the senior credit facility at April 30, 2003 have been reclassified from the January 31, 2003 presentation as current or noncurrent to reflect the May 29, 2003 amendment.

        The Company entered into a recapitalization agreement, dated May 1, 2003, regarding a comprehensive recapitalization and financial restructuring plan. Under the terms of the recapitalization agreement, new investors will purchase 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% for $106 million. The Company intends to use the proceeds from the sale of the new preferred stock to repay bank debt, to pay fees and expenses incurred in connection with the recapitalization and for working capital. In addition, upon closing of the recapitalization, the Company's existing senior credit facility will be replaced with a new $60 million revolving credit facility.

        As part of the recapitalization, the Company will also retire all of its 281,131 outstanding shares of 13 7/8% senior redeemable exchangeable preferred stock (which had an aggregate liquidation preference of approximately $339.3 million as of April 30, 2003) in exchange for a combination of up to 54,000 shares of new preferred stock (with an aggregate liquidation preference of $54 million) and (assuming the full amount of new preferred stock is elected to be received by existing preferred stockholders) approximately 205 million shares of common stock.

        The holders of the existing preferred stock will be given a choice to exchange their 13 7/8% preferred stock for either a combination of new convertible preferred stock and common stock, or a combination of common stock and warrants to purchase shares of common stock at an exercise price of $0.75 per share. The holders of the existing preferred stock choosing common stock and warrants will receive warrants to purchase 276 shares of common stock for each share of existing preferred stock.

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

        The closing of the recapitalization is subject to numerous conditions, including definitive documentation of the resolution of the Pension Benefit Guarantee Corporation matter, the receipt of approval from the holders of a majority of each of the Company's outstanding common stock and outstanding preferred stock, governmental and other third-party approvals, a maximum net debt level, entering into the new credit facility and the absence of a material adverse change.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 30, 2003 ("fiscal 2004" or "current year") Compared to Three Months Ended April 30, 2002 ("fiscal 2003" or "prior year")

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

        Results of European operations were translated from euros to U.S. dollars in fiscal 2004 and fiscal 2003 at average rates of approximately 1.08 and of .870 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 23.7% resulted in increases in reported sales, cost of sales and operating expenses in fiscal 2004 compared to fiscal 2003. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net.

        Net Sales.    Consolidated net sales increased from $160.5 million in fiscal 2003 to $161.9 million in fiscal 2004, an increase of $1.4 million or approximately 1.0%. Fiscal 2004 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2004 sales would have declined by $12.8 million or approximately 8.0%.

        Sales from European operations increased from $66.6 million in fiscal 2003 to $74.2 million in fiscal 2004, an increase of $7.6 million or 11.4%. Expressed in the local European reporting currency (euros), fiscal 2004 sales declined by 10.0%, or the U.S. constant dollar equivalent of $6.6 million, compared to fiscal 2003. The local currency sales decline in Europe is due primarily to a reduction in travel volumes affecting travel related product sales which the Company attributes to the war in Iraq and the spread of Severe Acute Respiratory Syndrome ("SARS") in Asia. These events worsened the effect of an already sluggish economy in certain European countries, particularly Germany. Sales in Germany, Samsonite Europe's largest market, were 9% lower. Sales in most of the other European countries also declined compared to the prior year. Sales of travel products (which comprise over 65% of European sales in fiscal 2004) declined 3.2%, sales of casual bags (which comprise 12.1% of European sales in fiscal 2004) declined 1.3% and sales of Samsonite black label products (which comprise 4.8% of European sales in fiscal 2004) declined 58.3%. Prior year casual bag sales in Europe included the pipeline fill introduction orders for the Company's newly acquired Lacoste trademark license agreement. The decline in Samsonite black label product sales is primarily due to a change in the Company's business strategy whereby apparel product sales are licensed to a third party distributor. Partially offsetting these sales declines was a 3.0% increase in sales of business cases. Sales from Samsonite's company-owned retail stores in Europe increased 13.3% due primarily to an increase is the number of stores and a 6% increase in comparable store sales.

        Sales from the Americas operations declined from $73.4 million in fiscal 2003 to $66.2 million in fiscal 2004, a decline of $7.2 million or 9.8%. U.S. Wholesale sales for the first quarter declined by $5.6 million from the prior year to $34.1 million, U.S. Retail sales declined by $0.3 million to $23.0 million, and sales in the Other Americas operations declined by $1.3 million from the prior year to $9.1 million. U.S. Wholesale sales declined primarily due to lower sales in the traditional channel (department and specialty stores) of 13%, lower sales to warehouse clubs of 51% and lower sales to mass merchants of 25%. Lower sales were caused primarily by a slower economy and reduced travel primarily due to the war in Iraq and spread of the SARS virus. U.S. Retail sales declined slightly from $23.3 million in the prior year to $23.0 million in fiscal 2004. The decline is due primarily to a decline of 11.1% from sales in those stores owned in fiscal 2004 and fiscal 2003, partially offset by an increase in sales due to an increase in the number of stores operated in fiscal 2004. The number of stores operated increased through the acquisition of 22 retail stores from a national specialty luggage retailer in the fourth quarter of fiscal 2003. Other Americas sales declined from $10.5 million in fiscal 2003 to $9.1 million in fiscal 2004, a decline of $1.4 million primarily due to the divesture of the Canadian molding operation in the fourth quarter of fiscal 2004. The Canadian molding operation generated revenues of $1.6 million in the prior year first quarter of fiscal year 2003.

        First quarter sales from Asian operations of $17.2 million were $1.2 million higher than the prior year sales, an increase of 7.6%. Sales in all of the Asian operations posted gains, except for sales of Singapore and Korea, which declined 6% each. Local currency sales of Singapore and Korea declined more significantly by 11.2% and 14.5%, respectively. Asia had very strong sales early in the first quarter which offset weaker sales later in the first quarter. As a result, the negative effect of the war in Iraq, the SARS outbreak and the North Korean political situation on Asia's results of operations will not be fully realized until the second quarter of fiscal 2004.

        Revenues from U.S. licensing operations were $0.1 million lower than the prior year at $4.3 million.

        Gross profit.    Consolidated gross margin increased by 6.2 percentage points, from 38.4% in fiscal 2003 to 44.6% in fiscal 2004. Excluding restructuring expenses recorded in cost of goods sold in the prior year, gross profit margin was 40.0% in fiscal 2003. The Company had higher fiscal 2004 gross margins in all of its operations largely due to lower product sourcing costs and operational costs savings associated with the Company's past restructuring activities.

        Gross margins from European operations increased 2.6 percentage points from the prior year to 41.0% in fiscal 2004. Excluding fiscal 2004 restructuring expenses included in cost of goods sold, gross profit margin was 39.0% in fiscal 2003. Higher European gross margins are due primarily to lower raw material and finished goods purchase costs due to the strengthening of the euro relative to the U.S. dollar.

        Gross margin percentage for the Americas increased by 10.3 percentage points, from 32.7% in fiscal 2003 to 43.0% in fiscal 2004. Adjusted for certain expenses incurred related to the U.S. and Mexico City restructurings, the gross margin percentage was 35.8% in fiscal 2003, or 7.2 percentage points lower than fiscal 2004 results. U.S. Wholesale gross margin percentage increased from 21.5% in the prior year to 35.4% in the current year. The increase in the U.S. Wholesale gross margin percentage is primarily due to lower product costs resulting from the fiscal 2002 restructuring of the Nogales manufacturing operation and the resulting shift from the manufacture of our own softside products in Nogales to sourcing the products from less expensive Asian vendors. Additionally, sourcing costs for products purchased from Asian vendors were lower in fiscal 2004. U.S. Retail gross profit margins increased from 52.3% in fiscal 2003 to 54.7% in fiscal 2004 due primarily to lower selling costs. Gross margins for the Other Americas increased from 31.7% in fiscal 2003 to 42.1% in fiscal 2004. Excluding the Mexico City restructuring expenses recorded in the Other Americas cost of goods sold in fiscal 2003, gross margin percentage was 35.5% in fiscal 2003. The increase in Other Americas gross margin is due primarily to higher gross margins for Canada and Mexico.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A increased by $5.2 million from fiscal 2003 to fiscal 2004. As a percent of sales, SG&A was 38.0% in fiscal 2004 and 35.1% in fiscal 2003. SG&A increased $4.5 million due to the exchange rate difference. Net of the exchange rate difference, SG&A increased $0.7 million, or 1.2%

        The increase in SG&A is due primarily to increased SG&A for Asia of $1.0 million. SG&A for the Americas, including corporate headquarters, increased $0.2 million, and SG&A for Europe increased $4.1 million. Europe's SG&A declined by $0.4 million, net of the exchange rate difference. Within the Americas, SG&A increased for U.S. Retail by $0.2 million due to an increased number of stores. SG&A for Corporate and U.S. Wholesale combined increased $0.2 million and SG&A for Other Americas operations declined by $0.2 million. SG&A for Asia increased in support of higher sales of Asian operations and higher freight, advertising and marketing expenses.

        Amortization of intangible assets.    Amortization of intangible assets was approximately equal to the prior year at $0.3 million in fiscal 2004.

        Provision for Restructuring Operations and Asset Impairment Charge.    The provision for restructuring of $2.2 million and the asset impairment charge of $0.3 million in the prior fiscal year related to the restructuring of the Company's Mexico City manufacturing facility. The Company eliminated its softside manufacturing in Mexico City and shifted to sourcing softside products from the Far East.

        Operating income (loss).    Operating income increased from $2.5 million in the prior year to $10.4 million in fiscal 2004, an increase of $7.6 million. The increase is a result of the increase in gross profit margins and the resulting increase in gross profit of $10.6 million and the decline in asset impairment and provision for restructuring operations of $2.5 million, partially offset by the increase in SG&A of $5.2 million.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Interest income was $0.1 million lower than the prior year.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs was $0.2 million lower than the prior year at $11.8 million. As of April 30, 2003, over 75% of the Company's debt was in fixed rate instruments. Included in interest expense is amortization of debt issue costs and premium of $0.5 million in fiscal 2004 and fiscal 2003.

        Other income (expense), net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the increase in Operating Income from the strengthening of the U.S. dollar versus the euro from the same period in the prior year to be approximately $1.3 million for the three months ended April 30, 2003. Net realized and unrealized losses from forward exchange contracts of $0.4 million are included in Other Income (Expense)—Net in fiscal 2004. Realized losses on contracts closed during fiscal 2004 were $0.4 million. Net realized and unrealized losses from forward exchange contracts of $0.6 million are included in Other Income (Expense)—Net in fiscal 2003. Realized gains on contracts closed during fiscal 2003 were less than $0.1 million.

        Other expense—net declined by $1.5 million due primarily to the increase in gain (loss) on disposition of fixed assets from a loss of $0.1 million in fiscal 2003 to a gain of $2.0 million in fiscal 2004. The gain in fiscal 2004 is due primarily to the sale of the Torhout, Belgium manufacturing facility. The Company ceased manufacturing at this facility in fiscal 2003. The increase in other income from asset sales was partially offset by higher bank loan amendment fees in fiscal 2004 of $0.9 million and an increase in other miscellaneous expenses of $0.6 million.

        Income tax expense.    Income tax expense increased from $1.3 million in fiscal 2003 to $2.2 million in fiscal 2004. The increase in income tax expense is due primarily to the increase in taxable income from European operations compared to the prior year. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Net loss.    The Company had a net loss in fiscal 2004 of $4.0 million compared to a net loss in fiscal 2003 of $12.1 million. The decline in the net loss from the prior year of $8.1 million is caused by the effect of the increase in operating income and decline in interest expense and other expenses, net, partially offset by a decrease in interest income and an increase in income taxes and minority interest in earnings of subsidiaries during fiscal 2004.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $1.5 million in dividends compared to the prior year is due to the compounding effects of the dividend rate on previously issued share dividends.

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss of common stockholders declined from $22.3 million in fiscal 2003 to $15.6 million in fiscal 2004; the net loss per common share declined from $1.12 per share in fiscal 2003 to $0.79 per share in fiscal 2004.

Liquidity, Capital Resources, and Recapitalization

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities declined by $12.7 million primarily as a result of the increase in inventory and prepaid expenses and other current assets balances. In the prior year, the Company reduced working capital and increased liquidity in the aftermath of the September 11, 2001 terrorist attacks in the U.S. At April 30, 2003, the Company had current assets in excess of current liabilities of $114.8 million compared to $76.3 million at January 31, 2003, an increase of $38.5 million. The Company executed an amendment to its senior credit facility which, effective May 29, 2003, extends the maturity date of the facility's revolving credit and European term loans from June 24, 2003 to June 24, 2004. The amendment provides for a principal payment on the European term loan facility of 7,800,000 euros (equivalent to $8.5 million as of April 30, 2003) in December 2003 with the remainder of the European term loan facility and the balance of the revolving credit facility due in June 2004. Additionally, the amendment provides that the revolving credit facility amount will be reduced from $70 million to $60 million effective as of June 24, 2003. As of January 31, 2003, the balances outstanding under the European term loan facility and revolving Credit facility were classified as current but have been reclassified as noncurrent at April 30, 2003. Current assets declined by $3.0 million primarily due to decreases in cash of $10.9 million, and receivables of $4.9 million, partially offset by an increase in inventories of $8.0 million, prepaid expenses and other current assets of $4.6 million, and deferred income assets of $0.2 million.

        Long-term obligations (including current installments) increased from $423.2 million at January 31, 2003 to $424.5 million at April 30, 2003, an increase of $1.3 million due primarily to the exchange rate difference. At April 30, 2003, the Company's senior credit facility consists of a term loan arrangement with balances totaling $84.9 million and $10.0 million drawn under the revolving credit portion of the facility. At April 30, 2003, the Company had approximately $4.9 million of outstanding letters of credit under the terms of the revolving credit portion of the facility and undrawn availability of $55.1 million. Additional borrowings under the senior credit facility are subject to the Company's ability to meet and maintain the financial ratios and other operational covenants.

        The Company entered into a recapitalization agreement, dated May 1, 2003, regarding a comprehensive recapitalization and financial restructuring plan. Under the terms of the recapitalization agreement, new investors will purchase 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% for $106 million. The Company intends to use the proceeds from the sale of the new preferred stock to repay bank debt, to pay fees and expenses incurred in connection with the recapitalization and for working capital. In addition, upon closing of the recapitalization, the Company's existing senior credit facility will be replaced with a new $60 million revolving credit facility.

        As part of the recapitalization, the Company will also retire all of its 281,131 outstanding shares of 13 7/8% senior redeemable exchangeable preferred stock (which had an aggregate liquidation preference of approximately $339.9 million at April 30, 2003) in exchange for a combination of up to 54,000 shares of new preferred stock (with an aggregate liquidation preference of $54 million) and (assuming the full amount of new preferred stock is elected to be received by existing preferred stockholders) approximately 205 million shares of common stock.

        The holders of the existing preferred stock will be given a choice to exchange their 13 7/8% preferred stock for either a combination of new convertible preferred stock and common stock, or a combination of common stock and warrants to purchase shares of common stock at an exercise price of $0.75 per share. The holders of the existing preferred stock choosing common stock and warrants will receive warrants to purchase 276 shares of common stock for each share of existing preferred stock.

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

        The closing of the recapitalization is subject to numerous conditions, including definitive documentation of the resolution of the Pension Benefit Guarantee Corporation matter, the receipt of approval from the holders of a majority of each of the Company's outstanding common stock and outstanding preferred stock, governmental and other third-party approvals, a maximum net debt level, entering into the new credit facility and the absence of a material adverse change.

        Subject to the satisfaction of all conditions, the Company expects the closing of the recapitalization to occur in the third calendar quarter of 2003. However, no assurance can be given that the conditions to closing will be satisfied or that the recapitalization will ultimately be consummated.

        The Company's cash flow from operations together with amounts available under its credit facilities were sufficient to fund first quarter fiscal 2004 operations, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements and expansion plans during the next twelve months.

        The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to hedge its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective protection against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

Critical Accounting Policies

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and our significant accounting policies are summarized in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

        The Company's accounting for inventory at the lower of cost or market value, accruals for allowances for doubtful accounts, impairment of long-lived assets, impairment of intangible assets not being amortized, accruals for restructuring activities and U.S. defined benefit pension plan involve accounting policies which are most affected by management's judgment and the use of estimates. These critical accounting policies are discussed in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Effect of Recently Issued Accounting Standards

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies certain requirements of SFAS No. 133 and amends certain definitions under SFAS No. 133 and other existing pronouncements. The Company does not expect the effect of adopting SFAS No. 149 on the Company's financial statements to be material.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that have characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet to be classified as liabilities. SFAS No. 150 requires that any amounts paid or to be paid to holders of such instruments in excess of their initial measurement amount be classified as interest expense. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not had sufficient time to fully analyze the effects of SFAS No. 150 on its financial statements.

Forward Looking Statements

        Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and other places in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can often be recognized by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause our actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the impact of the September 11, 2001 events on economic, political and public safety conditions that impact consumer confidence and spending and the possibility of additional terrorist attacks or related events; the spread of the SARS disease or other events which affect travel levels; armed conflicts in the Middle East and other regions; general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

        We undertake no obligation to update or revise these forward-looking statements as conditions change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The Company's primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company's strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

        At April 30, 2003, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $48.7 million compared to approximately $44.7 million at January 31, 2003. At April 30, 2003, the Company had recorded unrealized gains from forward foreign exchange contracts to reduce foreign currency expense relating to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in euros) and intercompany royalty payments of less than $100,000. The ultimate realization of such amount is subject to fluctuations in the exchange rate of the U.S. dollar against the euro.

        If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the three months ended April 30, 2003 would be approximately $4.2 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

        The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2003 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $323.4 million. At January 31, 2003, the quoted market price of these notes was $84.50 per $100.00 of principal; at April 30, 2003, the quoted market price of these notes was $100.00 per $100.00 of principal.

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

        None.

Item 3—Defaults Upon Senior Securities

        None.

Item 4—Submission of Matters to a Vote of Security Holders

        None.

Item 5—Other Information

        None.

Item 6—Exhibits and Reports on Form 8-K

(a)
See Exhibit Index.

(b)
Reports on Form 8-K.
Form 8-K dated May 1, 2003
Item 5. Other Events
Item 7. Financial Statements and Exhibits

  Form 8-K dated May 2, 2003
  Item 12. Results of Operations and Financial Condition

  Form 8-K dated June 2, 2003
  Item 5. Other Events
  Item 7. Financial Statements and Exhibits

  Form 8-K dated June 10, 2003
  Item 12. Results of Operations and Financial Condition

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
By:	/s/ RICHARD H. WILEY Name: Richard H. Wiley Title: Chief Financial Officer, Treasurer and Secretary

Date: June 13, 2003

CERTIFICATIONS

I, Luc Van Nevel, certify that:

I have reviewed this quarterly report on Form 10-Q of Samsonite Corporation;

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

Date: June 13, 2003

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

Date: June 13, 2003

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
4.6	Description of the Company's common stock par value $.01 per share, and the associated preferred stock purchase rights.(5)
10.1
Recapitalization Agreement by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC and Ontario Teachers Pension Plan Board, dated as of May 1, 2003 (including various exhibits thereto).(6)
10.2
Eighth Amendment to Second Amended and Restated Multicurrency Revolving Credit and Term Loan Agreement, by and among Samsonite Corporation, Samsonite Europe N.V., certain Lenders who are signatories thereto, and Bank of America, N.A., dated as of April 30, 2003.(6)
99.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)
Incorporated by reference from the Company's Form 8-K, dated May 1, 2003.