Form 10-Q
period 2003-07-31
SAMSONITE CORP/FL
filed 2003-09-15
CIK 914478

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 224,705,324 shares of common stock, par value $0.01 per share, as of September 10, 2003.

FORM 10-Q
CONTENTS

Important Notice:

        This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements".

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of July 31, 2003 and January 31, 2003
(In thousands)

Assets	July 31, 2003	January 31, 2003
Current assets:
Cash and cash equivalents	$15,765	22,705
Trade receivables, net of allowances for doubtful accounts of $7,505 and $7,205	72,944	73,558
Notes and other receivables	16,302	11,703
Inventories (Note 2)	144,655	138,150
Deferred income tax assets	4,125	3,435
Prepaid expenses and other current assets	21,947	20,871

Total current assets	275,738	270,422
Property, plant and equipment, net (Note 3)	114,646	112,895
Intangible assets, less accumulated amortization of $63,188 and $62,424 (Note 4)	100,722	101,294
Other assets and long-term receivables, net of allowances for doubtful accounts of $521 and $788	14,386	11,480

	$505,492	496,091

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of July 31, 2003 and January 31, 2003
(In thousands, except share data)

Liabilities and Stockholders' Equity (Deficit)	July 31, 2003	January 31, 2003
Current liabilities:
Short-term debt (Note 5)	$13,313	9,413
Current installments of long-term obligations (Note 5)	2,192	61,248
Accounts payable	53,531	52,732
Accrued liabilities	64,459	70,718

Total current liabilities	133,495	194,111

Long-term obligations, less current installments (Note 5)	340,847	361,907
Deferred income tax liabilities	14,867	13,847
Other noncurrent liabilities	56,454	60,260

Total liabilities	545,663	630,125

Minority interests in consolidated subsidiaries	11,428	10,341
Senior redeemable preferred stock, aggregate liquidation preference of -0- and $327,927, net of discount and issuance costs of $7,604; -0- and 281,131 shares issued and outstanding	—	320,323
Stockholders' equity (deficit) (Notes 7 and 11):
Preferred stock ($.01 par value; 2,000,000 shares authorized; 159,982 and -0- issued and outstanding)	159,982	—
Common stock ($.01 par value; 1,000,000,000 shares authorized; 235,205,324 and 30,365,573 shares issued; 224,705,324 and 19,865,573 shares outstanding)	2,352	304
Additional paid-in capital	768,335	490,310
Accumulated deficit	(511,315)	(480,475)
Accumulated other comprehensive loss	(50,953)	(54,837)

	368,401	(44,698)
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(51,599)	(464,698)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$505,492	496,091

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended July 31, 2003 and 2002
(In thousands, except per share data)

	Three Months Ended July 31
	2003	2002
Net sales (Note 1E)	$192,191	187,077
Cost of goods sold	107,920	106,774

Gross profit	84,271	80,303
Selling, general and administrative expenses	65,277	59,698
Amortization of intangible assets	325	326

Operating income	18,669	20,279
Other income (expense):
Interest income	83	126
Interest expense and amortization of debt issue costs and premium	(11,514)	(11,841)
Other income (expense)—net (Note 6)	(5,137)	(5,813)

Income before income taxes and minority interest	2,101	2,751
Income tax expense	(3,132)	(3,443)
Minority interest in earnings of subsidiaries	(1,284)	(383)

Net loss	(2,315)	(1,075)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(12,907)	(10,525)

Net loss to common stockholders	$(15,222)	(11,600)

Weighted average common shares outstanding—basic and diluted	22,092	19,866

Net loss per common share—basic and diluted	$(0.69)	(0.58)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the six months ended July 31, 2003 and 2002
(In thousands, except per share data)

	Six Months Ended July 31
	2003	2002
Net sales (Note 1E)	$354,093	347,566
Cost of goods sold	197,572	205,592

Gross profit	156,521	141,974
Selling, general and administrative expenses	126,788	116,008
Amortization of intangible assets	647	652
Asset impairment charge (Note 10)	—	300
Provision for restructuring operations (Note 10)	—	2,241

Operating income	29,086	22,773
Other income (expense):
Interest income	171	329
Interest expense and amortization of debt issue costs and premium	(23,303)	(23,859)
Other income (expense)—net (Note 6)	(5,449)	(7,602)

Income (loss) before income taxes and minority interest	505	(8,359)
Income tax expense	(5,309)	(4,696)
Minority interest in earnings of subsidiaries	(1,497)	(134)

Net loss	(6,301)	(13,189)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(24,539)	(20,706)

Net loss to common stockholders	$(30,840)	(33,895)

Weighted average common shares outstanding—basic and diluted	20,979	19,860

Income (loss) per common share—basic and diluted	$(1.47)	(1.71)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
and Comprehensive Loss
for the six months ended July 31, 2003
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Treasury Stock
Balance, February 1, 2003	$—	304	490,310	(480,475)	(54,837)		(420,000)
Net loss	—	—	—	(6,301)	—	(6,301)	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $1,318)	—	—	—	—	(2,467)	(2,467)	—
Reclassification of net losses to net income (net of income tax effect of $471)	—	—	—	—	847	847	—
Foreign currency translation adjustment	—	—	—	—	5,504	5,504	—

Comprehensive loss		—	—	—	—	$(2,417)	—

Issuance of 106,000 shares of 8% convertible preferred stock (Note 11)	106,000	—	—	—	—		—
Conversion of 13 7/8% senior redeemable preferred stock to 53,982 shares 8% convertible preferred stock and 204,839,751 shares common stock and warrants to purchase 15.5 million shares of common stock (Note 11)	53,982	2,048	289,832	—	—		—
Issuance costs associated with issuance of 8% convertible preferred stock and conversion of 13 7/8% senior redeemable preferred stock (Note 11)	—	—	(11,807)	—	—		—
Total
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	—	—	—	(24,539)	—		—

Balance, July 31, 2003	$159,982	2,352	768,335	(511,315)	(50,953)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2003 and 2002
(In thousands)

	Six Months Ended July 31
	2003	2002
Cash flows provided by (used in) operating activities:
Net loss	$(6,301)	(13,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-operating loss (gain) items:
Loss (gain) on disposition of fixed assets, net	(2,047)	171
Depreciation and amortization of property, plant and equipment	9,167	8,831
Amortization of intangible assets	647	652
Amortization and write-off of debt issue costs and premium	1,971	1,018
Provision for doubtful accounts	40	769
Provision for restructuring operations	—	2,241
Asset impairment charge	—	300
Pension and other post retirement benefit plan (gains) losses, net	436	(2,221)
Amortization of stock issued for services	—	28
Changes in operating assets and liabilities:
Trade and other receivables	238	(14,752)
Inventories	(66)	17,981
Prepaid expenses and other current assets	122	(823)
Accounts payable and accrued liabilities	(13,390)	11,978
Other, net	(4,558)	(1,359)

Net cash provided by (used in) operating activities	$(13,741)	11,625

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2003 and 2002
(In thousands)

	Six Months Ended July 31,
	2003	2002
Cash flows used in investing activities:
Purchases of property, plant and equipment	$(5,423)	(5,430)
Proceeds from sale of property and equipment	3,327	145

Net cash used in investing activities	(2,096)	(5,285)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of short-term obligations	3,447	(6,179)
Net borrowings (payments) on long-term obligations	(84,497)	(51,824)
Proceeds from issuance of convertible preferred stock	106,000	—
Issuance costs of convertible preferred stock and new senior credit facility	(14,152)	—
Other, net	512	(650)

Net cash provided by (used in) financing activities	11,310	(58,653)

Effect of exchange rate changes on cash and cash equivalents	(2,413)	(683)

Net decrease in cash and cash equivalents	(6,940)	(52,996)
Cash and cash equivalents, beginning of period	22,705	69,390

Cash and cash equivalents, end of period	$15,765	16,394

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22,881	23,071

Cash paid during the period for income taxes	$4,892	2,609

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

1. General

  A.
  Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company" is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal luggage customers of the Company are department/specialty retail stores, mass merchants, warehouse clubs and office superstores. The Company also sells its luggage and other travel-related products through its Company-owned stores. In addition, the Company manufactures and distributes or licenses fashion oriented clothing and footwear in Europe, Asia and the United States.

  B.
  Interim Financial Statements

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 2003 and results of operations for the three and six month periods ended July 31, 2003 and 2002. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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

  D.
  Per Share Data

        The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128". SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, convertible preferred stock and their equivalents is calculated using the treasury stock method.

        Net income (loss) per common share is computed based on a weighted average number of shares of common stock outstanding during the period of 20,978,820 and 19,859,748 for the six months ended July 31, 2003 and 2002, respectively, and 22,092,066 and 19,865,573 for the three months ended July 31, 2003 and 2002, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the six and three month periods ended July 31, 2003 and 2002 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 1,787,711 and 1,852,656 shares outstanding at July 31, 2003 and 2002, respectively, and 15.5 million warrants to purchase common stock outstanding at July 31, 2003.

  E.
  Royalty Revenues

        The Company licenses its brand names to certain unrelated third parties as well as certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $9,002,000 and $9,161,000 for the six months ended July 31, 2003 and 2002, respectively, and $4,567,000 and $4,620,000 for the three months ended July 31, 2003 and 2002, respectively.

  F.
  Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with the requirements of Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138 and SFAS No. 149. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At July 31, 2003, cash flow hedges for forecasted foreign currency transactions extend until August 2004. The estimated amount of net losses from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is approximately $2,100,000, net of taxes. The amount ultimately reclassified into earnings will be dependent on the effect of changes in currency exchange rates over the next 12 months.

  G.
  Stock Based Compensation

        As discussed in Note 1 to the Company's January 31, 2003 financial statements, the Company has adjusted the expected forfeiture rate for all its outstanding options to 100%; therefore, for the three and six months ended July 31, 2003, there is no pro forma effect on reported net loss for the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

2. Inventories

        Inventories consisted of the following:

	July 31, 2003	January 31, 2003
	(In thousands)
Raw Materials	$19,443	21,431
Work in Process	4,615	4,653
Finished Goods	120,597	112,066

	$144,655	138,150

3. Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	July 31, 2003	January 31, 2003
	(In thousands)
Land	$11,792	11,484
Buildings	79,310	76,408
Machinery, equipment and other	146,408	138,362

	237,510	226,254
Less accumulated amortization and depreciation	(122,864)	(113,359)

	$114,646	112,895

4. Intangible Assets

        Goodwill with a gross book value of $6.5 million ($3.3 million net of accumulated amortization) and the Samsonite and American Tourister tradenames with a gross book value of $107.0 million ($84.1 million net of accumulated amortization) are no longer amortized beginning February 1, 2002. Additionally, as of July 31, 2003, there is $2.4 million of goodwill recorded in connection with an adjustment of the Company's minimum pension liability which is not subject to amortization. All of the Company's other intangible assets are subject to amortization. There were no acquisitions of intangible assets during the six months ended July 31, 2003. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, affect the reported gross and net book value of the Company's intangible assets. The components of intangible assets, which continue to be amortized, were as follows (in thousands):

	July 31, 2003		January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$16,419	(7,231)	16,419	(6,820)
Licenses, patents and other	31,555	(29,871)	31,583	(29,737)

	$47,974	(37,102)	48,002	(36,557)

        Amortization expense for the net carrying amount of intangible assets at July 31, 2003 is estimated to be $1.3 million in fiscal 2004, $1.3 million in fiscal 2005, $1.2 million in fiscal 2006 and $1.0 million in fiscal 2007 and $0.9 million in fiscal 2008.

5. Debt

        Debt consisted of the following:

	July 31, 2003	January 31, 2003
Senior Credit Facility(a)
Term loan	$—	9,000
Revolving credit	—	83,453
New Revolving Credit Facility(a)	14,272	—
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	17,729	15,690
Capital lease obligations	958	1,032
Series B Senior Subordinated Notes(d)	532	532

Total debt	356,352	432,568
Less short-term debt and current installments of long-term obligations	(15,505)	(70,661)

Long-term obligations less current installments	$340,847	361,907

(a)
On July 31, 2003, the Company closed a recapitalization transaction discussed in Note 11 (the "Recapitalization"). As part of the Recapitalization, the Company repaid all amounts due under the then existing Senior Credit Facility and replaced the then existing Senior Credit Facility with a $60 million new revolving credit agreement ("New Revolving Credit Facility"). The New Revolving Credit Facility consists of a U.S. revolving facility of $35 million (the "U.S. Revolving Credit Facility") and a European revolving credit facility of 22 million euros ($25 million as of July 31, 2003) (the "European Revolving Credit Facility"). The New Revolving Credit Facility matures on July 31, 2007.

The U.S. Revolving Credit Facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35 million. At July 31, 2003, the entire facility of $35 million was available. At July 31, 2003, the Company had borrowed $14.3 million under the U.S. Revolving Credit Facility and had $4.6 million in letters of credit outstanding under the U.S. Revolving Credit Facility. Borrowing availability under the European Revolving Credit Facility is determined quarterly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At July 31, 2003, the entire facility of 22 million euros was available.

Borrowings under the New Revolving Credit Facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. Additionally, the Company is required to pay a commitment fee of from

  0.25% to 0.50% (depending on the Company's financial performance) on the unused portion of the New Revolving Credit Facility.

The obligations under the U.S. Revolving Credit Facility are secured by, among other things, the Company's domestic real and personal property, guaranties from certain of its domestic subsidiaries, pledges of 100% of the capital stock of certain of its domestic subsidiaries, pledges of 66% of the capital stock of certain of its foreign subsidiaries and the personal property of certain of its domestic subsidiaries. The obligations under the European Revolving Credit Facility are secured by, among other things, the collateral and guaranties securing the U.S. Revolving Credit Facility and pledges of 100% of the capital stock of the Company's European affiliates, S.C. Denmark ApS and SC International Holdings C.V., respectively.

The New Revolving Credit Facility contains financial and other covenants that, among other things, limit the Company's ability to draw down the full amount of the New Revolving Credit Facility, engage in transactions with its affiliates, make acquisitions, participate in certain mergers, or make distributions or dividend cash payments to its equity holders or with respect to its subordinated debt.

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

(d)
The Series B Senior Subordinated Notes bear interest at 11 7/8% and have a maturity date of July 15, 2005.

6. Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Net gain (loss) from foreign currency forward delivery contracts	(507)	(2,688)	(877)	(3,322)
Gain (loss) on disposition of fixed assets	10	(115)	2,047	(171)
Foreign currency translation and transaction gain (loss)	782	(1,164)	632	(2,025)
Write-down of non-recoverable deferred financing costs	(4,371)	(1,000)	(4,371)	(1,000)
Bank loan amendment fees	(828)	—	(1,758)	(186)
Other, net	(223)	(846)	(1,122)	(898)

	(5,137)	(5,813)	(5,449)	(7,602)

7. Employee Stock Options

        The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 75,000,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the January 31, 2003 Form 10-K for a description of such plans.

        At July 31, 2003, the Company had outstanding options for a total of 1,787,711 shares at option prices ranging from $2.62 to $10.00 per share. Options for 1,152,668 shares were exercisable at July 31, 2003 at a weighted average exercise price of $7.01 per share. There were no options exercised during the six months ended July 31, 2003.

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

        Segment information for the six-month and three-month periods ended July 31, 2003 and 2002 is as follows:

Six months ended July 31,

2003	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$162,420	79,164	53,443	20,783	29,688	8,595	—	354,093
Intersegment revenues	$2,281	16,233	—	—	4,081	—	(22,595)	—
Operating income (loss)(a)	$18,118	2,657	723	1,371	5,088	1,812	(683)	29,086
Total assets	$217,057	89,439	22,317	37,327	33,388	268,247	(162,283)	505,492
2002
Revenues from external customers	$142,952	86,349	52,496	24,710	32,113	8,946	—	347,566
Intersegment revenues	$2,523	17,874	—	167	1,598	—	(22,162)	—
Operating income (loss)(a)	$15,857	(1,030)	647	(1,676)	6,055	2,881	39	22,773
Total assets	$194,376	93,651	20,757	41,653	35,686	262,700	(163,519)	485,304

Three months ended July 31,

2003	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Revenues from external customers	$88,239	45,090	30,408	11,666	12,532	4,256	—	192,191
Intersegment revenues	$695	8,910	—	—	1,933	—	(11,538)	—
Operating income (loss)(a)	$11,334	2,103	1,894	1,151	1,669	197	321	18,669
Total assets	$217,057	89,439	22,317	37,327	33,388	268,247	(162,283)	505,492
2002
Revenues from external customers	$76,323	46,685	29,180	14,252	16,174	4,463	—	187,077
Intersegment revenues	$1,537	9,579	—	79	1,053	—	(12,248)	—
Operating income (loss)(a)	$9,813	2,750	1,996	1,420	3,228	1,108	(36)	20,279
Total assets	$194,376	93,651	20,757	41,653	35,686	262,700	(163,519)	485,304

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

10. Asset Impairment and Provision for Restructuring Operations

        In the first quarter of fiscal 2003, the Company implemented a plan adopted in the fourth quarter of fiscal 2002 to restructure its Mexico City operations. The Mexico City restructuring plan provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company has determined that it can more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded during the six months ended July 31, 2002 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions which have been eliminated. In connection with these activities, the Company recorded a $0.3 million asset impairment to the carrying amount of machinery and equipment which will no long be used in production in Mexico City.

11. Recapitalization and Senior Preferred Stock

        On July 31, 2003, the Company closed a Recapitalization transaction, which reduced the Company's indebtedness and eliminated the Company's then existing senior redeemable preferred stock. As part of the Recapitalization, new investors purchased 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% and a liquidation preference of $106.0 million for $106.0 million. Additionally, the Company's then existing bank credit facility was replaced with a new $60 million revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. As part of the Recapitalization, all of the 281,131 outstanding shares of 13 7/8% senior redeemable preferred stock, which had an aggregate liquidation preference of $352.0 million on July 31, 2003, were converted into 53,982 shares of new convertible preferred stock with an aggregate liquidation preference of approximately $54.0 million, approximately 204.8 million shares of common stock and warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility and to pay fees and expenses incurred in connection with the Recapitalization.

        The 159,982 shares of new convertible preferred stock outstanding on July 31, 2003 are initially convertible into an aggregate of 381 million shares of common stock, representing approximately 61% of the Company's outstanding voting stock, and have an aggregate liquidation preference of $159,982. The dividend rate of the new convertible preferred stock may increase or decline on or after July 31, 2008 under certain circumstances. The new convertible preferred stock votes with the common stock on an as-converted basis on all matters submitted to a vote of common stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended July 31, 2003 ("fiscal 2004" or "current year") Compared to Three Months Ended July 31, 2002 ("fiscal 2003" or "prior year")

        General.    The Company analyzes its net sales and operations by the following divisions: (i) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) the "Americas" operations which include wholesale and retail sales and distribution operations and corporate headquarters in the United States, and "Other Americas" operations which includes operations in Canada and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

        Results of European operations were translated from euros to U.S. dollars in fiscal 2004 and fiscal 2003 at average rates of approximately 1.140 and of .923 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 23.6% resulted in increases in reported sales, cost of sales and operating expenses in fiscal 2004 compared to fiscal 2003. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference." The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net.

        Net Sales.    Consolidated net sales increased from $187.1 million in fiscal 2003 to $192.2 million in fiscal 2004, an increase of $5.1 million, or 2.7%. Fiscal 2004 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2004 sales would have declined by 6.3%.

        Sales from European operations increased from $76.3 million in fiscal 2003 to $88.2 million in fiscal 2004, an increase of $11.9 million. Without the effect of the exchange rate difference, Europe's fiscal 2004 sales would have declined by $4.9 million, or 6.4%. Europe's local currency sales have been adversely affected by a sluggish economy, worsened by declines in international travel associated with the affects of Severe Acute Respiratory Syndrome ("SARS") and the war in Iraq early in the fiscal 2004 second quarter. Local currency sales improved somewhat during the quarter from an 8.6% decline in the first two months of the quarter compared to the prior year to a 2.2% decline in the last month of the quarter compared to the prior year. With the diminishing effect on travel of fears surrounding the SARS epidemic and the war with Iraq, travel statistics are showing some improvement. However, the biggest factor influencing Europe's future sales levels will be the pace of economic recovery in some of the European countries. Local currency sales of travel products (which comprise over 65% of European sales in fiscal 2004) declined 6.7%, sales of business cases (which comprise approximately 10% of European sales in fiscal 2004) declined 15.9% and sales of Samsonite black label products (which comprise less that 1% of European sales in fiscal 2004) declined 48.4%. The decline in Samsonite black label product sales is primarily due to a change in the Company's business strategy whereby apparel product sales are licensed to a third party distributor. Partially offsetting these sales declines was a 21.1% increase in sales of casual bags. Sales from Samsonite's company-owned retail stores in Europe increased 16.5% due to an increase in the number of stores open and a 9.6% increase in comparable store sales.

        Sales from the Americas operations declined from $90.1 million in fiscal 2003 to $87.1 million in fiscal 2004, a decline of $3.0 million or 3.3%. U.S. Wholesale sales for the second quarter declined by $1.6 million or 3.4% from the prior year, retail sales increased by $1.2 million or 4.2%, and sales in the Other Americas operations declined by $2.6 million or 18.1% from the prior year. The decline in U.S. Wholesale sales is due primarily to lower sales of exclusive label product of 69% and lower sales to the traditional channel of 4%. These sales declines were partially offset by a 63% ($1.3 million) increase in sales of computer bags to a manufacture and seller of computers, which is a new distribution channel for the Company beginning in fiscal 2003. Additionally, sales to mass merchants, warehouse clubs and office superstores increased compared to the prior year. The U.S. Wholesale business continues to improve in the aftermath of the war in Iraq and the spread of the SARS virus. Barring another significant economic event, future results remain largely dependent on inventory stocking levels by U.S. Wholesale customers and the commitment of certain U.S. Wholesale customers to maintaining a luggage category. U.S. Retail sales increased from $29.2 million in the prior year to $30.4 million in the second quarter of fiscal 2004 due to an increase in the number of stores, partially offset by a decline of 5.0% in same store sales. The number of stores operated increased by 22 stores compared to the prior year through the acquisition of 22 retail stores from a national specialty luggage retailer in the fourth quarter of fiscal 2003. The decline in sales of Other Americas is due primarily to a $2.3 million, or 42% decline in sales in Canada. Prior year sales of Canada include $2.2 in revenues from the molding operation which was sold in the fourth quarter of fiscal 2003.

        Second quarter sales from Asian operations of $12.5 million were $3.6 million lower than the prior year sales, a decline of 22.5%. The Company's Asian operations were the most severely impacted by the SARS outbreak. Additionally, the war in Iraq and the North Korean political situation further depressed the travel market in Asia, which reduced the Company's Asian sales. Although the effects of SARS had somewhat subsided by the end of the second quarter, the outbreak had a dramatic effect on growth of the Asian economies.

        Revenues from U.S. licensing operations declined from $4.5 million in fiscal 2003 to $4.3 million in fiscal 2004, a decline of $0.2 million.

        Gross Profit.    Consolidated gross profit margin percentage for fiscal 2004 increased by 1.0 percentage points from 42.9% in fiscal 2003 to 43.9% in fiscal 2004. All areas of the Company's operations had improved gross profit margin percentages as compared to the prior year.

        Gross profit margin percentage from European operations improved by 0.5 percentage points from the prior year to 41.3% in fiscal 2004. Higher European gross margins are due primarily to lower raw material and finished goods purchase costs due to the strengthening of the euro relative to the U.S. dollar.

        Gross profit margin percentage for the Americas increased by 1.9 percentage points, from 40.8% in fiscal 2003 to 42.7% in fiscal 2004. U.S. Wholesale gross profit margins improved from 33.1% in the prior year to 34.3% in the current year due primarily to lower product costs resulting from the shift from the manufacture of our own softside products to purchasing products at a lower cost from finished goods vendors in China. U.S. Retail gross profit margins improved from 54.1% in fiscal 2003 to 54.4% in fiscal 2004 due primarily to higher than planned sales and a change in product sales mix. Other Americas gross profit margins improved from 38.8% in fiscal 2003 to 45.0% in fiscal 2004 due primarily to an increases in gross profit margins of Canada and Mexico. The increase in Canada's gross profit margin percentage is due primarily to the sale of the custom injection molding operation in fiscal 2003. The molding operation carried significantly lower margins compared to the distribution of travel products. Mexico's gross profit margin percentage was higher due to the lowering of product costs by purchasing finished goods from Asian vendors after the elimination of softside manufacturing in Mexico in fiscal 2003.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A increased by $5.6 million from fiscal 2003 to fiscal 2004. SG&A increased $4.8 million due to the exchange rate difference. Net of the exchange rate difference, SG&A increased by $0.8 million. As a percent of sales, SG&A was 34.0% in fiscal 2004 compared to 31.9% in fiscal 2003.

        The increase in SG&A is due primarily to the increase in SG&A for the Americas, including corporate headquarters of $1.9 million, the increase in SG&A for Europe of $3.8 million, net of a decline in SG&A for Asian operations of $0.1 million. Europe's SG&A increased $4.8 million due to the exchange rate difference. Net of the exchange rate difference, Europe's SG&A declined by $1.0 million. The local currency decline in Europe's SG&A is due primarily to lower variable selling expenses due to lower sales volumes, lower advertising expense and lower bad debt expense. Within the Americas, SG&A increased for U.S. Retail by $0.9 million due to an increased number of stores. SG&A for corporate and U.S. Wholesale combined increased $1.1 million due primarily to higher pension, compensation, selling and marketing costs in fiscal 2004. SG&A for Other Americas operations was approximately equal to the prior year.

        Amortization of intangible assets.    Amortization of intangible assets was approximately equal to the prior year at $0.3 million in fiscal 2004.

        Operating income.    Operating income declined to $18.7 million in fiscal 2004 compared to $20.3 million in fiscal 2003, a decline of $1.6 million or 7.9%. The decrease is the net result of the increase of SG&A of $5.6 million, partially offsetting an increase in gross profit of $4.0 million.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances, and was approximately equal to the prior year at $0.1 million.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $11.8 million in fiscal 2003 to $11.5 million in fiscal 2004. Included in interest expense is amortization of debt issue costs of $0.5 million in both fiscal 2004 and fiscal 2003.

        Other income (expense)—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense)—net.

        Other Income (Expense)—Net declined from expense of $5.8 million in the prior year to expense of $5.1 million in the current year. The change in Other Income (Expense)—Net is due to the favorable change in unrealized and realized gain (loss) from foreign currency exchange contracts of $2.2 million, a favorable change in foreign currency transactional exchange gains (losses) of $2.0 million, partially offset by an increase in expenses of $3.4 million due to the fiscal 2004 write-off of non-recoverable deferred financing costs with the closing of the Recapitalization in July 2003 (see "Liquidity, Capital Resources and Recapitalization") and increases in other expenses of $0.1 million.

        The Company has entered into certain forward foreign exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the positive impact on Operating Income from the year to year strengthening of the euro versus the U.S. dollar from the same quarter in the prior year to be approximately $2.2 million for the three months ended July 31, 2003. Offsetting the fiscal 2004 increase in Operating Income are net realized and unrealized losses from forward exchange contracts of $0.5 million, which are included in Other Income (Expense)—Net. Realized losses on contracts closed during fiscal 2004 were $1.2 million; in fiscal 2003, net realized and unrealized losses were $2.7 million. Realized losses on contracts closed during fiscal 2003 were $1.4 million.

        Income tax expense.    Income tax expense declined from $3.4 million in fiscal 2003 to $3.1 million in fiscal 2004. The decline in income tax expense is due primarily to the decline in taxable income from Asian operations. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to pre-tax income and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Net income (loss).    The Company had a net loss in fiscal 2004 of $2.3 million compared to a net loss in fiscal 2003 of $1.1 million. The increase in net loss of $1.2 million is caused by the net effect of lower operating earnings, higher minority interest in earnings of subsidiaries and lower interest expense, other income (expense)—net and lower income tax expense.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount. This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the original issue discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $2.4 million in dividends versus the prior year is due to the compounding effect of the dividend rate on previously issued or accrued share dividends. Effective with the closing of the recapitalization on July 31, 2003 (see "Liquidity, Capital Resources and Recapitalization"), the Senior Redeemable Preferred Stock was retired.

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders increased from $11.6 million to $15.2 million. The net loss per common share increased from $0.58 per share to $0.69 per share.

Six Months Ended July 31, 2003 ("fiscal 2004" or "current year") Compared to Six Months Ended July 31, 2002 ("fiscal 2003" or "prior year")

        General.    Results of European operations were translated from euros to U.S. dollars in fiscal 2004 and 2003 at average rates of approximately 1.11 and .897 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 23.7% resulted in increases to reported sales, cost of sales and operating expenses in fiscal 2004 compared to fiscal 2003. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference." The Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net.

        Net Sales.    Consolidated net sales increased from $347.6 million in fiscal 2003 to $354.1 million in fiscal 2004, an increase of $6.5 million or 1.9%. Fiscal 2004 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2004 sales would have declined $24.6 million, or approximately 7.1%.

        Sales from European operations increased from $143.0 million in fiscal 2003 to $162.4 million in fiscal 2004, an increase of $19.4 million. Expressed in the local European reporting currency (euros), fiscal 2004 sales declined by 8.1%, compared to fiscal 2003. Europe's local currency sales have been adversely affected by a sluggish economy, worsened by declines in international travel associated with the effects of SARS and the war in Iraq. Local currency sales improved somewhat late in the 2nd quarter with a 2.2% decline in sales in the last month of the quarter compared to the prior year. With the diminishing effect on travel of fears surrounding the SARS epidemic and the ware with Iraq, travel statistics are showing some improvement in Europe. The biggest factor influencing Europe's future sales levels will be the pace of economic recovery in some of the European countries. Local currency sales of travel products (which comprise over 65% of European sales in fiscal 2004) declined 5.2%, sales of business cases (which comprise approximately 11% of European sales in fiscal 2004) declined 6.4% and sales of Samsonite black label products (which comprise less that 3% of European sales in fiscal 2004) declined 57.1%. The decline in Samsonite black label product sales is primarily due to a change in the Company's business strategy whereby apparel product sales are licensed to a third party distributor. Partially offsetting these sales declines was a 9.7% increase in sales of casual bags. Sales from Samsonite's company-owned retail stores in Europe increased 14.9% due to an increase in the number of stores open and an 8.6% increase in comparable store sales.

        Sales from the Americas operations declined from $163.6 million in fiscal 2003 to $153.4 million in fiscal 2004, a decline of $10.2 million or 6.2%. U.S. Wholesale sales for the current year declined by $7.2 million from the prior year, retail sales increased by $0.9 million, and sales in the other Americas operations declined by $3.9 million, or 15.9% from the prior year. The decline in U.S. Wholesale sales is due primarily to lower sales to warehouse clubs of 17%, lower sales of exclusive label product of 41% and lower sales to the traditional channel of 8%. These sales declines were partially offset by a 16% increase in sales to office superstores and a 196% ($4.2 million) increase sales of computer bags to a manufacturer and seller of computers, which is a new distribution channel for the Company beginning in fiscal 2003. The U.S. Wholesale business continues to improve in the aftermath of the war in Iraq and the spread of the SARS virus. Barring another significant economic event, future results remain largely dependent on inventory stocking levels by U.S. Wholesale customers and the commitment of certain U.S. Wholesale customers to maintaining a luggage category. U.S. Retail sales increased from $52.5 million in the prior year to $53.4 million in the current year due to an increase in the number of stores open, partially offset by a decline of 7.7% in same store sales. The number of stores operated increased by 22 stores compared to the prior year through the acquisition of 22 retail stores from a national specialty luggage retailer in the fourth quarter of fiscal 2003. The decline in sales of Other Americas is due primarily to a $3.2 million, or 34%, decline in sales in Canada. Prior year sales of Canada include $3.9 million in revenues from the molding operation, which was sold in the fourth quarter of fiscal 2003.

        Current year sales from Asian operations were $2.4 million lower than the prior year sales, a 7.5% decline over the prior year. The decline in sales of Asian operations is due the negative effects of the war in Iraq, the SARS outbreak and the North Korean political situation in fiscal 2004.

        Royalty revenues from licensing operations declined from $8.9 million in fiscal 2003 to $8.6 million in fiscal 2004, a decline of $0.3 million, or 3.4%.

        Gross Profit.    Consolidated gross profit for fiscal 2004 increased from fiscal 2003 by $14.6 million to $156.5 million. Gross profit increased by $12.8 million due to the exchange rate effect. Net of the exchange rate effect, gross profit increased by $1.8 million. Consolidated gross margin percentage improved by 3.4 percentage points, from 40.8% in fiscal 2003 to 44.2% in fiscal 2004. All areas of the business had improved gross profit margin percentage as compared to the prior year.

        Gross margins percentage for European operations increased 1.5 percentage points from the prior year to 41.2% in fiscal 2004. Higher European gross margin percentage is due primarily to lower raw material and finished goods purchase costs due to the strengthening of the euro relative to the U.S. dollar.

        Gross margins for the Americas improved by 5.7 percentage points, from 37.2% in fiscal 2003 to 42.9% in fiscal 2004. U.S. Wholesale gross profit margins improved from 27.8% in the prior year to 34.8% in the current year. Prior year U.S. Wholesale gross margin includes $2.1 million in restructuring related expenses, which reduced the gross margin percentage by 2.4 percentage points. The remaining improvement in gross profit margin as a percent of sales is primarily the result of lower product costs resulting from the fiscal 2002 restructuring of the Nogales manufacturing operation and the resulting shift from the manufacture of our own softside products in Nogales to purchasing products at lower cost from finished goods vendors in China. U.S. Retail gross profit margins improved from 53.3% in fiscal 2003 to 54.5% in fiscal 2004 due primarily to higher than planned sales and a change in product sales mix. Other Americas gross profit margins improved from 35.8% in fiscal 2003 to 43.7% in fiscal

2004 due primarily to an increase in gross profit margins of Canada and Mexico. The increase in Canada's gross profit margin percentage is due primarily to the sale of the custom injection molding operation in fiscal 2003. The Canadian molding operation carried significantly lower margins compared to the distribution of travel products. Mexico's gross profit margin percentage was higher due to the lowering of product cost by purchasing finished goods from Asian vendors after the elimination of softside manufacturing in Mexico in fiscal 2003.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A increased by $10.8 million from fiscal 2003 to fiscal 2004. SG&A increased $9.2 million due to the exchange rate difference. Net of the exchange rate difference, SG&A increased by $1.6 million. As a percent of sales, SG&A was 35.8% in fiscal 2004 and 33.4% in fiscal 2003.

        The increase in SG&A is due primarily to an increase in SG&A for the Americas, including corporate headquarters, of $2.1 million and an increase in SG&A for the Asian operations of $0.9 million. SG&A for Europe increased $7.8 million. Net of the exchange rate difference of $9.2 million, Europe's SG&A declined $1.4 million. The local currency decline in Europe's SG&A is due primarily to lower variable selling expense due to lower sales volumes and lower advertising and bad debt expense. Within the Americas, SG&A increased for U.S. Retail by $1.1 million due to an increase number of stores. SG&A for Corporate and U.S. Wholesale combined increased $1.3 million due primarily to higher pension, compensation and selling costs. SG&A for Other Americas operations declined $0.3 million.

        Amortization of intangible assets.    Amortization of intangible assets was approximately equal to the prior year at $0.6 million

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

        Operating income.    Operating income increased from the prior year to $29.1 million in fiscal 2004 compared to $22.8 million in fiscal 2003, an increase of $6.3 million. The increase is a result of the increase in gross profit of $14.6 million and the decline in provision for restructuring operations and asset impairment charge of $2.5 million, partially offset by an increase in SG&A of $10.8 million.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Interest income decline by $0.1 million to $0.2 million in fiscal 2004

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $23.9 million in fiscal 2003 to $23.3 million in fiscal 2004. Included in interest expense is amortization of debt issue costs of $0.5 million in both fiscal 2004 and fiscal 2003.

        Other income (expense)—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

        Other Income (Expense)—Net changed from expense of $7.6 million in fiscal 2003 to expense of $5.4 million, a net change of $2.2 million. The change in Other Income (Expense)—Net is due to the favorable change in unrealized and realized gain (loss) from foreign currency exchange contracts of $2.4 million, the favorable change in transaction exchange gain (loss) of $2.4 million and a favorable change in gain (loss) on sale of fixed assets of $2.2 million, partially offset by an increase in expenses of $4.4 million due to the fiscal 2004 write-off of non-recoverable costs associated with the Company's Senior Credit Facility, which was replaced in July 2004 with the closing of the recapitalization (see "Liquidity, Capital Resources and Recapitalization") and net changes in other expenses of $0.4 million.

        The Company has entered into certain forward exchange contracts to reduce its economic exposure to changes in exchange rates. The Company estimates the increase in operating income from the strengthening of the euro versus the U.S. dollar from the same period in the prior year to be approximately $3.6 million for the six months ended July 31, 2003. Other Income (Expense)—Net for fiscal 2004 includes net realized and unrealized losses from forward exchange contracts of $0.9 million. Realized losses on contracts closed during fiscal 2004 were $1.6 million. During fiscal 2003, the Company had net realized and unrealized losses on such instruments of $3.3 million. Realized losses on contracts closed during fiscal 2003 were $1.4 million.

        Income tax expense.    Income tax expense was $0.6 million higher than the prior year at $5.3 million in fiscal 2004. Income tax expense was increased $0.8 million due to the exchange rate effect. The decline in income taxes of $0.2 million net of the exchange rate effect is due primarily to lower pre-tax income in Asia. The relationship between the expected income tax expense or benefit computed by applying the U.S. statutory rate to pre-tax income or loss and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Net loss.    The Company had a net loss in fiscal 2004 of $6.3 million compared to a net loss in fiscal 2003 of $13.2 million. The decrease in the net loss from the prior year of $6.9 million is caused by the effect of the increase in operating income, the change in Other Income (Expense)—Net, and the reduction in interest expense, partially offset by an increase in minority interest in earnings of subsidiaries.

        Senior redeemable preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the Senior Redeemable Preferred Stock and the accretion of the discount over the twelve-year term of the Senior Redeemable Preferred Stock. The increase of $3.8 million in dividends versus the prior year is due to the compounding effects of the dividend rate on previously issued or accrued share dividends. Effective with the closing of the recapitalization on July 31, 2003 (see "Liquidity, Capital Resources and Recapitalization"), the Senior Redeemable Preferred Stock was retired.

        Net loss to common stockholders.    This amount represents net loss reduced for dividends payable and the accretion of discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders decreased from $33.9 million to $30.8 million; the net loss per common share decreased from $1.71 per share to $1.47 per share.

Liquidity, Capital Resources and Recapitalization

        On July 31, 2003, the Company closed a recapitalization transaction, which reduced the Company's indebtedness and eliminated the Company's then existing Senior Redeemable Preferred Stock (the "Recapitalization"). As part of the Recapitalization, new investors purchased 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% for $106.0 million. Additionally, the Company's existing bank credit facility was replaced with a new $60 million revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. As part of the Recapitalization, all of the 281,131 outstanding shares of 13 7/8% Senior Redeemable Preferred Stock, which had an aggregate liquidation preference of $352.0 million on July 31, 2003, were converted into 53,982 shares of new convertible preferred stock with an aggregate liquidation preference of approximately $54.0 million, approximately 204.8 million shares of common stock and warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility and to pay fees and expenses incurred in connection with the Recapitalization. Long-term obligations (including current installments) decreased from $423.2 million at January 31, 2003 to $343.0 million at July 31, 2003, a decrease of $80.2 million due to repayments of debt from funds received as part of the Recapitalization. At July 31, 2003, the Company had available borrowings on its Senior Credit Facility of approximately $41.1 million.

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows used in operating activities increased by $25.4 million compared with the prior year. This is due primarily to the use of cash due to the decline in accounts payable and accrued liabilities of $13.4 million and other adjustments of $4.6 million in fiscal 2004. The decline in accounts payable and accrued liabilities is due primarily to decreased purchasing activity in response to lower sales for Europe, U.S. Wholesale and Asia. As part of the Recapitalization, the Company was required to make a $5.0 million contribution to its pension plan which is reflected in Other, net on the statement of cash flows in fiscal 2004. In the prior year, the Company had $30.0 million as a source of cash related to changes in the inventory and accounts payable and accrued liabilities accounts as the Company returned to a more normal level of purchasing and sales activity following a period of slower business activity immediately after September 11, 2001. At July 31, 2003, the Company had current assets in excess of current liabilities of $142.2 million compared to $76.3 million at January 31, 2003, an increase of $65.9 million. Current assets increased by $5.3 million primarily due to the net effects of a decrease in cash of $6.9 million and an increase in receivables of $3.9 million, an increase in inventories of $6.5 million and an increase in deferred income taxes and other current assets of $1.8 million. The decline in current liabilities of $60.6 million is due primarily to the repayment of amounts due under the old senior credit facility in connection with the Recapitalization.

        The Company's cash flow from operations together with amounts available under its credit facilities and amounts provided by the Recapitalization were sufficient to fund fiscal 2004 operations through July 31, 2003, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements and expansion plans through the next twelve months.

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

Critical Accounting Policies

        The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and its significant accounting policies are summarized in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that have characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet to be classified as liabilities. SFAS No. 150 requires that any amounts paid or to be paid to holders of such instruments in excess of their initial measurement amount be classified as interest expense. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the effect of adopting SFAS No. 150 on the Company's financial statements to be material.

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

        At July 31, 2003, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $40.0 million compared to approximately $44.7 million at January 31, 2003. During the six and three months ended July 31, 2003, the Company had recorded unrealized gains from forward foreign exchange contracts to reduce foreign currency expense related to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations which report earnings in euros) and inter-company royalty payments of $0.7 million. The ultimate realization of such amounts is subject to fluctuations in the exchange rate of the U.S. dollar against the euro.

        If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the six month period ended July 31, 2003 would be approximately $6.7 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

        The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2003 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2003, the quoted market price of these notes was $84.50 per $100 of principal; at July 31, 2003, the quoted market price of these notes was $100 per $100 of principal.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

(b)
Changes in Internal Control.

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        None.

Item 3—Defaults Upon Senior Securities

        None.

Item 4—Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on July 31, 2003, the Company's stockholders approved a proposal to amend the Senior Redeemable Preferred Stock Certificate of Designation (11,401,738 for, 26,037 against, 4,183 abstentions and 6,491,397 broker non votes).

        The proposal to amend the Certificate of Incorporation to increase the number of authorized shares was approved (11,356,170 for, 71,848 against, 3,940 abstentions and 6,491,397 broker non votes).

        The proposal to amend the Certificate of Incorporation to declassify the board of directors was approved (11,399,460 for, 27,064 against, 5,434 abstentions and 6,491,397 broker non votes).

        Jean-Francois Palus was elected as a director (17,909,340 for and 14,015 withheld).

        The proposal to amend the FY 1999 Stock Option and Incentive Award Plan to increase the number of authorized shares was approved (11,396,743 for, 30,881 against, 4,334 abstentions, and 6,491,397 broker non votes).

        The proposal to approve and ratify the appointment of KPMG LLP as independent auditors of the Company and its subsidiaries for fiscal 2004 was approved (17,901,769 for, 18,300 against and 3,286 abstentions).

Item 5—Other Information

        None.

Item 6—Exhibits and Reports on Form 8-K

(a)
See Exhibit Index.

(b)
Reports on Form 8-K:
Report dated May 1, 2003
Item 5. Other Events
Item 7. Financial Statements and Exhibits

  Report dated May 2, 2003
  Item 12. Results of Operations and Financial Condition

  Report dated June 2, 2003
  Item 5. Other Events
  Item 7. Financial Statements and Exhibits

  Report dated June 10, 2003
  Item 12. Results of Operations and Financial Condition

  Report dated July 31, 2003
  Item 5. Other Events
  Item 7. Financial Statements and Exhibits

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
By	/s/ RICHARD H. WILEY
	Name:	Richard H. Wiley
	Title:	Chief Financial Officer, Treasurer and Secretary

Date: September 15, 2003

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Certificate of Amendment to the Amended and Restated Certification of Incorporation of Samsonite Corporation.(4)
3.3	Certificate of Ownership and Merger dated July 14, 1995.(2)
3.4	By-Laws of the Company.(1)
4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(3)
4.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of 2003 Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof.
4.3	Warrant Agreement to Purchase Common Stock of the Company.(4)
10.1	Recapitalization Agreement by and among the Company, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC and Ontario Teachers' Pension Plan Board, dated as of May 1, 2003 (including various exhibits thereto).(5)
10.2	Credit Agreement dated as of July 31, 2003 among the Company, Samsonite Europe N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation, as Agent and as North American Collateral Agent, KBC Bank NV, as Fronting Lender and as European Agent, and the other lenders signatory thereto from time to time.
10.3	Amendment and Restatement of Term Sheet Between Pension Benefit Guaranty Corporation and Samsonite Corporation.
10.4	Agreement dated July 23, 2003 by and between the Company and the Pension Benefit Guaranty Corporation, a United States Government Corporation.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).

(2)
Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).

(3)
Incorporated by reference from the Registration Statement on form S-4 (Registration No. 333-61521).

(4)
Incorporated by reference from the Company's Definitive Proxy Statement filed June 30, 2003.

(5)
Incorporated by reference from the Form 8-K dated May 1, 2003.