Form 10-Q
period 2003-10-31
SAMSONITE CORP/FL
filed 2003-12-15
CIK 914478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 224,705,324 shares of common stock, par value $0.01 per share, as of December 12, 2003.

FORM 10-Q
CONTENTS

Important Notice:

        This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" at page 25.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of October 31, 2003 and January 31, 2003
(In thousands)

Assets	October 31, 2003	January 31, 2003
Current assets:
Cash and cash equivalents	$18,970	22,705
Trade receivables, net of allowances for doubtful accounts of $7,756 and $7,205	82,554	73,558
Notes and other receivables	15,709	11,703
Inventories (Note 2)	141,212	138,150
Deferred income tax assets	4,133	3,435
Prepaid expenses and other current assets	20,356	20,871

Total current assets	282,934	270,422
Property, plant and equipment, net (Note 3)	114,433	112,895
Intangible assets, less accumulated amortization of $63,517 and $62,424 (Note 4)	100,409	101,294
Other assets and long-term receivables, net of allowances for doubtful accounts of $521 and $788	14,125	11,480

	$511,901	496,091

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of October 31, 2003 and January 31, 2003
(In thousands, except share data)

Liabilities and Stockholders' Equity (Deficit)	October 31, 2003	January 31, 2003
Current liabilities:
Short-term debt (Note 5)	$6,610	9,413
Current installments of long-term obligations (Note 5)	1,599	61,248
Accounts payable	52,002	52,732
Accrued liabilities	80,811	70,718

Total current liabilities	141,022	194,111
Long-term obligations, less current installments (Note 5)	334,155	361,907
Deferred income tax liabilities	15,225	13,847
Other noncurrent liabilities	56,054	60,260

Total liabilities	546,456	630,125

Minority interests in consolidated subsidiaries	11,636	10,341
Senior redeemable preferred stock, aggregate liquidation preference of $0 and $327,927, net of discount and issuance costs of $0 and $7,604; 0 and 281,131 shares issued and outstanding	—	320,323
Stockholders' equity (deficit) (Note 7):
Preferred stock ($.01 par value; 2,000,000 shares authorized; 159,982 and 0 issued and outstanding)	163,233	—
Common stock ($.01 par value; 1,000,000,000 shares authorized; 235,205,324 and 30,365,573 shares issued; 224,705,324 and 19,865,573 shares outstanding)	2,352	304
Additional paid-in capital	768,524	490,310
Accumulated deficit	(511,939)	(480,475)
Accumulated other comprehensive loss	(48,361)	(54,837)

	373,809	(44,698)
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(46,191)	(464,698)

Commitments and contingencies (Notes 1C, 5, 7 and 9)
	$511,901	496,091

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended October 31, 2003 and 2002
(In thousands, except per share data)

	Three Months Ended October 31,
	2003	2002
Net sales (Note 1E)	$202,421	201,946
Cost of goods sold	113,282	117,116

Gross profit	89,139	84,830
Selling, general and administrative expenses	71,590	62,477
Amortization of intangible assets	320	352
Asset impairment charge (Note 10)	—	196

Operating income	17,229	21,805
Other income (expense):
Interest income	57	176
Interest expense and amortization of debt issue costs and premium	(10,244)	(11,956)
Other income (expense)—net (Note 6)	(2,333)	(518)

Income before income taxes and minority interest	4,709	9,507
Income tax expense	(1,422)	(1,164)
Minority interest in earnings of subsidiaries	(662)	(767)

Net income	2,625	7,576
Preferred stock dividends and accretion of preferred stock discount	(3,251)	(10,881)

Net loss to common stockholders	$(626)	(3,305)

Weighted average common shares outstanding—basic and diluted	224,705	19,866

Net loss per common share—basic and diluted	$—	(0.17)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the nine months ended October 31, 2003 and 2002
(In thousands, except per share data)

	Nine Months Ended October 31
	2003	2002
Net sales (Note 1E)	$556,514	549,512
Cost of goods sold	310,853	322,707

Gross profit	245,661	226,805
Selling, general and administrative expenses	198,378	178,484
Amortization of intangible assets	967	1,004
Asset impairment charge (Note 10)	—	496
Provision for restructuring operations (Note 10)	—	2,241

Operating income	46,316	44,580
Other income (expense):
Interest income	228	504
Interest expense and amortization of debt issue costs and premium	(33,546)	(35,815)
Other income (expense)—net (Note 6)	(7,782)	(8,120)

Income before income taxes and minority interest	5,216	1,149
Income tax expense	(6,731)	(5,860)
Minority interest in earnings of subsidiaries	(2,159)	(901)

Net loss	(3,674)	(5,612)
Preferred stock dividends and accretion of preferred stock discount	(27,790)	(31,588)

Net loss to common stockholders	(31,464)	(37,200)

Weighted average common shares outstanding—basic and diluted	88,888	19,862

Net loss per common share—basic and diluted	$(0.35)	(1.87)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)
and Comprehensive Loss for the nine months ended October 31, 2003
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Treasury Stock
Balance, February 1, 2003	$—	304	490,310	(480,475)	(54,837)		(420,000)
Net loss	—	—	—	(3,674)	—	(3,674)	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $1,271)	—	—	—	—	(2,133)	(2,133)	—
Reclassification of net losses to net income (net of income tax effect of $857)	—	—	—	—	1,576	1,576	—
Foreign currency translation adjustment	—	—	—	—	7,033	7,033	—

Comprehensive loss	—	—	—	—	—	$2,802	—

Issuance of 106,000 shares of 8% convertible preferred stock (Note 11)	106,000	—	—	—	—		—
Conversion of 13 7/8% senior redeemable preferred stock to 53,982 shares of 8% convertible preferred stock and 204,839,751 shares of common stock and warrants to purchase 15.5 million shares of common stock (Note 11)	53,982	2,048	289,832	—	—		—
Issuance costs associated with issuance of 8% convertible preferred stock and conversion of 13 7/8% senior redeemable preferred stock (Note 11)	—	—	(11,618)	—	—		—
Preferred stock dividends and accretion of preferred stock discount	3,251	—	—	(27,790)	—		—

Balance, October 31, 2003	$163,233	2,352	768,524	(511,939)	(48,361)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the nine months ended October 31, 2003 and 2002
(In thousands)

	Nine Months Ended October 31
	2003	2002
Cash flows provided by operating activities:
Net loss	$(3,674)	(5,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-operating loss (gain) items:
Loss (gain) on disposition of fixed assets, net	(1,992)	225
Depreciation and amortization of property, plant and equipment	13,515	13,441
Pension and other post-retirement benefit plan loss (gain)	280	(3,298)
Amortization of intangible assets	967	1,004
Amortization and write-off of debt issue costs and premium	2,539	1,528
Provision for doubtful accounts	393	1,130
Provision for restructuring operations	—	2,241
Asset impairment charge	—	496
Amortization of stock issued for services	—	28
Changes in operating assets and liabilities:
Trade and other receivables	(8,736)	(26,982)
Inventories	3,915	13,671
Prepaid expenses and other current assets	(473)	(1,171)
Accounts payable and accrued liabilities	4,076	23,109
Other, net	(4,648)	(2,033)

Net cash provided by operating activities	$6,162	17,777

	(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the nine months ended October 31, 2003 and 2002
(In thousands)

	Nine Months Ended October 31,
	2003	2002
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(8,818)	(7,305)
Proceeds from sale of assets held for sale and property and equipment	3,423	184
Other, net	—	(82)

Net cash used in investing activities	(5,395)	(7,203)

Cash flows provided by (used in) financing activities:
Net payments of short-term obligations	(3,225)	(1,333)
Net payments of long-term obligations	(91,342)	(61,538)
Proceeds from issuance of convertible preferred stock	106,000	—
Issuance costs of convertible preferred stock and new senior credit facility	(14,261)	—
Other, net	564	(337)

Net cash used in financing activities	(2,264)	(63,208)

Effect of exchange rate changes on cash and cash equivalents	(2,238)	(1,041)

Net decrease in cash and cash equivalents	(3,735)	(53,675)
Cash and cash equivalents, beginning of period	22,705	69,390

Cash and cash equivalents, end of period	$18,970	15,715

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,967	25,820

Cash paid during the period for income taxes	$7,257	3,789

Non-cash transactions:
Non-cash transactions are described in Notes 1, 4, 7, 10 and 11.

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Notes to Consolidated Financial Statements

1. General

  A. Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms, warehouse clubs and office superstores. The Company also sells its luggage and other travel related products through its Company-owned stores. In addition, the Company designs and sells or licenses fashion oriented clothing and footwear in Europe, Asia and the United States.

  B. Interim Financial Statements

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair statement of the financial position as of October 31, 2003 and results of operations for the three and nine month periods ended October 31, 2003 and 2002. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

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

  D. Per Share Data

        The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, convertible preferred stock and their equivalents is calculated using the treasury stock method.

        Net loss per share for the three months ended October 31, 2003 and 2002 and the nine months ended October 31, 2003 and 2002 is computed based on a weighted average number of shares of common stock outstanding during the period of 224,705,324 and 19,865,573, and 88,887,663 and 19,861,690, respectively. Basic loss per share and loss per share—assuming dilution are the same for the three and nine month periods ended October 31, 2003 and 2002 because of the antidilutive effect of common stock equivalents when there is a net loss to common stockholders. There are options to purchase 1,787,711 and 1,829,918 shares outstanding at October 31, 2003 and 2002, respectively.

  E. Royalty Revenues

        The Company licenses its brand names to certain unrelated third parties as well as to certain of its foreign subsidiaries and joint ventures. Net sales include royalties earned of $15,833,000 and $14,234,000 for the nine months ended October 31, 2003 and 2002, respectively, and $6,831,000 and $5,073,000 for the three months ended October 31, 2003 and 2002, respectively.

  F. Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 31, 2003 presentation.

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

        From time to time, the Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. From time to time, the Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133; the Company records these instruments at fair market value and records realized and unrealized gains in Other Income—Expense—Net.

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At October 31, 2003, cash flow hedges for forecasted foreign currency transactions extend until August 2004. The estimated amount of net gains from foreign currency hedges expected to be reclassified into earnings within the next 12 months is $1.3 million, net of taxes. The amount ultimately reclassified into earnings will be dependent on the effect of changes in currency exchange rates over the next 12 months.

2. Inventories

        Inventories consisted of the following:

	October 31, 2003	January 31, 2003
	(In thousands)
Raw Materials	$16,335	21,431
Work in Process	4,407	4,653
Finished Goods	120,470	112,066

	$141,212	138,150

3. Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	October 31, 2003	January 31, 2003
	(In thousands)
Land	$11,835	11,484
Buildings	80,012	76,408
Machinery, equipment and other	146,073	138,362

	237,920	226,254
Less accumulated amortization and depreciation	(123,487)	(113,359)

	$114,433	112,895

4. Intangible Assets

        Goodwill with a gross book value of $6.5 million ($3.3 million net of accumulated amortization) and the Samsonite and American Tourister tradenames with a gross book value of $107.0 million ($84.1 million net of accumulated amortization) are no longer amortized beginning February 1, 2002. Additionally, as of October 31, 2003, the Company has $2.4 million of goodwill recorded in connection with an adjustment of the Company's minimum pension liability, which is not subject to amortization. All of the Company's other intangible assets are subject to amortization. There were no significant acquisitions of intangible assets during the nine months ended October 31, 2003. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, affect the reported gross and net book value of the Company's intangible assets. The components of intangible assets, which continue to be amortized, were as follows (in thousands):

	October 31, 2003		January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	$16,419	(7,437)	16,419	(6,820)
Licenses, patents and other	31,569	(29,992)	31,583	(29,737)

	$47,988	(37,429)	48,002	(36,557)

        Amortization expense for the net carrying amount of intangible assets at October 31, 2003 is estimated to be $1.3 million in fiscal 2004, $1.3 million in fiscal 2005, $1.2 million in fiscal 2006, $1.0 million in fiscal 2007 and $0.9 million in fiscal 2008.

5. Debt

        Debt consisted of the following:

	October 31, 2003	January 31, 2003
	(In thousands)
Senior Credit Facility(a)
Term loan	$—	9,000
Revolving credit	—	83,453
New Revolving Credit Facility(a)	8,000	—
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	10,063	15,690
Capital lease obligations	908	1,032
Series B Senior Subordinated Notes(d)	532	532

Total debt	342,364	432,568
Less short-term debt and current installments of long-term obligations	(8,209)	(70,661)

Long-term obligations less current installments	$334,155	361,907

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

The U.S. Revolving Credit Facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35 million. At October 31, 2003, the entire facility of $35 million was available. At October 31, 2003, the Company had borrowed $8.0 million under the U.S. Revolving Credit Facility and had $4.6 million in letters of credit outstanding under the U.S. Revolving Credit Facility. Borrowing availability under the European Revolving Credit Facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At October 31, 2003, the entire facility of 22 million euros was available.

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

(b)
The Senior Subordinated Notes (the "Notes") bear interest at 10 3/4% and mature on June 15, 2008. The Notes are redeemable at the option of the Company at various redemption prices specified in the Notes. The indenture under which the Notes were issued contains certain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock of restricted subsidiaries, make certain investments, repurchase stock, create liens, enter into defined transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The covenants are subject to a number of important exceptions.

(c)
Other obligations consist of various notes payable (including short-term notes) to banks by foreign subsidiaries.

(d)
The Series B Senior Subordinated Notes bear interest at 11 7/8% and have a maturity date of July 15, 2005.

6. Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
	(In thousands)
Net gain (loss) from foreign currency forward delivery contracts	$—	42	(875)	(3,280)
Foreign currency translation and transactional loss	(834)	(326)	(202)	(2,351)
Gain (loss) on disposition of fixed assets, net	(55)	(54)	1,992	(225)
Write-down of non-recoverable deferred financing costs	(177)	—	(4,548)	(1,000)
Bank loan amendment fees	(21)	(33)	(1,779)	(219)
Other, net	(1,246)	(147)	(2,370)	(1,045)

	$(2,333)	(518)	(7,782)	(8,120)

7. Employee Stock Options

        The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 75,000,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the January 31, 2003 Form 10-K for a description of such plans.

        At October 31, 2003, the Company had outstanding options for a total of 1,787,711 shares at exercise prices ranging from $2.62 to $10.00 per share. Options for 1,154,668 shares were exercisable at October 31, 2003 at a weighted average exercise price of $7.01 per share.

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

        Segment information for the nine-month and three-month periods ended October 31, 2003 and 2002 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Nine months ended October 31,
2003
Revenues from external customers	$249,549	130,600	82,922	31,974	47,219	14,250	—	556,514
Intersegment revenues	$2,665	25,099	—	—	5,497	—	(33,261)	—
Operating income (loss)(a)	$24,243	7,154	1,830	2,313	8,434	2,358	(16)	46,316
Total assets	$217,223	98,836	22,457	36,275	36,389	256,880	(156,159)	511,901
2002
Revenues from external customers	$223,495	146,224	78,848	37,154	50,130	13,661	—	549,512
Intersegment revenues	$4,390	27,373	—	411	3,218	—	(35,392)	—
Operating income (loss)(a)	$24,481	5,269	2,008	(982)	9,501	4,253	50	44,580
Total assets	$193,285	107,120	19,992	39,981	36,945	261,985	(163,074)	496,234
	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
	(In thousands)
Three months ended October 31,
2003
Revenues from external customers	$87,129	51,436	29,479	11,191	17,531	5,655	—	202,421
Intersegment revenues	$384	8,866	—	—	1,416	—	(10,666)	—
Operating income (loss)(a)	$6,125	4,497	1,107	942	3,346	546	666	17,229
Total assets	$217,223	98,836	22,457	36,275	36,389	256,880	(156,159)	511,901
2002
Revenues from external customers	$80,543	59,875	26,352	12,444	18,017	4,715	—	201,946
Intersegment revenues	$1,867	9,499	—	244	1,620	—	(13,230)	—
Operating income (loss)(a)	$8,624	6,299	1,361	694	3,446	1,372	9	21,805
Total assets	$193,285	107,120	19,992	39,981	36,945	261,985	(163,074)	496,234

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

10. Asset Impairment Charge and Provision for Restructuring Operations

        In the first quarter of fiscal 2003, the Company implemented a plan adopted in the fourth quarter of fiscal 2002 to restructure its Mexico City operations. The Mexico City restructuring plan provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company determined that it could more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2.2 million was recorded during the nine months ended October 31, 2002 in connection with the Mexico restructuring, relating primarily to termination and severance costs for approximately 322 positions, which have been eliminated. In connection with these activities, the Company recorded a $0.5 million asset impairment to the carrying amount of machinery and equipment, which are no longer used in Mexico City.

11. Recapitalization and Senior Preferred Stock

        On July 31, 2003, the Company closed a Recapitalization transaction, which reduced the Company's indebtedness and eliminated the Company's then existing senior redeemable preferred stock. As part of the Recapitalization, new investors purchased 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% and a liquidation preference of $106.0 million for $106.0 million. Additionally, the Company's then existing bank credit facility was replaced with a new $60 million revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. As part of the Recapitalization, all of the 281,131 outstanding shares of 13 7/8% senior redeemable preferred stock, which had an aggregate liquidation preference of $352.0 million on July 31, 2003, were converted into 53,982 shares of new convertible preferred stock with an aggregate liquidation preference of approximately $54.0 million, approximately 204.8 million shares of common stock and warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share. Additionally, as of October 31, 2003, previously issued warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share remain outstanding. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility and to pay fees and expenses incurred in connection with the Recapitalization.

        The 159,982 shares of new convertible preferred stock outstanding on October 31, 2003 are initially convertible into an aggregate of approximately 381 million shares of common stock, representing approximately 61% of the Company's outstanding voting stock, and have an aggregate liquidation preference of $163.3 million. The dividend rate of the new convertible preferred stock may increase or decline on or after July 31, 2008 under certain circumstances. The new convertible preferred stock votes with the common stock on an as-converted basis on all matters submitted to a vote of common stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended October 31, 2003 ("fiscal 2004" or "current year") Compared to Three Months Ended October 31, 2002 ("fiscal 2003" or "prior year")

        General.    The Company analyzes its net sales and operations by the following divisions: (i) "European operations" which include its European sales, manufacturing and distribution operations whose reporting currency is the euro; (ii) "the Americas operations" which include sales and distribution operations and corporate headquarters in the United States, and "Other Americas" which includes operations in Canada and Latin America; (iii) "Asian operations" which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

        Results of European operations were translated from euros to U.S. dollars in fiscal 2004 and fiscal 2003 at average rates of approximately 1.129 and .984 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 14.8% resulted in increases in reported European operations sales, cost of sales and operating expenses in fiscal 2004 compared to fiscal 2003. The most significant effects from the difference in exchange rates from last year to the current year are noted in the following analysis and are referred to as an "exchange rate difference." From time to time, the Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net.

        Net sales.    Consolidated net sales increased from $201.9 million in fiscal 2003 to $202.4 million in fiscal 2004, an increase of $0.5 million, or less than 1%. Fiscal 2004 sales include $1.8 million in royalty revenues received by the Company related to the settlement of a patent infringement claim. Additionally, fiscal 2004 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2004 sales would have declined by $10.7 million, or approximately 5.3%.

        Sales from European operations increased from $80.5 million in fiscal 2003 to $87.1 million in fiscal 2004, an increase of $6.6 million, or 8.2%. Without the effect of the exchange rate difference, Europe's fiscal 2004 sales would have declined by $4.6 million, or 5.7%. The local currency sales decline in Europe is due primarily to a continuing difficult economic climate in Europe, increasing unemployment levels in Europe and a shift in consumer purchases towards lower priced luggage and casual bags. Local currency sales of luggage products (which comprise over 60% of European sales in fiscal 2004) declined 12.2%, sales of business cases (which comprise approximately 11% of European sales in fiscal 2004) declined 3.8% and sales of Samsonite black label products (which comprise approximately 3.2% of European sales in fiscal 2004) declined 31.4%. Partially offsetting these sales declines was a 33.4% increase in sales of casual bags. Sales from Samsonite's company-owned retail stores in Europe increased 14.7% due to a 2.4% increase in comparable store sales and an increase in the number of stores open.

        Sales from the Americas operations decreased from $98.7 million in fiscal 2003 to $92.1 million in fiscal 2004, a decrease of $6.6 million, or 6.7%. U.S. Wholesale sales for the third quarter declined by $8.4 million, or 14.1% from the prior year, U.S. Retail division sales increased by $3.1 million, or 11.9% from the prior year, and sales in the Other Americas operations declined by $1.3 million, or 10.1% from the prior year. U.S. Wholesale sales decreased from $59.9 million in the prior year to $51.4 million in fiscal 2004. The decline in U.S. Wholesale sales is due primarily to a decline in sales to warehouse clubs and premium channel customers. Fiscal 2003 sales include $7.1 million in sales to the premium channel as part of a co-branded sales promotion with a tire company; these sales did not recur in fiscal 2004. These sales declines were partially offset by an increase in sales to the traditional and the office superstore channels. Sales in the U.S. Retail division increased from $26.3 million in the prior year to $29.5 million in fiscal 2004 due to an increase in the number of stores. The number of stores operated increased by 23 stores compared to the prior year through the acquisition of 22 retail stores from a national specialty luggage retailer in the fourth quarter of fiscal 2003. Same store U.S. Retail division sales for fiscal 2004 declined less than 1%. The decline in sales of the Other Americas is due primarily to a $1.7 million decline in sales in Canada. Prior year sales of Canada include $2.0 million in revenues from the molding operation, which was sold in the fourth quarter of fiscal 2003.

        Third quarter sales for the Asian operations were $0.5 million lower than the prior year at $17.5 million, which is a decline of 2.7% from the prior year third quarter. The effects of the SARS outbreak and the war in Iraq on luggage and travel goods sales in Asia are subsiding and sales volumes are reaching more normal levels, particularly in India, Taiwan, Malaysia and the Samasia distribution operation (which include direct market sales in Hong Kong and sales to distributors in the Philippines, Thailand, Australia, New Zealand and Vietnam) which exceeded third quarter prior year sales for those regions. However, continued difficult political and economic conditions in North Korea contributed to a 14.2% decline in sales of Korea. Additionally, sales in China, which was most severely impacted by the SARS epidemic, were 10.2% lower in the third quarter.

        Revenues from U.S. licensing operations increased from $4.7 million in the prior year to $5.7 million in fiscal 2004, an increase of $1.0 million due to an increase in revenues from the Japanese licensee of the Samsonite and American Tourister trade names and the portion of the $1.8 million previously discussed patent infringement settlement recorded in U.S. licensing. This increase was partially offset by a decline in royalty revenues from licensees of Samsonite, American Tourister and other brand names owned by the Company and licensed elsewhere in the world.

        Gross profit.    Consolidated gross profit for fiscal 2004 increased from fiscal 2003 by $4.3 million. Consolidated gross margin as a percentage of sales increased by 2.0 percentage points, from 42.0% in fiscal 2003 to 44.0% in fiscal 2004.

        Gross margins from European operations were 42.5% in fiscal 2004, compared with 40.3% in fiscal 2003, an increase of 2.2 percentage points. Higher European gross margin percentage is due primarily to lower raw material and finished goods purchase costs due to the strengthening of the euro relative to the U.S. dollar and a change in product mix favoring higher gross margin products.

        Gross margins for the Americas improved by 1.7 percentage points, from 39.3% in fiscal 2003 to 41.0% in fiscal 2004. U.S. Wholesale gross profit margins increased slightly from 33.2% in the prior year to 33.3% in the current year. U.S. Retail gross profit margins for the quarter were approximately equal to the prior year at 53.8%. Other Americas gross margins increased from 38.4% in fiscal 2003 to 43.2% in fiscal 2004 due primarily to an increase in gross margins for Canada. The increase in Canada's gross margin is due primarily to the sale of the custom injection molding operation in fiscal 2003. The Canadian molding operation carried significantly lower margins compared to Canada's existing operation of the distribution of travel products. Gross margins for Asia were approximately equal to the prior year at 49.5%.

        Selling, general and administrative expenses ("SG&A").    Consolidated SG&A increased by $9.1 million from fiscal 2004 to fiscal 2003. SG&A expense increased by $4.0 million due to the exchange rate effect. As a percent of sales, SG&A increased from 30.9% in fiscal 2003 to 35.4% in fiscal 2004 due primarily to higher SG&A for the Americas, including Corporate and Europe.

        SG&A for the Americas, including the Corporate division, increased by $2.2 million. Within the Americas, SG&A for U.S. Retail increased by $1.9 million due primarily to increasing occupancy costs. SG&A for Corporate and U.S. Wholesale increased $0.2 million due primarily to higher pension and consulting costs, partially offset by lower marketing, freight, dealer and national advertising costs. SG&A for Other Americas operations was approximately equal to the prior year. European SG&A increased by $7.1 million. Excluding the effect of exchange rate changes, Europe's SG&A increased by $3.1 million, or 13.4% in local currency due primarily to higher advertising costs associated with a global media campaign. SG&A for Asia was $0.1 million lower than the prior year and SG&A for U.S. licensing was $0.1 million lower than the prior year.

        Amortization of intangible assets.    Amortization of intangible assets was approximately equal to the prior year at $0.3 million in fiscal 2004.

        Asset impairment charge and provision for restructuring operations.    In connection with a restructuring of the Company's Mexico City operations activities, the Company recorded an additional $0.2 million asset impairment charge in the third quarter of fiscal 2003 to the carrying amount of machinery and equipment which is no longer used in production in Mexico City.

        Operating income.    Operating income declined from $21.8 million in fiscal 2003 to $17.2 million in fiscal 2004, a decline of $4.6 million. The decline is the result of higher SG&A costs, partially offset by higher sales revenues, higher gross profit margins and lower asset impairment charge.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances. Fiscal 2004 interest income was $0.1 million lower than the prior year at $0.1 million.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $12.0 million in fiscal 2003 to $10.2 million in fiscal 2004. The decline in interest expense is due primarily to lower balances outstanding under the senior credit facility and lower interest rates on senior bank debt. Included in interest expense is the amortization of debt issue costs of $0.5 million in fiscal 2003 and $0.6 million in fiscal 2004.

        Other income (expense)—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income (expense)—net.

        Other income (expense) increased from expense of $0.5 million in fiscal 2003, to expense of $2.3 million in fiscal 2004. The increase in other expense from the prior year is due primarily to an increase in pension costs for assumed plans of $0.4 million, an increase in foreign currency transaction and translation losses of $0.5 million, an increase in the write-off of deferred financing costs of $0.2 million and an increase in other miscellaneous expenses of $0.7 million.

        From time to time, the Company enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). During the third quarter of fiscal 2004, the Company did not have any such contracts outstanding and had no realized gains or losses. Net realized and unrealized gains from foreign exchange contracts which are included in other income (expense)—net were not significant during fiscal 2003; realized losses on contracts closed during the third quarter of fiscal 2003 were $1.3 million.

        Income tax expense.    Income tax expense increased from $1.2 million in fiscal 2003 to $1.4 million in fiscal 2004. The increase in income taxes is caused by lower than expected taxes in the prior year because of a $0.4 million tax refund in the U.S., offset by lower tax expense on lower taxable income in Europe in the current year. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income and recognized actual income tax expense results primarily because of (i) foreign income tax expense on foreign earnings, and (ii) state and local income taxes.

        Net income.    The Company had net income in fiscal 2004 of $2.6 million compared to a net income in fiscal 2003 of $7.6 million. The decrease in the net income from the prior year of $5.0 million is caused by the effect of the decline in operating and interest income and the increase in other expense and income tax expense, offset by the decline in interest expense and minority interest in earnings of subsidiaries.

        Preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the senior redeemable preferred stock and convertible preferred stock and the accretion of the original issue discount over the original twelve-year term of the senior redeemable preferred stock. Effective with the closing of the recapitalization on July 31, 2003 (see "Liquidity and Capital Resources"), the then existing senior redeemable preferred stock with a dividend rate of 13 7/8% was converted into a combination of shares of convertible preferred stock with an initial 8% dividend rate, shares of common stock and warrants to purchase common stock.

        Net loss to common stockholders.    This amount represents net income reduced for dividends payable and the accretion of discount on the senior redeemable preferred stock and the convertible preferred stock and is the amount used to calculate net loss per common share. The net loss to common stockholders declined from $3.3 million to $0.6 million; the net loss per common share declined from $0.17 per share to less than $0.01 per share.

Nine Months Ended October 31, 2003 ("fiscal 2004" or "current year") Compared to Nine Months Ended October 31, 2002 ("fiscal 2003" or "prior year")

        General.    Results of European operations were translated from euros to U.S. dollars in fiscal 2004 and fiscal 2003 at average rates of approximately 1.12 and .927 U.S. dollars to the euro, respectively. This increase in the value of the euro of approximately 20.5% resulted in increases in reported European operations sales, cost of sales and other expenses in fiscal 2004 compared to fiscal 2003. The most significant effects from the difference in exchange rates from last year to this year are noted in the following analysis and are referred to as an "exchange rate difference". From time to time, the Company enters into forward foreign exchange contracts and option contracts to reduce its economic exposure to fluctuations in currency exchange rates (and their effect on translated U.S. dollar reported earnings) for the euro and other foreign currencies. Such instruments are recorded at fair value at the end of each accounting period; realized and unrealized gains and losses are recorded in Other Income (Expense)—Net.

        Net sales.    Consolidated net sales increased from $549.5 million in fiscal 2003 to $556.5 million in fiscal 2004, an increase of $7.0 million, or 1.3%. Fiscal 2004 sales include $1.8 million in royalty revenues received by the Company related to the settlement of a patent infringement claim. Additionally, fiscal 2004 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2004 sales would have declined by $35.4 million, or approximately 6.4%.

        Sales from European operations increased from $223.5 million in fiscal 2003 to $249.5 million in fiscal 2004, an increase of $26.0 million. Expressed in the local European reporting currency (euro), fiscal 2004 sales declined by 7.3%, or the U.S. constant dollar equivalent of $16.4 million, compared to fiscal 2003. The local currency sales decline in Europe is due primarily to a continuing difficult economic climate, increasing unemployment levels in Europe and a shift in consumer purchases towards lower priced luggage and casual bags. Local currency sales of luggage products (which comprise over 60% of European sales in fiscal 2004) declined 7.6%, sales of business cases (which comprise approximately 11% of European sales in fiscal 2004) declined 5.6% and sales of Samsonite black label products (which comprise approximately 2.9% of European sales in fiscal 2004) declined

49.8%. The decline in Samsonite black label product sales is primarily due to a change in the Company's business strategy whereby apparel product sales are licensed to a third party distributor. Partially offsetting these sales declines was an 18.3% increase in sales of casual bags. Sales from Samsonite's company-owned retail stores in Europe increased 14.8% due to an increase in the number of stores open and 5.7% increase in comparable store sales.

        Sales from the Americas operations declined from $262.2 million in fiscal 2003 to $245.5 million in fiscal 2004, a decline of $16.7 million. U.S. Wholesale sales for the current year declined by $15.6 million from the prior year, U.S. Retail sales increased by $4.1 million, and sales in the Other Americas operations declined by $5.2 million from the prior year. U.S. Wholesale sales declined from $146.2 million in the prior year to $130.6 million in fiscal 2004. The decline in U.S. Wholesale sales is due primarily to a decline in sales to warehouse clubs and premium channel customers. Fiscal 2003 sales include $7.1 million in sales to the premium channel as part of a co-branded sales promotion with a tire company; these sales did not recur in fiscal 2004. These sales declines were partially offset by an increase in sales of computer bags to a computer manufacturer and seller and an increase in sales to the office superstore channel. Sales in the U.S. Retail division increased from $78.9 million in the prior year to $82.9 million in fiscal 2004 due to an increase in the number of stores, partially offset by a decline of 5.5% in same store U.S. Retail division sales. The number of stores operated increased by 23 from the prior year primarily through the acquisition of retail stores from a national specialty luggage retailer in the fourth quarter of fiscal 2003. The decline in sales of Other Americas is due primarily to a $4.9 million decline in sales in Canada. Prior year sales of Canada include $5.6 million in sales from the molding operation, which was sold in the fourth quarter of fiscal 2003.

        Current year sales from the Asian operations were $2.9 million lower than the prior year, which is a 5.8% decline. The decline in sales of Asian operations is due to the negative effects of the war in Iraq, the SARS outbreak and the North Korean political situation in fiscal 2004. The effects of the SARS outbreak and the war in Iraq on luggage and travel goods sales in Asia are subsiding and beginning in the second quarter sales volumes started to reach more normal levels.

        Royalty revenues from U.S. licensing operations increased $0.6 million to $14.2 million in fiscal 2004, a 4.4% increase over the prior year. The increase in royalty revenues is due to an increase in revenues from the Japanese licensee of the Samsonite and American Tourister trade names and the portion of the $1.8 million previously discussed patent infringement settlement recorded in U.S. licensing. This increase was partially offset by a decline in royalty revenues from licensees of Samsonite, American Tourister and other brand names owned by the Company and licensed elsewhere in the world.

        Gross profit.    Consolidated gross profit margin increased by 2.8 percentage points, from 41.3% in fiscal 2003 to 44.1% in fiscal 2004.

        Gross margins from European operations increased 1.7 percentage points from 39.9% in the prior year to 41.6% in fiscal 2004. Higher European gross margins are due primarily to lower raw material and finished goods purchase costs due to the strengthening of the euro relative to the U.S. dollar.

        Gross margins for the Americas increased by 4.2 percentage points, from 38.0% in fiscal 2003 to 42.2% in fiscal 2004. U.S. Wholesale gross profit margins increased from 30.0% in the prior year to 34.2% in the current year. Prior year U.S. Wholesale gross margin includes $2.1 million in restructuring related expenses, which reduced the gross margin percentage by 1.4 percentage points. The remaining improvement in gross profit margin as a percent of sales is primarily the result of lower product costs resulting from the fiscal 2002 restructuring of the Nogales manufacturing operation and the resulting shift from the manufacture of our own softside products in Nogales to purchasing products at lower cost from finished goods vendors in China. U.S. Retail gross margins were higher at 54.3% in fiscal 2004 compared to 53.5% in fiscal 2003 due primarily to higher than planned sales and a change in product sales mix.

        Gross margins for the Other Americas increased from 36.7% to 43.5% due primarily to an increase in gross profit margins of Canada and Mexico. The increase in Canada's gross profit margin percentage is due primarily to the sale of the custom injection molding operation in fiscal 2003. The Canadian molding operation carried significantly lower margins compared to the distribution of travel products. Mexico's gross profit margin percentage was higher due to the lowering of product costs by purchasing finished goods from Asian vendors after the elimination of softside manufacturing in Mexico in fiscal 2003. Asia's gross margins increased by 2.4 percentage points, to 51.1%.

        Selling, general and administrative expenses ("SG&A").    Consolidated SG&A increased by $19.9 million from fiscal 2003 to fiscal 2004. SG&A increased $13.5 million due to the exchange rate difference. Net of the exchange rate difference, SG&A increased by $6.4 million. As a percent of sales, SG&A was 35.7% in fiscal 2004 and 32.5% in fiscal 2003.

        The increase in SG&A is due primarily to the increase in SG&A for the Americas, including the corporate headquarters of $4.2 million, an increase in SG&A for Asia of $0.8 million, and a $1.4 million increase in SG&A for Europe, net of the exchange rate difference. Within the Americas, SG&A for corporate and U.S. Wholesale combined increased $1.5 million due primarily to an increase in pension and consulting fees and an increase in selling costs, partially offset by lower U.S. Wholesale dealer advertising, marketing and freight costs. SG&A for U.S. Retail increased from $40.1 million to $43.2 million, an increase of $3.1 million, due primarily to increasing occupancy costs. SG&A for the other Americas declined $0.4 million from the prior year. The local currency increase in SG&A for Europe is due primarily to higher advertising costs and higher costs associated with the opening of additional retail stores in fiscal 2003 and 2004.

        Amortization of intangible assets.    Amortization of intangible assets was approximately equal to the prior year at $1.0 million.

        Provision for restructuring operations and asset impairment charge.    The provision for restructuring operations of $2.2 million and the asset impairment charge of $0.5 million in the prior fiscal year relates to the restructuring of the Company's Mexico City manufacturing facility. The Company eliminated its softside manufacturing in Mexico City and shifted to sourcing softside products from the Far East.

        Operating income.    Operating income increased from $44.6 million in fiscal 2003 to $46.3 million in fiscal 2004, an increase of $1.7 million. The increase is the net result of an increase in gross profit, and lower provision for restructuring and asset impairment charge, partially offset by higher SG&A expense.

        Interest income.    Interest income includes interest received from the temporary investment of excess cash balances, and was $0.3 million lower than the prior year at $0.2 million.

        Interest expense and amortization of debt issue costs.    Interest expense and amortization of debt issue costs declined from $35.8 million in fiscal 2003 to $33.5 million in fiscal 2004 representing a decline of 6.4%. The decline in interest expense is due primarily to lower balances outstanding under the senior credit facility and lower interest rates on senior bank debt. Included in interest expense is amortization of debt issue costs of $1.6 million in both fiscal 2004 and 2003.

        Other income—net.    See Note 6 to the consolidated financial statements included elsewhere herein for a comparative analysis of other income—net.

        Other income (expense)—net decreased from expense of $8.1 million in fiscal 2003 to expense of $7.8 million in fiscal 2004. The decrease in other income (expense)—net is due to the decline in net loss from foreign currency forward delivery contracts of $2.4 million, the decline in foreign currency translation and transaction losses of $2.1 million, and the increase in gain on disposition of fixed assets of $2.2 million, partially offset by the increase in write-off of non-recoverable deferred financing costs of $3.6 million, the increase in bank loan amendment fees of $1.6 million and the increase in other miscellaneous expenses of $1.2 million.

        From time to time, the Company enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). The Company estimates the increase in operating income from the strengthening of the euro versus the U.S. dollar from the same period in the prior year to be approximately $4.1 million for the nine months ended October 31, 2003. Other income (expense)—net for fiscal 2004 includes net realized and unrealized losses from forward exchange contracts of $0.9 million. Realized losses on contracts closed during the nine-month period were $1.6 million. During fiscal 2003, net realized and unrealized losses from forward exchange contracts were $3.3 million. Realized losses on contracts closed during the nine-month period were $2.7 million.

        Income tax expense.    Income tax expense increased from $5.9 million in fiscal 2003 to $6.7 million in fiscal 2004. Prior year U.S. income tax expense includes a $0.4 million refund of taxes in the U.S. due to changes in U.S. tax law at that time. Additionally, fiscal 2004 income tax expense was increased $0.7 million due to the exchange rate difference. Offsetting these changes is a decline in taxes for Asia of $0.3 million and a local currency decline in income taxes for Europe due to lower pre-tax income due to lower pre-tax income in fiscal 2004. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pre-tax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings and (ii) state and local income taxes.

        Net loss.    The Company had a net loss in fiscal 2004 of $3.7 million compared to a net loss in fiscal 2003 of $5.6 million. The decrease in the net loss from the prior year of $1.9 million is caused by the effect of the increase in operating income and the decline in interest expense and other expense, partially offset by a decline in interest income, an increase in income tax expense and minority interest in earnings of subsidiaries during fiscal 2004.

        Preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends on the senior redeemable preferred stock and convertible preferred stock and the accretion of the original issue discount over the original twelve-year term of the senior redeemable preferred stock. Effective with the closing of the recapitalization on July 31, 2003 (see "Liquidity and Capital Resources"), the then existing senior redeemable preferred stock with a dividend rate of 13 7/8% was converted into a combination of shares of convertible preferred stock with an initial 8% dividend rate, shares of common stock and warrants to purchase common stock.

        Net loss to common stockholders.    This amount represents net loss increased for dividends payable and the accretion of discount on the senior redeemable preferred stock and convertible preferred stock and is the amount used to calculate net loss per common share. The net loss to common stockholders decreased from $37.2 million to $31.5 million; the net loss per common share decreased from $1.87 to $0.35 per share.

Liquidity and Capital Resources

        On July 31, 2003, the Company closed a recapitalization transaction, which reduced the Company's indebtedness and eliminated the Company's then existing senior redeemable preferred stock (the "Recapitalization"). As part of the Recapitalization, new investors purchased 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% for $106.0 million. Additionally, the Company's existing bank credit facility was replaced with a new $60 million revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. As part of the Recapitalization, all of the 281,131 outstanding shares of 13 7/8% senior redeemable preferred stock, which had an aggregate liquidation preference of $352.0 million on July 31, 2003, were converted into 53,982 shares of new convertible preferred stock, approximately 204.8 million shares of common stock and warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility and to pay fees and expenses incurred in connection with the Recapitalization. Long-term obligations (including current installments) decreased from $423.2 million at January 31, 2003 to $335.8 million at October 31, 2003, a decrease of $87.4 million due primarily to repayments of debt from funds received as part of the Recapitalization. At October 31, 2003, the Company had available borrowings on its senior credit facility of approximately $47.4 million.

        As reflected in the consolidated statements of cash flows included elsewhere herein, cash flows provided by operating activities decreased by $11.6 million compared with the prior year. In the prior year, the Company had a net $9.8 million source of cash related to declines in inventory, accounts payable and accrued liabilities offset by increases in receivables as the Company returned to a more normal level of purchasing and sales activity following a period of slower business activity immediately after September 11, 2001. Fiscal 2004 cash flows include a $5.0 million contribution to the Company's pension plan made as part of the Recapitalization which is reflected in Other, net on the statement of cash flows in fiscal 2004. At October 31, 2003, the Company had current assets in excess of current liabilities of $141.9 million compared to $76.3 million at January 31, 2003, an increase of $65.6 million. Current assets increased by $12.5 million primarily due to the net effects of a decrease in cash of $3.7 million and an increase in receivables of $13.0 million, an increase in inventories of $3.1 million and an increase in deferred income taxes and other current assets of $0.1 million. The decline in current liabilities of $53.1 million is due primarily to the repayment of amounts due under the old senior credit facility in connection with the Recapitalization.

        The Company's cash flow from operations together with amounts available under its credit facilities and amounts provided by the Recapitalization were sufficient to fund fiscal 2004 operations through October 31, 2003, scheduled payments of principal and interest on indebtedness and capital expenditures. Management of the Company believes that cash flow from future operations and amounts available under its credit facilities will be adequate to fund operating requirements and expansion plans through the next twelve months.

        The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. From time to time, the Company has entered into forward foreign exchange contracts in order to reduce exposure to the effect of exchange rates on the earnings of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). As of October 31, 2003, the Company did not have any such contracts outstanding. During the past several years, the Company's most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. No assurance can be given that the Company will be able to offset future losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

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

Effect of Recently Issued Accounting Standards

        In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies certain requirements of SFAS No. 133 and amends certain definitions under SFAS No. 133 and other existing pronouncements. The effect of adopting SFAS No. 149 on the Company's financial statements was not material.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments that have characteristics of both liabilities and equity that have been presented either entirely as equity or between the liabilities section and the equity section of the balance sheet to be classified as liabilities. SFAS No. 150 requires that any amounts paid or to be paid to holders of such instruments in excess of their initial measurement amount be classified as interest expense. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 on the Company's financial statements is not material.

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

        At October 31, 2003, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $24.8 million compared to approximately $44.7 million at January 31, 2003. Contracts outstanding at October 31, 2003 are primarily for the purpose of reducing the Company's exposure to fluctuations in exchange rates on the cost of goods purchased by the European operations using U.S. dollars.

        If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the nine month period ended October 31, 2003 would be approximately $2.0 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

        The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2003 and continues to be comprised primarily of the Company's outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2003, the quoted market price of these notes was $84.50 per $100 of principal; at October 31, 2003, the quoted market price of these notes was $104.50 per $100 of principal.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer, with the participation of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

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

Item 2—Changes in Securities and Use of Proceeds

None.

Item 3—Defaults Upon Senior Securities

None.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  See Exhibit Index.

  (b)
  Reports on Form 8-K.

      Report dated September 10, 2003
      Item 12. Results of Operations and Financial Condition

      Report dated October 16, 2003
      Item 5. Other Events

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
By:	/s/ RICHARD H. WILEY Name: Richard H. Wiley Title: Chief Financial Officer, Treasurer and Secretary

Date: December 15, 2003

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Certificate of Amendment to the Amended and Restated Certification of Incorporation of Samsonite Corporation.(4)
3.3	Certificate of Ownership and Merger dated July 14, 1995.(2)
3.4	By-Laws of the Company.(1)
4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(3)
4.2	Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of 2003 Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof.(5)
4.3	Warrant Agreement to Purchase Common Stock of the Company.(4)
10.1	Form of Executive Stockholders Agreement among the Company, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers' Pension Plan Board and the following executives for the purchase of the following respective number of shares of new 2003 convertible preferred stock of the Company, par value $0.01 per share and face value $1,000.00 per share: Luc Van Nevel, 595 shares; Richard H. Wiley, 317 shares; Thomas R. Sandler, 198 shares; Marc Matton, 119 shares; Guiseppe Fremder, 396 shares.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)
Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-61521).

(4)
Incorporated by reference from the Company's Definitive Proxy Statement filed June 30, 2003.

(5)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (File No. 0-23214).

QuickLinks

FORM 10-Q CONTENTS
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets as of October 31, 2003 and January 31, 2003 (In thousands)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Operations for the three months ended October 31, 2003 and 2002 (In thousands, except per share data)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Operations for the nine months ended October 31, 2003 and 2002 (In thousands, except per share data)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Loss for the nine months ended October 31, 2003 (In thousands, except share amounts)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Consolidated Statements of Cash Flows for the nine months ended October 31, 2003 and 2002 (In thousands)
SAMSONITE CORPORATION AND SUBSIDIARIES Unaudited Notes to Consolidated Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
SIGNATURE
INDEX TO EXHIBITS