Form 10-K
period 2004-01-31
SAMSONITE CORP/FL
filed 2004-04-26
CIK 914478

Use these links to rapidly review the document
INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes / / No /x/

        As of March 31, 2004, the registrant had outstanding 224,705,324 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on July 31, 2003, as reported on the OTC Bulletin Board was approximately $57.3 million. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Documents incorporated by reference: Portions of the registrants definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Important Notice:

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" under Item 1.

PART I

ITEM 1. BUSINESS

General

        We are one of the world's most recognized designers, manufacturers and distributors of luggage as well as a growing distributor of related consumer products. We sell our products using a number of brand names, including Samsonite®, American Tourister®, Hedgren®, Lacoste®, and Trunk & Co®. With net sales of $769.3 million for our fiscal year ended January 31, 2004, we are one of the leaders in the global luggage industry.

        Our product lines include suitcases, garment bags, business/computer cases, casual bags, and backpacks. We also manufacture and/or sell luggage, casual bags, clothing, shoes and accessories in the luxury segment of the market under the Samsonite, Samsonite® black label, Hedgren, and Lacoste brands. In addition to the utilization of our luggage brands on products we manufacture and/or sell, we license our luggage brand names to third parties for use on products that include travel accessories, leather goods, handbags, clothing and furniture. We also license several apparel brand names that we own to third parties through our Global Licensing division.

        We design the majority of our luggage products at our facilities in Europe and the United States. Our products are produced around the world at either Samsonite-operated manufacturing facilities or by carefully selected third party suppliers. Our products are sold in more than 100 countries at numerous retail establishments including department stores, specialty stores, mass merchants, warehouse clubs, computer and electronic superstores, office superstores, and bookstores. We also sell certain products through Samsonite-operated retail stores in the United States, Canada, Mexico, Latin American, Asia and Europe. In addition, our products are available through our websites and the websites of many of our customers.

        Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, our telephone number is (303) 373-2000, and our website is www.samsonite.com.

        The following discussion relates to the Company's business as a whole, except where discussion of a particular geographical business segment is useful or informative. Financial information by business segment can be found in Note 17 to the consolidated financial statements contained in this report.

        The Company's fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 2004" refers to the 12 months ended January 31, 2004. The Company's foreign subsidiaries generally have fiscal year ends of December 31.

Luggage Products Market

        The worldwide luggage market encompasses a wide range of products with differences in product quality and prices. At one end of the market are high-quality, full-featured products that have prestigious brand names, higher prices and selective distribution. Beneath this "luxury" market is a broad middle market in which products are differentiated by features, brand name and price. Within this market, sales are largest at mid and low product price levels. Product differentiation decreases and breadth of distribution increases at lower price levels. At the lower end of the luggage market, unbranded or private label products with few differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price. We sell products in all three markets; however, our strategies focus on distribution in the middle and upper price level markets.

Products

        We distribute a broad range of products that includes softside, hardside and hybrid (combination hardside and softside) luggage, casual bags and backpacks, business and computer cases, high-end Samsonite black label clothing, shoes and accessories and other non-luggage products.

        The following table sets forth an estimate of the percentage of the Company's fiscal 2004 revenues from sales of luggage and travel-related products by product type:

Fiscal 2004 Sales Mix by Product Type

Product Type
Softside luggage	51%
Hardside and hybrid luggage	19%
Business and computer cases	12%
Casual bags	11%
Samsonite black label (footwear, clothing and accessories)	1%
Other products	6%

100%

        Below is our market positioning for each of our principal brands:

Brand Name	Market Positioning	U.S. Consumer	Europe Consumer
Samsonite black label	high-end luxury	very affluent	very affluent
Samsonite	high-quality, innovative	mid to upper income	affluent
Hedgren	lifestyle, innovative design	affluent	affluent
American Tourister	quality and value	middle income and value-conscious	middle income and value-conscious
Lacoste	sport luxury	affluent	affluent
Trunk & Co.	high-quality casual	youth	youth

        Softside Luggage.    The softside luggage category includes suitcases, garment bags and soft carry-on suitcases. More than 75% of the softside luggage we sell is made by independent finished goods suppliers located around the world. We produce the balance of our softside luggage and garment bags in our own facilities located in Eastern Europe. Our softside products are sold under all of our major brands.

        Over the past few years, Samsonite has introduced a number of innovative proprietary features in its softside luggage products in response to consumer demands for increased ease of use and better interior organization, mobility and portability. Examples include the Smooth Roller™ shock absorbing wheel system; the bridge handle in our Xylem Soft and Samsonite black label upright cases provides easy mobility; new Xpander™ System that automatically adjusts to the volume of contents, without the use of zippers; and FiberTek™ fabric, a strong nylon/polyester blend adhered to EVA (ethylene vinyl acetate) foam for durability.

        Hardside Luggage.    We manufacture most of our hardside suitcases in Company-owned factories. Our hardside luggage is sold globally under the Samsonite brand. In the United States, Europe and Asia our hardside luggage is also sold under the American Tourister brand. Hardside products are offered in several lines under each brand in the United States, Europe and Asia. Each line includes a variety of sizes and styles to suit differing travel needs.

        We currently manufacture hardside suitcases using three basic processes: injection molding, vacuum forming and pressure forming. Two of these processes require different types of plastic resin; the third uses aluminum metal sheets.

        Globally, we distribute and sell hardside suitcases that include proprietary features to facilitate ease of transport. The patented Piggyback® system incorporates a luggage cart, an extendable handle and a strap allowing additional bags to be attached and transported.

        Hybrid Luggage.    We have introduced products that include important proprietary designs and features of both the hardside and softside luggage. The first is Ziplite®, a hardside suitcase taking the form of a sleek pod that zips shut, rather than latching shut, and is made of a thin, light-weight polymer which is laminated to an attractive textile using a patented process. The second is Carbon EXP™, a combination of hardside and softside luggage technologies possessing the features that are most sought after in the two types of luggage. The Carbon EXP is constructed with a bottom shell of light, rugged plastic that provides structure to the bag and helps protect the contents. The top half is a high quality DuPont®Cordura® Plus fabric with zippered pockets for easy access and organization and adjustable cinch straps for security and capacity control. Hardlite business cases and F'lite travel products use a proprietary process to mold sleek, tough polymer frames around laminated fabric panels to form extremely light luggage shells.

        Casual Bags and Backpacks.    The casual bag and backpack market includes duffel bags, casual luggage, tote bags, athletic bags, traditional backpacks, daypacks, and shoulder bags. We entered this market in a modest way over the last several years with some Samsonite casual lines and the Trunk & Co.® product lines. We have expanded our business in this important and growing market by increasing distribution of products under our licensed Hedgren and Lacoste brands. We believe that by offering consumers a number of product lines having varying styles and price points, we have the opportunity to capture a larger portion of this market.

        Business and Computer Cases.    We sell a variety of business and computer cases under our Samsonite and American Tourister brand names. We are pursuing innovations in lighter weight and thinner styles. Our two latest introductions are a line of women's computer bags and a line of casual business cases that reflect the changing trends in the market. We design and have our suppliers manufacture our softside business cases and computer cases. In addition, we license our brands to experienced business case producers for the sale of certain of these products in the United States.

        Luxury Products.    In fiscal 2001, we created our Specialty Products Group, which designs, manufactures and sells high-end luxury luggage, casual bags, clothing, shoes and accessories under Samsonite black label, Samsonite, Samsonite by Starck™ and Hedgren brands each operating under the creative direction of its own internationally recognized designer.

        Licensed Products.    We license our trademarks primarily for use on travel-related products that are made and sold primarily by appointed licensees. These license agreements extend the scope of our products into new areas ranging from camera bags to personal leather goods and travel pillows. Our licensees are selected for competency in their product categories and usually sell parallel lines of products under their own or other brands. Examples of licensed products include leather business and computer cases, furniture products, travel accessories, photo and audio storage gear, personal leather goods, ladies' handbags, umbrellas, binoculars, pet carriers, auto accessories, cellular phone cases, school bags, and children's products. We also own and license certain apparel brand names, such as McGregor®, Botany 500® and Bert Pulitzer®, to third party apparel distributors under our Global Licensing division.

        We entered the Japanese market in 1964 through a licensing agreement with Japan's principal luggage manufacturing company. Samsonite-branded products made by this licensee are sold primarily in department stores throughout Japan. We receive a royalty on the licensee's sales of the Company's branded products. The current license agreement with this Japanese manufacturer will expire in December 2004 and will not be renewed. The Company plans to enter the Japanese market at that time through acquisition, direct sales distribution or by partnering with other companies.

        Product Development.    We devote significant resources to new product design and development. The Company estimates that it has spent on average $6.4 million per year over the last three years on new product design and development. We start with market research to identify consumers' functional requirements and style preferences. Once identified, we employ designers and development engineers and work with outside designers to develop new products that respond to those requirements and style preferences. We attempt to differentiate ourselves from our competitors by offering products that are innovative and distinctive in style and functionality.

Distribution

        Our products are sold in more than 100 countries around the world from the retail locations of others, from our own stores, over the Internet at our Company website, www.samsonitecompanystores.com, and at the websites of a number of our customers. Retail channels of distribution primarily include department and specialty stores, national and mass merchant retailers, warehouse clubs, and Company-owned retail stores.

        United States.    Our Samsonite and American Tourister branded products are sold in the United States primarily through traditional luggage retail distribution channels such as department stores and luggage specialty stores. Some national retailers and warehouse clubs carry Samsonite and American Tourister products uniquely designed for that retailer. Because American Tourister products are primarily sold to middle income and value conscious consumers, discount channels such as mass merchants, warehouse clubs and factory outlets are especially important to the distribution of American Tourister branded products in the United States. Our direct sales force of approximately 30 professionals serves companies with retail outlets throughout the United States.

        We also operate approximately 200 retail stores in the United States that distribute Samsonite and American Tourister products designed specifically for these stores, a variety of travel-related products and excess, discontinued and obsolete products. Operating our own retail stores allows us to test market new products and designs and to more efficiently reduce discounted and obsolete inventory positions.

        Europe.    Our Samsonite products in Europe are sold through traditional specialty luggage and leather goods stores and department stores. We also sell our products through Samsonite operated retail outlets located throughout Western and Central Europe. In order to preserve the premium image of the Samsonite brand, Samsonite brand products are generally not distributed through discount retailers in Europe. Our American Tourister brand has been introduced in Europe to balance our retail distribution in each of the primary retail channels and to establish a single pan-European brand name in the discount channel (known in Europe as the "hypermarkets"). Our direct sales and product demonstration force of approximately 130 persons serves companies with retail outlets throughout Europe.

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

        Elsewhere in the World.    In markets outside the United States, Western Europe, Central Europe and certain Asian countries, we sell our products either directly through agents and distributors or under license. Products sold in these international markets are shipped from Mexico, Eastern and Western Europe or Asia depending upon product type and availability. In some instances, we entered new markets through third party distributors and subsequently acquired these third party distributors as the markets have developed. We have licensing arrangements to sell our products in Japan, Australia and Canada. We have joint ventures in South Korea and India, as well as wholly-owned distribution organizations in Hong Kong, Taiwan, Malaysia, and China. We also have joint ventures in Argentina, Uruguay and Brazil to distribute Samsonite products in those countries as well as other major Latin American markets. The Company also sells its products at various Company-operated retail store locations in Asia, Argentina, Mexico and Canada.

        In most of the Company's markets around the world, sales of the Company's products tend to be moderately seasonal. Sales are higher in the third and fourth quarter of each fiscal year when the back-to-school shopping season increases for backpack and casual products and when travel and shopping for the holidays is at its peak for our traditional luggage products.

Advertising

        Advertising resources are committed to brand advertising programs that promote the features, durability and quality of our luggage and travel products under "Samsonite Worldproof®." Samsonite's first global advertising campaign was launched in 2002, and now encompasses TV, print, public relations, in-airport, on-line, and in-store advertising worldwide. The Company assists its retailers in adapting their local advertising to the Company's global advertising campaigns through various cooperative advertising programs. Other promotional activities employed by the Company to further support its customers and increase product sales include in-store point of sale and loyalty programs. At www.samsonite.com, the Company communicates its corporate message and product and brand image through an integrated global website. In fiscal 2004 the Company spent $42.4 million and for the last five fiscal years we have expended, on average, in excess of $48.2 million annually in global communications, cooperative advertising programs and related public relations and promotional activities to support the sale of our branded products.

Manufacturing and Sourcing Products

        We believe that our large size and leading market position allow us to achieve volume driven purchasing and manufacturing economies of scale. Our global product sourcing network consists of Samsonite-operated manufacturing facilities and various third party finished goods suppliers located principally in the Far East and Eastern Europe. We believe that by operating our own facilities to produce hardside luggage and certain softside products, we achieve an appropriate balance between product quality and innovation, shorter product introduction lead times, lower inventory levels and lower delivery costs. Our global sourcing network also enables us to obtain economies of scale by sourcing products from countries with low production costs while maintaining the same quality standards as the products we manufacture ourselves. Softside luggage is primarily made from fabric including nylon, polyester, and vinyls as well as aluminum, steel, plastics and leather. These materials are purchased from various vendors throughout China and Taiwan and are readily available. The hardside luggage is composed primarily of polypropylene which the Company sources from two European suppliers, and the trolley system which the Company sources from suppliers in India and Europe. Neither of these hardside materials is difficult for the Company to obtain.

        In fiscal year 2004, less than 25% of our revenues from softside luggage, casual bag and business/computer case products were from products manufactured in our own facilities. We purchased the remainder of our softside products from third-party vendors in the Far East and Eastern Europe. In recent years, the Company has increasingly relied on third party vendors for sourcing softside products due to various factors including the admission of China to the World Trade Organization which has made it more cost effective to purchase products, which we previously manufactured ourselves, from

Asian finished goods vendors. We select different third party vendors to take advantage of changes in manufacturing costs, payment terms and shipping costs. We do not rely on any single third party vendor whose loss would be material to us.

        We manufacture over 95% of the hardside luggage and business case products that we sell. During fiscal 2004, our hardside production facilities were located in Oudenaarde, Belgium; Nashik, India; Hénin-Beaumont, France; Ningbo, China and Nogales, Mexico. We intend to close our Nogales, Mexico production facility in fiscal 2005.

        We maintain a vigorous quality control program for goods manufactured at our own plants and at third party vendor facilities. New products are put through a series of simulation and stress tests to assure durability and strength. In our manufacturing facilities and our Asian quality assurance office, we use quality control inspectors, engineers and lab technicians to monitor product quality and production standards at vendors' production facilities.

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

        The manufacture of softside luggage is labor intensive but not capital intensive, so that the barriers to entry by competitors in this market segment are relatively low. We have many competitors in the softside luggage market. In addition, we compete with various larger retailers, some of whom are our customers, who have the ability to purchase private label softside luggage directly from manufacturers that operate in countries with low labor cost. The manufacture of hardside and hybrid luggage is more capital intensive and there are relatively few finished goods vendors; consequently, barriers to entry are higher. Nonetheless, we have several competitors worldwide in the hardside luggage market.

Customers

        Our customers include specialty stores featuring luggage products, major department stores that carry luggage, retail chain stores, catalog showrooms, mass merchants, premium sales (sales direct to business), Internet retailers and discounters. We also sell certain products directly to consumers through Samsonite-operated retail stores in the United States, Canada, Europe, Latin America and Asia and over the Internet at our www.samsonitecompanystores.com website. We do not depend on any single customer for more than 5% of our consolidated revenues.

Trademarks and Patents

        We are the registered owner of Samsonite, American Tourister and other trademarks. As of January 31, 2004, we had approximately 2,160 trademark registrations and 236 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. We also own approximately 144 United States patents and approximately 1,000 patents (i.e., patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 250 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. Our patents and pending patent applications cover features popularized in our EZ CART®, Smart Pocket, Hardlite, Piggyback®, Ultravalet®, Xylem®, Sideroller and Oyster luggage. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

Employees and Labor Relations

        At January 31, 2004, we had approximately 5,000 employees worldwide, with approximately 1,250 employees in the United States and approximately 3,750 employees in other countries. In the United States, approximately 109 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 2002. At January 31, 2004 we employed approximately 1,450 workers in our seven European manufacturing plants located in Belgium, France, the Slovak Republic, Spain, Italy and Hungary. In Europe, union membership is not officially known to Samsonite as union membership varies from country to country. It is probable that most of our European workers are affiliated with a union. Most European union contracts have a one-year duration. We believe our employee and union relations are satisfactory.

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

ITEM 2. PROPERTIES

        The following table sets forth certain information relating to our principal properties and facilities. All of our manufacturing plants, in our opinion, have been adequately maintained and are in good operating condition. We believe that our existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle our sales volumes for the foreseeable future. The Company's headquarters in Denver share the same location as a distribution facility. The owned real estate in Denver, Colorado is encumbered under the Company's senior credit facility. The owned plant and real estate in India is pledged as security on a loan.

Location	Owned or Leased	Approximate Facility Size
		(thousands of sq. ft.)
Denver, CO	Owned/Leased	1,385
Nashik, India	Owned	736
Oudenaarde, Belgium	Owned	649
Ningbo, China	Owned	358
Mexico City, Mexico	Owned	364
Stratford, Canada	Owned	212
Henin-Beaumont, France	Owned	98
Szekszard, Hungary	Owned	81
Torhout, Belgium	Leased	79
Samorin, Slovak Republic	Owned	67
Tres Cantos, Spain	Owned	37
Jacksonville, FL	Leased	391
Nogales, Mexico	Leased	108
Warren, RI	Leased	131
Saltrio, Italy	Leased	74
Buenos Aires, Argentina	Owned/Leased	30
Korea	Leased	27
Uruguay	Leased	12
Singapore	Leased	11
Hong Kong	Leased	8
Sao Paul, Brazil	Leased	6
Bandar Sunway, Malaysia	Leased	3

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, par value $.01 per share (the "Common Stock"), is presently traded by dealers using the OTC Bulletin Board under the symbol "SAMC.OB". The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 2003 and 2004 and through April 19, 2004 (as reported on the OTC Bulletin Board). The closing price of the Common Stock on the OTC Bulletin Board on April 19, 2004 was $0.80 per share.

	High	Low
Fiscal 2003
Fiscal quarter ended:
April 30, 2002	$1.39	0.75
July 31, 2002	$1.25	0.65
October 31, 2002	$1.01	0.55
January 31, 2003	$1.01	0.25
Fiscal 2004
Fiscal quarter ended:
April 30, 2003	$0.80	0.33
July 31, 2003	$1.14	0.39
October 31, 2003	$0.90	0.45
January 31, 2004	$0.85	0.59
Fiscal 2005
February 1, 2004 through April 19, 2004	$0.95	0.43

        As of April 19, 2004, the number of holders of record of our Common Stock was 332.

        All holders of shares of our Common Stock share ratably in any dividends declared by our Board of Directors. The payment of dividends is at the discretion of our Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of bank indebtedness and contractual restrictions with respect to the payment of dividends. The terms of our indebtedness and the certificate of designation for our 8% convertible preferred stock and the indenture for the 10 3/4% senior subordinated notes currently restrict us from paying dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The selected historical consolidated financial information presented below is derived from our audited consolidated financial statements and should be read in conjunction with "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Year ended January 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statement of Operations Data
Net Sales	$769,315	744,035	736,274	783,898	767,685
Gross Profit	$342,806	313,674	292,683	324,152	325,360
Operating Income	$70,092	69,757	21,204	50,802	57,856
Net Income (Loss)	$3,555	3,294	(33,554)	(6,800)	(1,842)
Preferred Stock Dividends and Accretion of Preferred Stock Discount	$(31,055)	(42,837)	(37,505)	(32,854)	(28,796)
Net Loss to Common Stockholders	$(27,500)	(39,543)	(71,059)	(39,654)	(30,638)
Weighted Average Common Shares Outstanding—Basic and Diluted	122,842	19,863	19,809	19,746	12,124
Loss per Common Share—Basic and Diluted	$(0.22)	(1.99)	(3.59)	(2.01)	(2.53)
Balance Sheet Data (as of end of period)
Cash and Cash Equivalents	$29,524	22,705	69,390	18,760	16,705
Property, Plant and Equipment, Net	$114,471	112,895	113,317	129,802	141,254
Total Assets	$501,888	493,664	529,864	544,804	560,580
Long-Term Obligations (including Current Installments)	$327,567	423,155	472,373	426,158	432,473
Senior Redeemable Preferred Stock	$—	320,323	277,486	239,980	207,125
Stockholders' Deficit	$(22,832)	(464,698)	(401,399)	(325,345)	(281,483)

        The Company has implemented various restructuring plans and incurred restructuring charges in fiscal 2004, 2003, 2002 and 2001, which may affect the comparability of the selected historical consolidated financial information presented above, and the comparability of such information to future years' financial information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the fiscal 2004, 2003 and 2002 restructurings.

        On July 31, 2003, the Company closed a recapitalization transaction, which reduced the Company's indebtedness and converted the Company's then existing senior redeemable preferred stock to a combination of a new issuance of preferred stock and common stock. As part of the recapitalization, new investors purchased, at par for cash, 106,000 shares of a new series of convertible preferred stock having a liquidation preference of $106.0 million and an initial dividend rate of 8%. Additionally, the Company's then existing bank credit facility was replaced with a new $60.0 million revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. In the recapitalization, all of the 281,131 outstanding shares of 13 7/8% senior redeemable preferred stock, which had an aggregate liquidation preference of $352.0 million on July 31, 2003, were converted into 53,982 shares of new convertible preferred stock with an aggregate liquidation preference of approximately $54.0 million, approximately 204.8 million shares of common stock and warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility, to pay fees and expenses incurred in connection with the recapitalization and to make a $5.0 million contribution to its U.S. defined benefit pension plan.

        The new convertible preferred stock issued in connection with the recapitalization is convertible into shares of common stock at a price of $0.42 per share. The dividend rate of the new convertible preferred stock may increase or decline on or after July 31, 2008 under certain circumstances. The new convertible preferred stock votes with the common stock on an "as converted" basis on all matters submitted to a vote of common stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three years ended January 31, 2004 and should be read in conjunction with the selected financial data, the consolidated financial statements of the Company and notes thereto beginning on page F-1. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 2004" refers to the 12 months ended January 31, 2004. The Company's operations consist primarily of the manufacture and sale of luggage, business and computer cases, and casual bags. The Company also licenses its brand names and is involved with the design and sale of apparel.

Overview

        During the past three fiscal years, the Company's operations have been significantly affected by various events which have depressed the worldwide travel industry and, therefore, sales of luggage and consumer products. The terrorist attacks on September 11, 2001 adversely affected the Company's sales levels for the remainder of fiscal 2002 and well into fiscal 2003. The threat of terrorism in the period since September 11, 2001 has a continued negative effect on travel and sales of travel-related products. Additionally, travel has been adversely affected during fiscal 2004 by the SARS threat, especially in Asia and Canada, and by the military action in Iraq. Recessionary conditions in the past few fiscal years in many parts of the world have also had an adverse effect on sales. In fiscal 2004, the Company's operations in Europe were particularly hard hit by recession, where Germany, France, Italy and other major markets have had high unemployment and other recessionary conditions.

        In addition to the effects of terrorism, military conflicts, epidemics and recession on travel, the Company's sales have been impacted by price and product competition in the past several years and major changes in its distribution channels. Due to declining product costs in the Far East, where most luggage products are now manufactured, luggage prices have been declining and price competition has increased. Certain of the Company's customers have begun to have lower-priced, lower-quality private label luggage manufactured in the Far East and have given these products shelf space. While the trend is greater in the U.S. than in other parts of the world, consumer shopping preferences for many consumer products, including luggage, are shifting to mass merchants and discounters from department stores and specialty retailers. This has led to many of the Company's specialty luggage retailers either going out of business or contracting their operations during the past few years and to department stores carrying low-priced private label brands, reducing shelf space and sales of the Company's products. Consumer preference is also changing in many parts of the world from structured luggage products to luggage and bags that are more casual and also lower priced.

        The combination of the aforementioned factors and conditions has led to a decline in sales over the past several years. The Company's consolidated sales have gone from $783.9 million in fiscal 2001 to $736.3 million in fiscal 2002, $744.0 million in fiscal 2003 and $769.3 million in fiscal 2004. Additionally, as described below, the decline in the average exchange rate of the dollar to the euro over the past two fiscal years also had the effect of increasing reported sales.

        In response to these challenges, the Company's strategy has been to reduce its cost structure, change its brand strategies, and invest in its own retail channel of distribution. Over the past several years, the Company has completed several restructuring initiatives primarily involving the closing of Company-owned manufacturing plants and the relocation of production to lower cost Eastern Europe plants or Far East contract manufacturers, primarily in China. The Company has expanded its offerings in the lower-priced categories by increasing product offerings under the American Tourister brand in the U.S. and is exploring other brands for use in the lower end of the European markets and for casual bags in the Americas' markets. The Company has also opened or purchased additional retail stores throughout its worldwide operations. In the fourth quarter of fiscal 2004, the Company retained a consulting firm to examine its marketing strategies. The consulting firm has made many recommendations regarding brand positioning, product innovation and design, and advertising expenditure levels all specifically designed to increase future sales volume. The Company has begun to implement many of these strategic recommendations and plans to significantly increase advertising levels in fiscal 2005 and beyond.

        Major items, which affected the Company's results of operations and liquidity and capital resources in fiscal 2004, included the following:

        On July 31, 2003, the Company completed a recapitalization to improve its capital structure by eliminating mandatorily redeemable preferred stock and reducing debt levels. The recapitalization consisted of the sale to these investors, at par, for cash, of 106,000 shares of a new series of convertible preferred stock with an initial dividend rate of 8% and a liquidation preference of $106.0 million. The Company's 281,131 shares of 13 7/8% senior redeemable preferred stock having an aggregate liquidation preference of $352.0 million on July 31, 2003 were converted into (i) 53,982 shares of the new convertible preferred stock with an aggregate liquidation preference of approximately $54.0 million, (ii) approximately 204.8 million shares of common stock, and (iii) warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share. Additionally, the Company's then existing senior bank credit facility was replaced with a new $60.0 million asset-based revolving credit agreement. Proceeds from the sale of the new preferred stock were used to repay amounts outstanding under the old senior credit facility, to pay expenses of the recapitalization transactions, and to contribute $5.0 million to the Company's U.S. defined benefit pension plan. The recapitalization had the effect of reducing charges for preferred stock dividends and interest during the last half of the fiscal year. As a result of the recapitalization, a new nine-member board of directors was constituted.

        At January 31, 2004, the Company had cash on hand of $29.5 million and total debt of $333.7 million. This compares to cash on hand of $22.7 million and total debt of $432.6 million at January 31, 2003. Availability for borrowing on the Company's asset-based revolving credit facility at January 31, 2004 was 22 million euros and $32 million U.S. dollars. At January 31, 2004, the Company had $5.5 million of letters of credit outstanding under the U.S. revolving credit facility which reduced net availability to the U.S. line to $26.5 million. The improvement in the Company's liquidity position is due to the effects of the recapitalization and improved operating cash flow.

        Since approximately 45% of the Company's reported U.S. dollar sales are derived from operations reported in euros, the decline in the average exchange rate of the dollar to the euro over the past two fiscal years has had a dramatic effect on the Company's reported results of operations. Results of operations for fiscal 2004 were translated at an average euro exchange rate of 1.136 euros to the dollar while fiscal 2003 results were translated at an average euro exchange rate of .946 euros to the dollar. Thus, while local sales denominated in euros declined by 6.9% (the constant U.S. dollar equivalent of $21.5 million), these euro denominated sales, when translated to U.S. dollars, increased by approximately $36.2 million or 11.8%. The strengthening of the euro to 1.136 from .946 thus had the effect of increasing reported sales by approximately $57.7 million between fiscal 2004 and 2003. The stronger euro also resulted in increases in reported cost of sales and other operating expenses in fiscal 2004 compared to fiscal 2003. Certain of the most significant effects from the differences in exchange rates are noted in the analysis of Results of Operations and Liquidity and Capital Resources and are referred to as an "exchange rate difference." This exchange rate difference also had an effect on fiscal 2003 results compared to fiscal 2002 results, although less significant than fiscal 2004 compared to fiscal 2003. Without the exchange rate difference, consolidated fiscal 2004 sales would have been lower than reported by $32.4 million compared to fiscal 2003 and consolidated fiscal 2003 sales would have been lower than reported by $9.1 million compared to fiscal 2002 sales.

        In the fourth quarter of fiscal 2004, the Company decided to close its Nogales, Mexico hardside manufacturing plant and to begin sourcing hardside products for North America from its hardside plant in India. In connection with this plant closing, the Company recorded an impairment charge for the Nogales manufacturing assets of approximately $2.7 million and a restructuring provision of approximately $1.8 million for severance costs.

        The Company also recorded an impairment provision of approximately $1.3 million to write-down to fair market value the cost of certain apparel brands which are owned by the Company and licensed to others.

        The Company has licensed the Samsonite brand in Japan to a third party for over thirty years. The current license agreement is due to expire in December 2004 and the Company and the third party licensee have agreed that it will not be renewed at that time. The Company will enter the Japanese market at that time through acquisition, direct sales distribution or by partnering with other companies upon the expiration of the license agreement. The Company has realized revenues and operating income of $5.2 million, $3.5 million, and $4.0 million in fiscal years 2004, 2003 and 2002, respectively, from this license agreement. Results of operations in future years will be affected by the expiration of this license agreement and the Company's ability to compete profitably in the Japanese market by other means.

Results of Operations

        The Company analyzes its net sales and operations by the following divisions: (i) "European" operations which include its European sales, manufacturing and distribution, wholesale and retail operations; (ii) the "Americas" operations which include wholesale and retail sales and distribution operations and corporate headquarters in the United States, and "Other Americas" operations which include operations in Canada and Latin America; (iii) "Asian" operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

Fiscal 2004 Compared to Fiscal 2003

        Sales.    The following is a summary of the Company's revenues by operating segment.

	Year ended January 31,
	2004	2003
	(in millions)
Europe	$344.5	308.3
Americas	336.1	349.3
Asia	66.7	67.2
Licensing	22.0	19.2

Total Revenue	$769.3	744.0

        On a U.S. dollar basis, sales from European operations increased to $344.5 million in fiscal 2004 from $308.3 million in fiscal 2003, an increase of $36.2 million, or 11.7%. Expressed in the local European currency (euros), fiscal 2004 sales declined by 6.9%, or the U.S. constant dollar equivalent of $21.5 million, from fiscal 2003. The local currency sales decline in Europe is due primarily to the continuing difficult economic climate in Europe, increasing unemployment levels and shifting consumer preferences.

        Sales from the Americas operations declined to $336.1 million in fiscal 2004 from $349.3 million in fiscal 2003, a decline of $13.2 million or 3.8%. The decline was primarily due to a decrease in U.S. Wholesale sales of $16.5 million and in Other Americas sales of $4.9 million, partially offset by an increase in U.S. Retail sales of $8.2 million. U.S. Wholesale sales decreased to $174.9 million in fiscal 2004 from $191.4 million in the prior year, a decrease of 8.6%. The decrease in U.S. Wholesale sales is due to the market shift to lower-priced products, price discounting by competitors and the continued effects of the war in Iraq and the SARS virus on travel and sales of travel-related products. Prior year sales also included approximately $7.1 million in sales as part of a co-branded promotion which did not recur in fiscal 2004. Sales in the U.S. Retail division increased to $117.0 million in fiscal 2004 from $108.8 million in the prior year due to an increase in the number of stores. Same store U.S. Retail division sales for fiscal 2004 declined by 2.5%. As of January 31, 2004, there were 202 company-owned retail stores compared to 195 stores at January 31, 2003; although 22 of the stores open at the end of fiscal 2003 were purchased during the fourth quarter of fiscal 2003 and contributed only two months of sales in the prior year. The decline in sales of the Other Americas to $44.2 million in fiscal 2004 from $49.2 million in the prior year, or 10%, is primarily due to the sale of the Canadian automotive molding operation in the fourth quarter of fiscal 2003, which resulted in a decrease in sales of approximately $6.5 million in fiscal 2004 from fiscal 2003. Offsetting this decrease is an increase in sales in Argentina of $1.3 million compared to fiscal 2003 due to improved economic conditions and the strengthening of the Argentina peso versus the dollar.

        Sales from Asian operations decreased to $66.7 million in fiscal 2004 from $67.2 million in fiscal 2003, a decrease of $0.5 million or 0.7%. The decline in sales is primarily due to the continued difficult political and economic conditions in the Korean peninsula, which contributed to a 14.8% decline in sales of Korea. Sales in China were severely impacted by the SARS epidemic particularly during the first six months of the year declining by 7.9% in fiscal 2004. Offsetting these losses was an increase in sales of $1.7 million in Hong Kong and $2.0 million in India, as they returned to more normal sales levels as the effects of the SARS outbreak and the war in Iraq subsided in the later half of the fiscal year.

        The increase in royalty revenues is primarily due to an increase in revenues from the Japanese luggage licensee and a $1.8 million royalty received upon the settlement of a trademark infringement action taken by the Company against a third party.

        Gross Profit.    Consolidated gross profit of $342.8 million in fiscal 2004 increased from consolidated gross profit in fiscal 2003 of $313.7 million, an increase of $29.1 million. Consolidated gross margin as a percentage of sales increased by 2.4 percentage points from 42.2% in fiscal 2003 to 44.6% in fiscal 2004.

        Higher margins and gross profit in fiscal 2004 compared to fiscal 2003 are primarily due to (i) lower costs in Europe and Asia from the effect of a stronger European currency on product costs paid for in U.S. dollars, (ii) the continued effects of shifting production and product sourcing to lower cost countries, (iii) increased sales from Company-operated retail stores which carry higher margins and (iv) increased licensing revenues.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A of $265.7 million in fiscal 2004 increased from $240.1 million in fiscal 2003, an increase of $25.6 million. Increased SG&A in fiscal 2004 compared to fiscal 2003 is primarily due to (i) the exchange rate difference which caused a $17.5 million increase in Europe's SG&A, (ii) a $4.0 million reduction in pension income from the U.S. pension plan, (iii) higher advertising expenses and (iv) higher selling and occupancy expenses due to an increased number of worldwide Company-operated retail stores.

        Asset Impairment and Provision for Restructuring Operations.    During the fourth quarter of fiscal 2004, the Company adopted a plan to close its Nogales, Mexico manufacturing plant for hardside luggage, which will be implemented in fiscal year 2005. The Company has determined that it can cost effectively import its hardside luggage products from its hardside plant in India. An asset impairment of $2.7 million was recorded in the fourth quarter of fiscal 2004 to reduce the carrying amount of plant, machinery and equipment to estimated fair market value. The Company also recorded a $1.8 million restructuring provision for the termination and severance benefits payable with respect to approximately 140 positions that will be eliminated in fiscal 2005. Annual operating cost savings from the fiscal 2004 Nogales restructuring are expected to be approximately $0.9 million beginning in fiscal 2005 and $1.5 million at the Nogales facility per year thereafter.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs declined to $43.5 million in fiscal 2004 from $48.0 million in fiscal 2003. The decline in interest expense is due primarily to lower interest rates and lower average balances outstanding under the Company's senior credit facilities primarily as a result of the July 31, 2003 recapitalization. As of January 31, 2004, over 95% of the Company's debt was in fixed rate instruments. Interest expense includes $2.2 million in amortization of debt issuance costs in fiscal 2004 and $2.1 million in fiscal 2003.

        Other Income (Expense)—Net.    The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Year ended January 31,
	2004	2003
	(in millions)
Net loss from foreign currency forward delivery contracts used to hedge results of European operations	$(0.5)	(4.8)
Loss on disposition of assets held for sale and fixed assets, net	(0.1)	(1.4)
Bank loan amendment fees and write-off of deferred financing costs and expenses	(5.8)	(3.1)
Foreign currency transaction losses	—	(2.8)
Pension costs	(1.8)	(0.2)
Other, net	(2.2)	(2.2)

	$(10.4)	(14.5)

        Net loss from foreign currency contracts used to hedge the results of European operations decreased to a loss of $0.5 million in fiscal 2004 from a loss of $4.8 million in fiscal 2003 due to decreased hedging activities during fiscal 2004 when the dollar continued to weaken against the euro.

        The change in the loss on sale of assets from fiscal 2004 to fiscal 2003 is due primarily to the loss on the sale of the Canadian automotive parts molding operation in fiscal 2003.

        The increase in bank loan amendment fees and write-off of deferred financing costs in fiscal 2004 from fiscal 2003 is due to the write-off of unamortized costs relating to the refinanced senior credit facility and other costs incurred to pursue other capital structure improvement alternatives prior to the July 31, 2003 recapitalization.

        Foreign currency transaction losses in fiscal 2004 decreased from fiscal 2003 due to currency devaluations in South American countries in fiscal 2003 which did not recur in fiscal 2004.

        Pension costs represent the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company's operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993. The increase in pension expense is a result of the decline in the equity markets in fiscal 2002 and the decrease in interest rates used to discount pension obligations. For a further discussion of pension plan expense, see Pension Plans under Critical Accounting Policies included elsewhere herein.

        Income Taxes.    Income tax expense increased to $10.4 million in fiscal 2004 from $3.0 million in fiscal 2003, an increase of $7.4 million. The increase in income tax expense is due primarily to a $5.0 million credit to income tax expense in fiscal 2003. As a result of the completion of federal income tax audits in the U.S., the Company reduced U.S. federal and state accrued income taxes by $5.0 million in fiscal 2003 for excess accrued taxes related to prior years. This increase is also partially due to higher foreign income taxes for the European operations because of the exchange rate difference and higher income before taxes. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2004 and 2003 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years and annual statutory limitations on the future utilization of net operating loss carryforwards, and (iii) the Company's forecasts of future taxable income. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

        Preferred Stock Dividends and Accretion of Preferred Stock Discount.    This item represents the accrual of cumulative dividends and accretion of discount on the 13 7/8% senior redeemable preferred stock, which was retired as of July 31, 2003, and the accrual of cumulative dividends on the 8% convertible preferred stock since July 31, 2003. The amount decreased in fiscal 2004 from fiscal 2003 by $11.8 million because of the reduction in the coupon rate and face amounts of the issuances as a result of the July 31, 2003 recapitalization.

        Net Loss to Common Stockholders.    This amount represents net loss after dividends payable and the accretion of the discount on the senior redeemable preferred stock and is the amount used to calculate net loss per common share. The net loss to common stockholders decreased to $27.5 million from $39.5 million; the net loss per common share declined to $0.22 from $1.99 per share. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2004 and 2003 was 122,842,078 and 19,862,661, respectively. The Company had 224,705,324 shares of common stock outstanding as of January 31, 2004. The increase in weighted average shares outstanding was due to 204.8 million shares common shares issued in the July 31, 2003 recapitalization.

Fiscal 2003 Compared to Fiscal 2002

        The following is a summary of the Company's revenues by operating segment.

	Year ended January 31,
	2003	2002
	(in millions)
Europe	$308.3	298.9
Americas	349.3	353.8
Asia	67.2	62.2
Licensing	19.2	21.4

Total Revenue	$744.0	736.3

        Sales.    On a U.S. dollar basis, sales from European operations increased to $308.3 million in fiscal 2003 from $298.9 million in fiscal 2002, an increase of $9.4 million, or 3.1%. Expressed in the local European currency (euros), fiscal 2003 sales declined by 2.5%, or the U.S. constant dollar equivalent of

$8.4 million, from fiscal 2002. The local currency sales decline in Europe is due to slow economic conditions, a generally sluggish retail climate and continued negative travel statistics in many European countries. One of Samsonite Europe's largest markets, Germany, has had a particularly sluggish economy, which negatively affected the Company's European luggage sales.

        Sales from the Americas operations declined to $349.3 million in fiscal 2003 from $353.8 million in fiscal 2002, a decline of $4.5 million or 1.3%. The decline was due to a decrease in U.S. Retail sales of $3.0 million and a decrease in Other Americas sales of $6.7 million, partially offset by an increase in U.S. Wholesale sales of $5.2 million. U.S. Wholesale sales increased to $191.4 million in fiscal 2003 from $186.2 million in the prior year, an increase of 2.8%. Prior year U.S. Wholesale sales were adversely affected by the immediate impact of the September 11, 2001 terrorist attacks (the "September 11 events") on the U.S. economy and the travel industry and related businesses. Fiscal 2003 sales included $7.1 million in new sales in the premium channel as part of a co-branded promotion with a tire company and $8.0 million in first time sales of computer bags to a computer manufacturer and seller. Sales in the U.S. Retail division declined to $108.8 million in fiscal 2003 from $111.8 million in the prior year due to a comparable store sales decline of 1.1% from the same period in the prior year and a fewer average number of stores open during the fiscal 2003 year. During the fourth quarter of fiscal 2003, the Company acquired 22 retail stores from a national specialty luggage retailer for approximately $1.0 million, which did not include the cost of acquired inventory. As of January 31, 2003, there were 195 company-owned retail stores, including the 22 stores purchased in the fourth quarter of fiscal 2003, compared to 183 stores at January 31, 2002. The decline in sales of the Other Americas to $49.2 million in fiscal 2003 from $55.9 million in the prior year, or 12.0%, is due to lower sales from all of the Other Americas countries and a fiscal 2003 devaluation of the local currencies in Mexico and Latin America compared to the U.S. dollar. The steepest decline in sales came from Argentina due to the political and economic difficulties present in that country and a 70% devaluation of the Argentine peso relative to the U.S. dollar in fiscal 2003. Sales in Mexico and Latin America have been adversely affected by the weak economies in those regions. Fiscal 2003 sales from the Other Americas includes $6.4 million in sales from the Canadian molding operation, which was sold in the fourth quarter of fiscal 2003.

        Sales from Asian operations increased to $67.2 million in fiscal 2003 from $62.2 million in fiscal 2002, an increase of $5.0 million or 8.0%. All of the Asian operations, except for Singapore, had sales increases over the prior year. The decline in sales from Singapore is due to slower economic conditions in the country and the transfer of sales to the Company's Malaysia operations, which commenced in fiscal 2002. Previously, Singapore was the distributor to Malaysia. The most significant increase in revenues from Asian operations was in China with a $2.3 million, or 24% increase in revenues from the prior year, due primarily to economic growth in China and the success of new company-owned retail stores there.

        Royalty revenues from licensing operations declined to $19.2 million from $21.4 million between 2003 and 2002, a decrease of $2.2 million. Licensing revenues decreased because prior year revenues from non-luggage brands included $1.1 million due to the sale of McGregor trademark registrations, primarily in China, and a decrease in revenue from licensing on non-luggage brands.

        Gross Profit.    Consolidated gross profit for fiscal 2003 of $313.7 million increased from consolidated gross profit in fiscal 2002 of $292.7 million by $21.0 million. Consolidated gross margin as a percentage of sales increased by 2.4 percentage points, from 39.8% in fiscal 2002 to 42.2% in fiscal 2003. Excluding restructuring expenses of $3.3 million in fiscal 2003 and $5.5 million in fiscal 2002 included in cost of goods sold, gross profit margins were 42.6% in fiscal 2003 and 40.5% in fiscal 2002.

        Higher margins and gross profit in fiscal 2003 compared to fiscal 2002 are primarily due to (i) low margins in fiscal 2002 because of depressed sales following the terrorist attacks on September 11, 2001, which negatively affected margins and (ii) improvements in fiscal 2003 results from the effects of restructuring U.S. and European manufacturing operations. Increased raw material prices and the effect of foreign currency hedges for goods purchased with U.S. dollars in fiscal 2003 negatively impacted margins and partially offset the positive impact of restructuring savings and increased sales.

        Selling, General and Administrative Expense ("SG&A").    Consolidated SG&A of $240.1 million decreased from $249.9 million in fiscal 2002, a decrease of $9.8 million. The exchange rate difference caused European SG&A to increase in fiscal 2003 by $4.6 million over fiscal 2002. SG&A declined by $16.4 million (before the exchange rate difference) in the European and Americas operating segments due to lower variable selling, advertising, marketing and other general and administrative expenses due to cost control measures and fewer U.S. retail stores open in the U.S. compared to fiscal 2002. Asia's SG&A increased by $2.4 million from fiscal 2002 because of increased sales levels in fiscal 2003 and SG&A for licensing decreased by $0.4 million from fiscal 2002. These reductions were partially offset by higher incentive compensation expenses.

        Asset Impairment and Provision for Restructuring Operations.    In the first quarter of fiscal 2003, the Company implemented a plan adopted in the fourth quarter of fiscal 2002 to restructure its Mexico City operations. The Mexico City restructuring eliminated softside manufacturing in the Company's Mexico City facilities. The Company determined that it could more cost effectively import its softside luggage products from China. A restructuring provision of $2.0 million was recorded in the first quarter of fiscal 2003 in connection with the Mexico City restructuring, relating primarily to termination and severance costs for approximately 322 positions, which have been eliminated. In connection with these activities, the Company recorded a $0.5 million asset impairment to the carrying amount of machinery and equipment no longer used in production.

        During fiscal 2003, the Company recorded additional asset impairments totaling $0.4 million to the carrying amount of machinery and equipment in the U.S. Wholesale and European operations associated with the fiscal 2002 restructuring of those operations.

        In fiscal 2002, the Company recorded a restructuring provision of $3.6 million relating to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations. During the fourth quarter of fiscal 2003, the Company recorded a $0.6 million credit to the fiscal 2002 Denver restructuring reserve for severance costs that were lower than initially anticipated.

        In fiscal 2002, the Company also recorded a $2.9 million restructuring provision associated with the restructuring of softside manufacturing operations located in Nogales, Mexico. After the admission of China to the World Trade Organization, the Company determined it was more cost effective to purchase products previously manufactured in the Nogales, Mexico facility from Asian goods vendors. The restructuring included discontinuing softside production in Nogales and vacating a leased manufacturing building. The provision related to termination and severance costs for the elimination of approximately 534 positions in the Nogales manufacturing operations, and lease termination costs for the vacated manufacturing building. In connection with these activities, during the fourth quarter of fiscal 2002, the Company recorded a $1.9 million asset impairment to the carrying amount of machinery and equipment no longer used in production.

        In fiscal 2002, the Company also recorded a $5.0 million restructuring provision associated with the restructuring of the European operations which included the elimination or downsizing of underutilized manufacturing facilities and labor forces. The provision related primarily to termination and severance costs for the elimination of 233 positions in the Company's manufacturing operations in Henin Beaumont, France, Tres Cantos, Spain, Torhout, Belgium, and Saltrio, Italy. Manufacturing in France continued, although at a reduced level of output. The Torhout, Belgium manufacturing facility was sold subsequent to January 31, 2003. Manufacturing in Italy has been closed down and the existing leased facility continues to be used for other sales and distribution activity.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs declined to $48.0 million in fiscal 2003 from $49.0 million in fiscal 2002. The decline in interest expense is due primarily to lower interest rates on and lower average balances outstanding under the Company's senior credit facility. As of January 31, 2003, over 75% of the Company's debt was in fixed rate instruments. Interest expense includes $2.1 million in amortization of debt issuance costs in fiscal 2003 and 2002.

  Other Income (Expense)—Net.

        The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Year ended January 31,
	2003	2002
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts used to hedge results of European operations	$(4.8)	2.4
Gain (loss) on disposition of assets held for sale and fixed assets, net	(1.4)	0.6
Bank loan amendment fees and write-off of deferred financing costs and expenses	(3.1)	(1.8)
Foreign currency transaction losses	(2.8)	(1.0)
Pension income (costs)	(0.2)	0.7
Other, net	(2.2)	(0.9)

	$(14.5)	(0.0)

        Net gain (loss) from foreign currency forward delivery contracts used to hedge results of European operations changed to a loss in fiscal 2003 of $4.8 million from a gain of $2.4 million in fiscal 2002 due to the strengthening of the euro translation rates from hedged rates on contracts entered at the beginning of fiscal 2003.

        Gain (loss) on disposition of assets held for sale and fixed assets changed to a loss of $1.4 million in fiscal 2003 from a gain of $0.6 million in fiscal 2002 primarily because of a loss incurred on the sale of Canadian automotive parts molding operations.

        Bank loan amendment fees and write-off of deferred financing costs and expenses increased by $1.3 million in fiscal 2003 over fiscal 2002 because of the write-off of certain costs incurred to refinance the Company's senior credit facilities.

        Foreign currency transaction losses increased by $1.8 million in fiscal 2003 over fiscal 2002 due to weakening of Latin American currencies throughout fiscal 2003.

        Pension costs represent the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company's operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993. The increase in pension costs from income of $0.7 million to expense of $0.2 million is a result of the decline in equity markets in 2002 and the decrease in interest rates used to discount pension obligations. For a further discussion of pension plan expense, see Pension Plans under Critical Accounting Policies included elsewhere herein.

        Income Taxes.    Income tax expense decreased to $3.0 million in fiscal 2003 from $6.9 million in fiscal 2002, a decline of $3.9 million. The decline in income tax expense is due primarily to a $5.0 million credit to income tax expense in fiscal 2003. As a result of the completion of federal income tax audits in the U.S., the Company reduced U.S. federal and state accrued income taxes by $5.0 million in fiscal 2003 for excess accrued taxes related to prior years. This decline was partially offset by higher foreign income taxes for the European and Asian operations associated with higher taxable income from those operations. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2003 and 2002 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years, and (iii) the Company's forecasts of future taxable income taking into account the level of ongoing interest expense as a result of the 1998 recapitalization. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

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

        Net Loss to Common Stockholders.    This amount represents net loss after dividends payable and the accretion of the original issue discount on the Senior Redeemable Preferred Stock and is the amount used to calculate net loss per common share. The net loss to common stockholders decreased to $39.5 million from $71.1 million; the net loss per common share declined to $1.99 from $3.59 per share. The weighted average number of shares outstanding used to compute loss per share in fiscal years 2003 and 2002 was 19,862,661 and 19,809,121, respectively.

Liquidity and Capital Resources

        At January 31, 2004, the Company had worldwide cash of $29.5 million and working capital of $149.2 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company.

        The Company's primary sources of liquidity are its cash flow from operations and borrowing availability under its senior credit facility. During fiscal 2004, the Company's cash flow from operations was $28.0 million compared to $21.6 million in fiscal 2003. During fiscal 2004, the Company's cash flow from operations together with amounts available under its credit facilities was sufficient to fund fiscal 2004 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

        As discussed under "Overview", the Company completed a recapitalization transaction as of July 31, 2003 which resulted in the repayment of its existing senior credit facility and entering into a new senior credit facility for up to a maximum borrowing base of $35 million for the Company and 22 million euros for its European subsidiary. The borrowing base under the U.S. facility is generally calculated as a percentage of the Company's U.S. inventory and receivables increased by an agreed upon value for real estate and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, deprecation and amortization. At January 31, 2004, these borrowing base calculations resulted in $32 million available for borrowing in the U.S. and 22 million euros available for borrowing by the European subsidiary. At January 31, 2004, the Company had $5.5 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $26.5 million. At January 31, 2004, no amounts were outstanding under the European portion of the facility.

        The Company's long-term debt structure includes $322.9 million of 10 3/4% senior subordinated notes which are due in June 2008. Annual cash interest on these notes totals approximately $34.7 million and is due in semiannual installments of approximately $17.4 million each at June 15 and December 15. Assuming the current interest rate environment remains favorable, the Company will consider refinancing these notes in fiscal 2005. The notes are rated Caa1 by Moody's Investors Service; such ratings affect the terms under which the Company may be able to refinance the notes.

        The Company's results of operations and cash flow are particularly sensitive to any events which affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats such as SARS, or any other event which reduces or restricts travel. Any event which would have the effect of depressing results of operations or cash flows could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

Off-Balance Sheet Financing and Other Matters

        The Company's most significant off-balance sheet financing arrangements as of January 31, 2004 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

        In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 2004, approximately $14.3 million of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the banks. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts. The Company's lenders have issued letters of credit in the U.S. totaling $5.5 million and documentary letters of credit in Europe totaling $1.8 million as of January 31, 2004. The Company has issued other guaranties totaling $2.1 million to meet operational requirements.

        The following summarizes the Company's contractual cash obligations under long-term debt and capital lease obligations, operating lease agreements and purchase commitments and other long-term liabilities as of January 31, 2004:

	Payments due by period
	2005	2006-2007	2008-2009	Beyond	Total
	(In thousands)
Long-term debt and capital lease obligations	$1,682	2,628	323,110	147	327,567
Operating leases	23,252	28,509	13,240	4,391	69,392
Purchase commitments and other long term liabilities	21,444	3,000	2,250	—	26,694

Total contractual cash obligations	$46,378	34,137	338,600	4,538	423,653

        The Company may be required to make cash contributions into its U.S. pension plan in future periods depending on stock market and interest rate conditions. Such obligations have not been included in the above table. Based on current market and interest rate conditions and expected future returns on assets, the Company believes it may not be required to make a contribution to the plan until fiscal 2009. The Company prepared this estimate based on what it believes are reasonable assumptions related to expected future rates of return on pension assets and interest rates. Actual cash contributions required to be made to the U.S. pension plan could vary significantly from these estimates based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable.

The total of purchase commitments and other long-term liabilities in the table above includes individual obligations over $50,000.

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

Asset Impairment and Provision for Restructuring Operations

        The Company provides for restructuring activities and impairment of long-lived assets in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company's provisions for such items has historically been adequate; however, such provisions involve significant estimates of certain liabilities and of the market value of assets to be disposed of which can be affected by future events and market conditions.

Intangibles Not Being Amortized

        Upon the adoption of SFAS 142, "Goodwill and Other Intangible Assets," on February 1, 2002, the Company discontinued amortization of intangibles with an indefinite life consisting of the unamortized cost of goodwill of $3.3 million and the unamortized cost of the Samsonite and American Tourister tradenames of $84.1 million. SFAS 142 requires that intangibles not subject to amortization be tested annually, or more frequently as events and circumstances dictate, by comparing the fair value of the asset to its carrying amount. The Company has estimated the fair market value of unamortized goodwill and the Samsonite and American Tourister tradenames using internally developed estimates of fair market value and believes no impairment of the unamortized carrying amount has occurred as of January 31, 2004. Such estimation of the fair market value of intangibles involves significant assumptions, which may be affected by future events and market conditions.

Pension Plans

        The Company has a qualified defined benefit plan which covers most of its U.S. employees and a nonqualified defined benefit plan which covers certain highly compensated executives. The Company records pension expense and income in accordance with SFAS 87, "Employers' Accounting for Pensions." The Company had credits to the results of operations from pension income of $0.2 million, $5.9 million and $6.1 million for the fiscal years ended January 31, 2004, 2003 and 2002, respectively. Inherent in pension valuations are several important assumptions, including discount rates and expected return on assets, which are updated at the beginning of each plan year based on current market conditions. Significant changes in pension credits or expense may occur in the future due to changes in assumptions caused by changing market conditions.

        The key assumptions used in developing the pension credit of $0.2 million related to these plans in fiscal 2004 were a 6.75% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. In the prior fiscal year 2003, assumptions used were a 7.00% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. The pension credit related to the Plans decreased to $0.2 million in fiscal 2004 from $5.9 million in fiscal 2003. Pension expense related to these plans is expected to be approximately $2.6 million in fiscal 2005. The decrease in the pension credit is a result of a decrease in plan assets caused by market conditions in fiscal 2002 and a sharp decrease in the amount of unrecognized gains being amortized.

        In selecting the discount rate of 6.75%, various high quality bond indices including Moody's Aa rates were considered. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate would have increased or decreased the fiscal 2004 pre-tax loss by approximately $0.7 million.

        The Plans' investment allocations are targeted at approximately 65% large capitalization stocks and 35% large capitalization corporate bonds. The Company considered the historical returns and future expectations for returns for each of these asset classes and the target allocation of the portfolio to develop the expected long-term rate of return assumption of 8.25%. Holding all other assumptions constant, a one-half percent increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2004 pre-tax loss by $0.9 million. The asset allocation and related assumed expected rate of return used in fiscal 2005 is not expected to be significantly different from fiscal 2004.

        The Company's actuaries calculate the Plans' obligations at the end of each plan year (December 31) and such measurement date valuation is used to record pension obligations in the Company's fiscal year-end financial statements in accordance with SFAS 87. At the measurement date, the estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the "ABO", exceeded the fair value of the Plans' assets at December 31, 2003. This was due primarily to negative returns on the pension investments as a result of the decline in equity markets during 2002 and a decline in the discount rate used to estimate the pension liability because of lower U.S. interest rates. As a result, at January 31, 2003, the Company was required to record a $33.7 million minimum liability for the excess of ABO over the fair value of plan assets, a deferred asset of $2.4 million for the amount of such liability which represents prior service cost, and a charge to stockholders' equity (Other Comprehensive Income (Loss)) for the difference of $31.3 million. As a result of the actuarial valuation for fiscal 2004, the Other Comprehensive Loss was reduced by $7.0 million at January 31, 2004. Future market conditions and interest rates significantly impact future assets and liabilities of the pension plan, and similar charges or credits to stockholders' equity may be required in the future upon measurement of plan obligations at the end of each plan year.

        The Company's funding policy is generally to make any contributions required by ERISA. In fiscal 2004, the Company made a $5.0 million contribution to the plan in accordance with a credit maintenance agreement entered into with the PBGC in connection with the July 31, 2003 recapitalization. This agreement requires that the Company must make contributions to the plan sufficient to insure that certain ERISA defined credit balances do not fall below certain levels at the end of each plan year. This agreement expires April 30, 2006. In fiscal years 2003 and 2002, the Company made contributions of $1.2 million and $2.5 million, respectively, to the plan. Based on current stock market conditions and interest rate environment, the Company does not believe it will be required to make a contribution to the plan in fiscal 2005.

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

Foreign Exchange Contracts

        The Company enters into forward foreign exchange and option contracts to reduce its economic exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations), inter-company royalty payments from foreign subsidiaries, and certain third party royalty payments receivable in Japanese yen. Several of the Company's foreign subsidiaries enter into forward exchange contracts to reduce economic exposure to purchases of goods from the Far East payable in U.S. dollars and certain other contracts to reduce its economic exposure to receipts payable in currencies other than home country functional currencies.

        Contracts entered into to reduce the Company's exposure to translated earnings of foreign subsidiaries and inter-company royalties are marked to market at the end of each month and gains or losses are included in Other Income (Expense)—Net. Gains or losses on foreign exchange contracts entered into to reduce the Company's exposure to third party royalty payments, product purchases, and receipts are included in income or loss as the underlying hedged transactions are completed.

        At January 31, 2004, the Company and its subsidiaries had forward foreign exchange contracts outstanding having a total contract amount of approximately $104.8 million with a weighted average maturity of 239 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the year ended January 31, 2004 would be approximately $8.9 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

Interest Rates

        At January 31, 2004, the Company had approximately $326.6 million of fixed rate long-term debt (including current maturities.) The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt (including current portion) at January 31, 2004 was $341.2 million, which was more than the carrying value by $14.6 million. Fair values were determined primarily from quoted market rates since almost all the fixed rate long-term debt at January 31, 2004 consists of the Company's outstanding publicly traded subordinated notes. A 1% decrease from prevailing interest rates at January 31, 2004, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $12.0 million. The 1% proportionate increase in interest rates is used to show the relative impact to a change in interest rates. Actual interest rates could change significantly more than 1%.

        At January 31, 2004, the Company had no outstanding interest rate swap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Consolidated Financial Statements and Schedule appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.

        The Company's Co-Chief Executive Officers and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(e) and 15d-14(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Control.

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from the 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from the 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)
1.     Financial Statements:

    See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

  2.
  Financial Statement Schedule:

    See Index to Consolidated Financial Statements and Schedule on page F-1 hereof.

  3.
  Exhibits:

    See Index to Exhibits on pages E-1 through E-3 hereof.

(b)
Reports on Form 8-K.

    Form 8-K dated December 9, 2003 Item 12. Results of Operations and Financial Condition

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION
By:	/s/ MARCELLO BOTTOLI Co-President and Co-Chief Executive Officer
Date:	April 13, 2004
By:	/s/ LUC VAN NEVEL Co-President and Co-Chief Executive Officer
Date:	April 13, 2004

        Each person whose signature appears below constitutes and appoints Marcello Bottoli and Richard H. Wiley, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2004, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD H. WILEY Richard H. Wiley	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	April 6, 2004
/s/ MARCELLO BOTTOLI Marcello Bottoli	Co-President and Co-Chief Executive Officer	April 13, 2004
/s/ LUC VAN NEVEL Luc Van Nevel	Co-President and Co-Chief Executive Officer	April 13, 2004
/s/ MICHAEL M. LYNTON Michael M. Lynton	Director	April 15, 2004
/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director	April 8, 2004
/s/ FERDINANDO GRIMALDI QUARTIERI Ferdinando Grimaldi Quartieri	Director	April 16, 2004
/s/ ANTONY P. RESSLER Antony P. Ressler	Director	April 22, 2004
/s/ LEE SIENNA Lee Sienna	Director	April 8, 2004
/s/ JOHAN TACK Johan Tack	Director	April 13, 2004
/s/ DONALD L. TRIGGS Donald L. Triggs	Director	April 12, 2004
/s/ RICHARD T. WARNER Richard T. Warner	Director	April 6, 2004
/s/ REED N. WILCOX Reed N. Wilcox	Director	April 12, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Samsonite Corporation:

        We have audited the consolidated financial statements of Samsonite Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in notes 6 and 15 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective February 1, 2002, and Statement of Financial Accounting Standards No. 145, effective February 1, 2003.

                      KPMG LLP

Denver, Colorado
March 22, 2004

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2004 and 2003
(In thousands)

	January 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$29,524	22,705
Trade receivables, net of allowances for doubtful accounts of $7,809 and $7,205 (Note 9)	76,246	73,558
Notes and other receivables, net	14,471	11,703
Inventories (Notes 4 and 9)	132,376	138,150
Deferred income tax assets (Note 11)	1,471	1,596
Prepaid expenses and other current assets	21,616	20,871

Total current assets	275,704	268,583
Property, plant and equipment, net (Notes 3, 5 and 9)	114,471	112,895
Intangible assets, less accumulated amortization of $65,304 and $62,424 (Notes 6 and 9)	98,589	101,294
Other assets and long-term receivables, net of allowance for doubtful accounts of $521 and $788 (Note 7)	13,124	10,892

	$501,888	493,664

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt (Note 8)	$6,110	9,413
Current installments of long-term obligations (Notes 2 and 9)	1,682	61,248
Accounts payable	52,976	52,732
Accrued interest expense	4,422	6,171
Accrued compensation and employee benefits	22,486	25,016
Other accrued expenses	38,786	39,531

Total current liabilities	126,462	194,111
Long-term obligations, less current installments (Notes 2, 9 and 13)	325,885	361,907
Deferred income tax liabilities (Note 11)	11,039	11,420
Other non-current liabilities (Note 12)	49,202	60,260

Total liabilities	512,588	627,698

Minority interests in consolidated subsidiaries	12,132	10,341
Senior redeemable preferred stock (aggregate liquidation preference of $0 and $327,927, net of discount and issuance costs of $0 and $7,604) (Note 2)	—	320,323
Stockholders' equity (deficit) (Notes 2, 9 and 10):
Preferred stock	166,498	—
Common stock	2,352	304
Additional paid-in capital	768,433	490,310
Accumulated deficit	(507,975)	(480,475)
Accumulated other comprehensive loss	(32,140)	(54,837)

	397,168	(44,698)
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' equity (deficit)	(22,832)	(464,698)

Commitments and contingencies (Notes 1, 2, 9, 10, 11, 12 and 14)
	$501,888	493,664

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended January 31,
	2004	2003	2002
Net sales	$769,315	744,035	736,274
Cost of goods sold	426,509	430,361	443,591

Gross profit	342,806	313,674	292,683
Selling, general and administrative expenses	265,710	240,060	249,893
Amortization and impairment of intangible assets (Note 3)	2,578	1,397	8,036
Asset impairment charge (Note 3)	2,658	889	1,933
Provision for restructuring operations (Note 3)	1,768	1,571	11,617

Operating income	70,092	69,757	21,204
Other income (expense):
Interest income	396	653	875
Interest expense and amortization of debt issue costs and premium	(43,528)	(48,007)	(48,974)
Other income (expense)—net (Note 15)	(10,426)	(14,465)	33

Income (loss) before income taxes and minority interest	16,534	7,938	(26,862)
Income tax expense (Note 11)	(10,431)	(2,985)	(6,886)
Minority interest in earnings of subsidiaries	(2,548)	(1,659)	194

Net income (loss)	3,555	3,294	(33,554)
Preferred stock dividends and accretion of senior redeemable preferred stock discount (Note 2)	(31,055)	(42,837)	(37,505)

Net loss to common stockholders	$(27,500)	(39,543)	(71,059)

Weighted average common shares outstanding—basic and diluted	122,842	19,863	19,809

Income (loss) per common share—basic and diluted	$(0.22)	(1.99)	(3.59)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

	Preferred stock(1)	Common stock(2)	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Comprehensive loss	Treasury stock
Balance, January 31, 2001	$—	303	490,127	(369,873)	(25,902)		(420,000)
Net loss	—	—	—	(33,554)	—	(33,554)
Cumulative effect of accounting change (net of income tax effect of $31)	—	—	—	—	(18)	(18)	—
Net unrealized gain on cash flow hedges (Net of income tax effect of $271)	—	—	—	—	617	617	—
Reclassification of net gains to net income (net of income tax effect of $489)	—	—	—	—	(1,304)	(1,304)	—
Foreign currency translation adjustment	—	—	—	—	(4,446)	(4,446)	—

Comprehensive loss						$(38,705)

Issuance of 69,700 shares to directors for services	—	—	156	—	—		—
Senior Redeemable Preferred Stock dividends and accretion of Senior Redeemable Preferred Stock discount (Note 2)	—	—	—	(37,505)	—		—

Balance, January 31, 2002	—	303	490,283	(440,932)	(31,053)		(420,000)

Net income	—	—	—	3,294	—	3,294	—
Net unrealized gain (loss) on cash flow hedges (net of income tax effect of $558)	—	—	—	—	(1,484)	(1,484)	—
Reclassification of net losses (gains) to net income (net of income tax effect of $363)	—	—	—	—	1,460	1,460	—
Foreign currency translation adjustment	—	—	—	—	7,569	7,569	—
Minimum pension liability adjustment (Note 12)	—	—	—	—	(31,329)	(31,329)	—

Comprehensive loss	—	—	—	—	—	$(20,490)	—

Issuance of 21,160 shares to directors for services	—	1	27	—	—		—
Senior Redeemable Preferred Stock Dividends and accretion of Senior Redeemable Preferred Stock discount (Note 2)	—	—	—	(42,837)	—		—

Balance, January 31, 2003	—	304	490,310	(480,475)	(54,837)		(420,000)

Net income	—	—	—	3,555	—	3,555	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $2,423)	—	—	—	—	(4,331)	(4,331)	—
Reclassification of net losses to net income (net of income tax effect of $2,258)	—	—	—	—	3,991	3,991	—
Foreign currency translation adjustment	—	—	—	—	16,033	16,033	—
Minimum pension liability adjustment (Note 12)	—	—	—	—	7,004	7,004	—

Comprehensive income	—	—	—	—		$26,252	—

Issuance of 106,000 shares of 8% convertible preferred stock (Note 2)	106,000	—	—	—	—		—
Conversion of 13 7/8% senior redeemable preferred stock to 53,982 shares of 8% convertible preferred stock and 204,839,751 shares of common stock and warrants to purchase 15.5 million shares of common stock (Note 2)	53,982	2,048	288,832	—	—		—
Issuance costs associated with issuance of 8% convertible preferred stock and conversion of 13 7/8% senior redeemable preferred stock (Note 2)	—	—	(10,709)	—	—		—
Preferred stock dividends and accretion of preferred stock discount (Note 2)	6,516	—	—	(31,055)	—		—

Balance, January 31, 2004	$166,498	2,352	768,433	(507,975)	(32,140)		(420,000)

(1)
$.01 par value; 2,000,000 shares authorized; 159,982, 281,131 and 281,131 Senior Redeemable Preferred shares issued and outstanding at January 31, 2004, 2003 and 2002, respectively.

(2)
$.01 par value; 1,000,000,000 shares authorized; 235,205,324, 30,365,573 and 30,344,413 shares issued at January 31, 2004, 2003 and 2002, respectively and 224,705,324, 19,865,573 and 19,844,413 outstanding at January 31, 2004, 2003 and 2002, respectively.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended January 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,555	3,294	(33,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-operating loss (gain) items:
Gain on extinguishment of debt	—	—	(1,044)
Loss (gain) on disposition of assets held for sale and fixed assets, net	107	1,396	(633)
Depreciation and amortization of property, plant and equipment	17,948	18,362	19,575
Amortization and write-off of debt issue costs and premium	3,110	3,209	2,041
Amortization and impairment of intangible assets	2,578	1,397	8,036
Deferred income tax benefit	(2,039)	(780)	(1,304)
Pension plan (gains) losses, net	398	(4,499)	(5,048)
Asset impairment charge	2,658	889	1,933
Provision for doubtful accounts	723	1,362	1,494
Provision for restructuring operations	1,768	1,571	11,617
Changes in operating assets and liabilities:
Trade and other receivables	1,199	(17,458)	21,071
Inventories	16,745	18,052	12,152
Other current assets	1,112	(3,289)	(3,312)
Accounts payable and accrued liabilities	(17,939)	(855)	(20,819)
Contribution to U.S. defined benefit pension plan	(5,000)	(1,209)	(2,517)
Other—net	1,060	140	3,060

Net cash provided by operating activities	27,983	21,582	12,748

Cash flows provided by (used in) investing activities:
Proceeds from sale of property and equipment and other assets	3,823	1,242	4,202
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(10,998)	(10,433)	(11,672)
By less than 100% owned subsidiaries	(1,839)	(950)	(902)
Other	—	(442)	(656)

Net cash used in investing activities	(9,014)	(10,583)	(9,028)

Cash flows provided by (used in) financing activities:
Net borrowings (payments) of senior credit facility	(95,918)	(52,500)	53,698
Proceeds from issuance of convertible preferred stock	106,000	—	—
Issuance costs of convertible preferred stock and new senior credit facility	(14,383)	—	—
Proceeds from long-term obligations—other	—	839	5,564
Payments of long-term obligations—other	(3,863)	(3,687)	(9,578)
Proceeds from (payments of) short-term debt—net	(3,859)	(3,232)	59
Other, net	600	36	(1,433)

Net cash provided by (used in) financing activities	(11,423)	(58,544)	48,310

Effect of exchange rate changes on cash and cash equivalents	(727)	860	(1,400)

Net increase (decrease) in cash and cash equivalents	6,819	(46,685)	50,630
Cash and cash equivalents, beginning of year	22,705	69,390	18,760

Cash and cash equivalents, end of year	$29,524	22,705	69,390

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$42,157	46,519	46,262

Cash paid during the year for income taxes, net	$12,377	8,083	10,742

Non-cash transactions:
Non-cash transactions are described in Notes 1, 3, 6, 10, 11 and 12.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004 and 2003
Dollars in Thousands

(1)   Summary of Significant Accounting Policies

        (a) General Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and related consumer products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showroom and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other products through its Company-owned stores. In addition, the Company licenses or distributes designer clothing and footwear in Europe, Asia and the United States.

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

        (c) Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

        (d) Cash Equivalents and Restricted Cash

        The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of January 31, 2004, the Company has no restricted cash. As of January 31, 2003, the Company had $2,600 of cash which was restricted and not available for general operating use because it was subject to an account control agreement in order to secure an outstanding line of credit.

        (e) Accounts Receivable and Related Allowances

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company's accounts receivable are net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of potential credit losses. The allowance for doubtful accounts is reviewed by management and is adjusted for factors surrounding the credit risk of specific customers, historical trends and macroeconomic considerations. The Company provides allowances against receivables from specific customers in addition to a general allowance for amounts related to potential unidentified losses. Returns and customer allowances are adjusted for estimates by management based upon an assessment of historical trends, relevant product life cycles, information from customers, and specific promotional activities related to current sales activity. In the event that actual losses differ from the Company's estimates, or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

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

        Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 50 years
Machinery, equipment and other	4 to 13 years
Computer software	3 to 10 years

        (i) Intangible Assets

        Intangible assets consist of tradenames, licenses, patents and other intangibles and are amortized on a straight-line basis over their estimated useful lives which are primarily as follows:

Licenses	10 years
Patents, trademarks and other	4 to 18 years
Leasehold rights	5 to 48 years

        The Company accounts for these intangible assets at the lower of amortized cost or fair value. On an ongoing basis, the Company reviews the valuation and amortization of intangible assets, taking into consideration any events or circumstances which may have diminished the recorded value. Goodwill and tradenames which are considered to have an indefinite life are not amortized; however, such assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

        (j) Debt Issuance Costs

        Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized over the term of the related debt obligation.

        (k) Per Share Data

        The Company computes earnings (loss) per share in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the disclosure of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding increased for potentially dilutive common shares outstanding during the period. The dilutive effect of stock options, warrants, and their equivalents is calculated using the treasury stock method. The dilutive effect of convertible preferred stock is calculated using the if-converted method.

        Net loss per common share for the years ended January 31, 2004, 2003 and 2002 is computed based on a weighted average number of shares of common stock outstanding during the period of 122,842,078, 19,862,661 and 19,809,121, respectively. Basic earnings per common share and earnings per common share-assuming dilution are the same for the years ended January 31, 2004, 2003 and 2002 because the net loss to common shareholders from operations causes common stock equivalents to be antidilutive and the convertible preferred stock is antidilutive applying the if-converted method.

        Antidilutive common stock equivalents at January 31, 2004 include: options to purchase 1,738,300, 1,824,952 and 2,170,010 shares of common stock at January 31, 2004, 2003 and 2002, respectively; outstanding warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share at January 31, 2004; and warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share at January 31, 2004, 2003 and 2002.

        (l) Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138 and SFAS 149. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

        The Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133 or under SFAS 52; therefore, the Company records these instruments at fair market value and recognizes realized and unrealized gains and losses in Other Income (Expense)—Net.

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At January 31, 2004, cash flow hedges for forecasted foreign currency transactions extend until January 2005. The estimated amount of net losses from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $1,069. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature.

        (m) Foreign Currency Translation, Exchange Risk and Financial Instruments

        The accounts of the Company's foreign subsidiaries and affiliates are measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in Other Income (Expense)—Net.

        With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company's customer base and geographic areas covered by the Company's operations. In certain European countries, the Company receives negotiable trade acceptances as payment for goods with maturities from 60 to 90 days from the date of issuance. These instruments are generally discounted to banks with recourse. At January 31, 2004, approximately $14,300 of such instruments had been discounted and, by the terms of their maturity dates, were uncollected by the banks. Any probable bad debt losses for trade receivables or acceptances have been reserved for in the allowance for doubtful accounts.

        (n) Accounting for Long-lived Assets

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

        (o) Revenue Recognition

        Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for markdown allowances, returns and discounts at the time product sales are recognized. Revenues from retail sales are recognized at the point-of-sale to consumers.

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $22,041, $19,218 and $21,362, for the years ended January 31, 2004, 2003 and 2002, respectively.

        (p) Stock Based Compensation

        Through January 31, 2004, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS") the Company applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No compensation expense related to employee stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Years ended January 31,
	2003	2002
Net loss to common stockholders:
As reported	$(39,543)	(71,059)

Pro forma	$(38,475)	(69,275)

Net loss to common stockholders per share—basic and assuming dilution:
As reported	$(1.99)	(3.59)

Pro forma	$(1.94)	(3.50)

        Due to a change in the expected forfeiture rate of stock options, the Company reflected credits in its pro forma compensation expense using the fair value method under SFAS 123 for the years ended January 31, 2003 and 2002. In fiscal 2003, the Company adjusted the expected forfeiture rate for all outstanding options to 100%; therefore, there is no pro forma effect on earnings for fiscal 2004.

        There were no option grants in fiscal 2004 or 2003. The fair value of each option grant in 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the year ended January 31, 2002: no dividend yield; volatility of 44%; weighted-average risk-free interest rate of 4.3%; and weighted average expected life of 4.3 years.

        (q) Advertising Expense

        Costs for producing media advertising are deferred until the related advertising appears in print or television media, at which time such costs are expensed. Other advertising costs are expensed as incurred. Cooperative advertising costs associated with customer support programs are accrued when the related revenues are recognized. Advertising expense was approximately $37,000, $34,200 and $38,100 during the years ended January 31, 2004, 2003 and 2002, respectively.

        (r) Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2004 presentation.

(2)   Recapitalization

        On July 31, 2003, the Company closed a recapitalization transaction, which reduced the Company's indebtedness and eliminated the Company's then existing senior redeemable preferred stock. As part of the recapitalization, new investors purchased at par for cash 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% and a liquidation preference of $106,000. Additionally, the Company's then existing bank credit facility was replaced with a new $60,000 revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. As part of the recapitalization, all of the 281,131 outstanding shares of 13 7/8% senior redeemable preferred stock, which had an aggregate liquidation preference of $352,000 on July 31, 2003, were converted into 53,982 shares of new convertible preferred stock with an aggregate liquidation preference of approximately $54,000, approximately 204.8 million shares of common stock and warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share expiring on July 31, 2013. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility, to pay fees and expenses incurred in connection with the recapitalization and to make a $5,000 contribution to its U.S. defined benefit pension plan.

        The dividend rate of the new convertible preferred stock may increase or decline on or after July 31, 2008 under certain circumstances. The new convertible preferred stock votes with the common stock on an as-converted basis on all matters submitted to a vote of common stockholders.

(3)   Asset Impairment and Provision for Restructuring Operations

  Fiscal 2004

        In the fourth quarter of fiscal 2004, the Company decided to close its Nogales, Mexico hardside manufacturing plant and to begin sourcing hardside products for North America from its hardside plant in India. In connection with this plant closing, the Company recorded an impairment charge for Nogales manufacturing assets of $2,658 and a restructuring provision of $1,768 related to statutory severance costs for approximately 140 positions which will be eliminated. The balance of the restructuring accrual at January 31, 2004 is $1,768 which is recorded in the U.S. Wholesale segment.

  Fiscal 2003

        In the first quarter of fiscal 2003, the Company implemented a plan adopted in the fourth quarter of fiscal 2002 to restructure its Mexico City operations. The Mexico City restructuring plan provides for the elimination of softside manufacturing in the Company's Mexico City facility. The Company had determined that it can more cost effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2,000 was recorded in the first quarter of fiscal 2003 in connection with the Mexico City restructuring, relating primarily to termination and statutory severance costs for approximately 322 positions, which have been eliminated. In connection with these activities, the Company recorded a $500 asset impairment to the carrying amount of machinery and equipment, which were no longer used in production in Mexico City. This restructuring has been completed and no restructuring accruals remain at January 31, 2004.

  Fiscal 2002

        In fiscal 2002, the Company recorded a restructuring provision of $3,607 relating to the discontinuation of manufacturing operations in Denver, Colorado. The provision relates to termination and severance costs for approximately 340 affected employees at the Denver manufacturing operations. As of January 31, 2003, this restructuring was substantially complete.

        During the fourth quarter of fiscal 2002, the Company also recorded a $2,911 restructuring provision associated with the restructuring of softside manufacturing operations located in Nogales, Mexico. After the admission of China to the World Trade Organization, the Company determined it was more cost effective to purchase products previously manufactured in the Nogales, Mexico facility from Asian goods vendors. The restructuring includes discontinuing softside production in Nogales and vacating the leased manufacturing building. The provision relates to termination and severance costs for the elimination of approximately 534 positions in the Company's manufacturing operations in Nogales, and building lease termination costs for the softside plant in Nogales. In connection with these activities, during the fourth quarter of fiscal 2002, the Company recorded a $1,900 asset impairment to the carrying amount of machinery and equipment, which will no longer be used in production at the Nogales manufacturing facility. During fiscal 2003, the Company recorded a $621 credit to the fiscal 2002 Nogales restructuring provision because severance costs for the restructuring were lower than initially anticipated. As of January 31, 2003, the Nogales restructuring was substantially complete.

        Additionally, during the fourth quarter of fiscal 2002, the Company recorded a $5,006 restructuring provision associated with the restructuring of European operations, which includes the elimination or downsizing of underutilized hardside suitcase manufacturing facilities and labor forces. The provision relates primarily to termination and severance costs for the elimination of 233 positions in the Company's manufacturing operations in Henin Beaumont, France, Tres Cantos, Spain, Torhout, Belgium, and Saltrio, Italy. Manufacturing in France will continue, although at a reduced level of output. The Torhout, Belgium manufacturing facility was sold subsequent to January 31, 2003. Manufacturing in Italy has been closed down and the existing leased facility continues to be used for other sales and distribution activity. Through January 31, 2004, approximately $5,279 has been incurred for this restructuring.

        The following is a summary of restructuring accruals by segment for the three years ended January 31, 2004:

	Balance at Beginning of Year	Additions (Reversals)	Payments	Exchange Rate and Other	Balance at End of Year
Year ended January 31, 2004
U.S. Wholesale
Nogales, Mexico manufacturing restructuring
Severance and other	$—	1,768	—	—	1,768
Europe
Manufacturing restructuring
Severance and other	577	—	(612)	60	25
Other Americas
Mexico City, Mexico manufacturing restructuring
Severance and other	191	—	(186)	(5)	—

	$768	1,768	(798)	55	1,793

Year ended January 31, 2003
U.S. Wholesale
Nogales, Mexico and Denver, Colorado
Manufacturing restructuring
Severance and other	$1,654	(197)	(1,457)	—	—
Lease termination	1,591	(424)	(1,167)	—	—
Europe
Manufacturing restructuring
Severance and other	4,460	273	(4,188)	32	577
Other Americas
Mexico City, Mexico manufacturing restructuring
Severance and other	—	1,992	(1,748)	(53)	191
U.S. Retail
Lease terminations	218	(73)	(145)	—	—

	$7,923	1,571	(8,705)	(21)	768

Year ended January 31, 2002
U.S. Wholesale
Nogales, Mexico and Denver, Colorado
Manufacturing restructuring
Severance and other	$193	4,927	(3,466)	—	1,654
Lease termination	—	1,591	—	—	1,591
Europe
Manufacturing restructuring
Severance and other	—	5,006	(518)	(28)	4,460
U.S. Retail
Lease terminations	748	93	(623)	—	218

	$941	11,617	(4,607)	(28)	7,923

(4)   Inventories

        Inventories consisted of the following:

	January 31,
	2004	2003
Raw materials and supplies	$20,281	21,431
Work in process	4,208	4,653
Finished goods	107,887	112,066

	$132,376	138,150

(5)   Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	January 31,
	2004	2003
Land	$11,603	11,484
Buildings	82,744	76,408
Machinery, equipment and other	137,949	125,783
Computer software	12,895	12,579

	245,191	226,254
Less accumulated depreciation and amortization	(130,720)	(113,359)

	$114,471	112,895

        Property, plant and equipment includes property and equipment under capital leases as follows:

	January 31,
	2004	2003
Buildings	$5,369	4,482
Machinery, equipment and other	873	3,170

	6,242	7,652
Less accumulated amortization	(2,616)	(3,907)

	$3,626	3,745

(6)   Intangible Assets

        Intangible assets at January 31, 2004 and 2003 consisted of the following:

	2004			2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$26,669	(26,669)	—	26,636	(26,636)	—
Patents, trademarks and other	19,368	(11,422)	7,946	19,537	(9,265)	10,272
Leasehold rights	2,319	(1,264)	1,055	1,829	(656)	1,173
Unamortized prior service cost	2,138	—	2,138	2,402	—	2,402

	$50,494	(39,355)	11,139	50,404	(36,557)	13,847

Intangibles not subject to amortization
Tradenames	$106,998	(22,855)	84,143	106,999	(22,855)	84,144
Goodwill	6,401	(3,094)	3,307	6,315	(3,012)	3,303

	$113,399	(25,949)	87,450	113,314	(25,867)	87,447

Total	$163,893	(65,304)	98,589	163,718	(62,424)	101,294

        Effective February 1, 2002, the Company adopted SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS 142 goodwill and certain intangibles which have an indefinite life are no longer amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Net loss and net loss per share for the year ended January 31, 2002 adjusted to exclude amortization expense for goodwill and intangibles no longer amortized under SFAS 142, are as follows:

Year ended January 31, 2002
Reported net loss to common stockholders	$(71,059)
Amortization of goodwill and other intangibles	3,418

Adjusted net loss to common stockholders	$(67,641)

Basic and diluted earnings per common share:
Reported net loss to common shareholders	$(3.59)
Amortization of goodwill and other intangibles	.17

Adjusted net loss to common stockholders	$(3.42)

        During fiscal 2004, the Company recorded a decrease in intangible assets of $264 in connection with an adjustment of the Company's minimum pension liability (see Note 12). During the fourth quarter of 2004, the Company recorded an impairment charge of $1,285 to write-down the cost of certain apparel licenses in the Other Operations segment to fair market value because of a decline in revenues related to certain tradenames. The Company evaluated the licenses based on estimated future revenues. During the fourth quarter of fiscal 2002, the Company wrote off the remaining unamortized balance of goodwill recorded in connection with the acquisition of two distributorships in Argentina and Uruguay and the eight-store retail chain in Argentina totaling $3,345. Due to the political unrest and severe economic decline in Argentina, it was determined that the entire unamortized balance of goodwill recorded for the Argentina and Uruguay acquisitions had been permanently impaired. The

Company's other remaining intangible assets are subject to amortization. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company's intangible assets.

        Amortization expense (not including impairment provisions) for intangible assets for the years ended January 31, 2004, 2003 and 2002 is $1,293, $1,397 and $4,691, respectively. Future amortization expense for the net carrying amount of intangible assets at January 31, 2004 is estimated to be $2,337 in fiscal 2005, $2,292 in fiscal 2006, $2,064 in fiscal 2007, $1,945 in fiscal 2008, $48 in fiscal 2009 and $315 beyond 2009.

(7)   Other Assets and Long-term Receivables

        Other assets and long-term receivables consist of the following:

	Year ended January 31,
	2004	2003
Deferred bank and bond financing costs	$8,884	6,874
Deposits	2,903	2,318
Long-term receivables	1,408	1,891
Other	450	597

	13,645	11,680
Allowance for uncollectible accounts	(521)	(788)

	$13,124	10,892

(8)   Short-term Debt

        As of January 31, 2004 and 2003, the Company had $6,110 and $9,413, respectively, of short-term debt outstanding under unsecured foreign lines of credit. As of January 31, 2004, the weighted average interest rate on foreign short-term borrowings was 12%. Certain foreign subsidiaries had unused available lines of credit for working capital, discounting trade acceptances and issuing bank guaranties of approximately $45,800 as of January 31, 2004. The terms of the Company's senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such foreign credit facilities.

(9)   Long-term Obligations

        Long-term obligations represent long-term debt and capital lease obligations as follows:

	January 31,
	2004	2003
Senior Credit Facility(a)	$—	92,453
Senior Subordinated Notes(b)	322,861	322,861
Other obligations(c)	3,258	6,277
Capital lease obligations(d)	916	1,032
Series B Notes(e)	532	532

	327,567	423,155
Less current installments	(1,682)	(61,248)

	$325,885	361,907

        (a) Senior Credit Facility

        On July 31, 2003, the Company closed a recapitalization transaction discussed in Note 2. As part of the recapitalization, the Company repaid all amounts due under the then existing senior credit facility and replaced the then existing senior credit facility with a new $60,000 revolving credit agreement. The revolving credit facility consists of a $60,000 multi currency revolving credit facility allocated to the U.S. and Europe in the amount of $35,000 and 22,026 euros ($25,000 as of July 31, 2003), respectively. The revolving credit facility matures on July 31, 2007.

        The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000. At January 31, 2004, $32,047 of this portion of the facility was available for borrowing. At January 31, 2004, the Company had $5,495 of letters of credit outstanding under the U.S. portion of the revolving credit facility which reduced the net availability on the U.S. line of credit to $26,552 Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At January 31, 2004, the entire European portion of the facility of 22,026 euros was available.

        Borrowings under the revolving credit facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. Additionally, the Company is required to pay a commitment fee of from 0.25% to 0.50% (depending on the Company's financial performance) on the unused portion of the revolving credit facility.

        The obligations under the U.S. portion of the revolving credit facility are secured by, among other things, the Company's domestic real and personal property, guaranties from certain of its domestic subsidiaries, pledges of 100% of the capital stock of certain of its domestic subsidiaries, pledges of 66% of the capital stock of certain of its foreign subsidiaries and the personal property of certain of its domestic subsidiaries. The obligations under the European portion of the revolving credit facility are secured by, among other things, the collateral and guaranties securing the U.S. portion of the revolving credit facility and pledges of 100% of the capital stock of the Company's European affiliates, S.C. Denmark ApS and SC International Holdings C.V.

        The revolving credit facility contains financial and other covenants that, among other things, limit the Company's ability to draw down the full amount of the revolving credit facility, engage in transactions with its affiliates, make acquisitions, participate in certain mergers, or make distributions or dividend cash payments to its equity holders or with respect to its subordinated debt.

        (b) Senior Subordinated Notes

        On June 24, 1998, the Company issued and sold $350,000 principal amount of 10 3/4% Senior Subordinated Notes due 2008 (the "10 3/4% Notes"). Through open market purchases of these bonds in prior years, the principal amount has been reduced to $322,861.

        Interest on the 10 3/4% Notes is payable in cash semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 1998. The 10 3/4% Notes mature on June 15, 2008 and are redeemable at the option of the Company in whole or in part, at any time on or after June 15, 2003, at redemption prices ranging from 100.00% to 105.375% of the principal amount depending on the redemption date, plus accrued interest. The 10 3/4% Notes are redeemable at the option of holders thereof upon a change of control of the Company, as defined in the indenture, at a redemption price of 101% of liquidation preference or principal amount, as the case may be, plus all accumulated and unpaid interest thereon to the redemption date. During fiscal year 2002, the Company purchased in the open market and retired $7,600 principal amount of the 10 3/4% Notes. The difference between the principal amount of the 10 3/4% Notes and the amount at which they were repurchased was recorded as a gain of $1,044, net of deferred financing costs, which is included in Other Income (Expense)—Net in fiscal 2002.

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

        (c) Other Obligations

        As of January 31, 2004, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2006.

        (d) Leases and Debt Maturities

        Future minimum payments under non-cancelable capital leases, which relate primarily to property and equipment, and non-cancelable operating leases, primarily for retail floor space rental, at January 31, 2004 were as follows:

	Capital leases	Operating leases
Year ending January 31:
2005	$310	23,252
2006	167	16,672
2007	167	11,837
2008	167	8,223
2009	141	5,017
Thereafter	183	4,391

Total minimum lease payments	1,135	69,392

Less amount representing interest	(219)

Present value of net minimum capital lease payments	916
Less current installments of minimum capital lease payments	(251)

Long-term obligations under capital leases, excluding current installments	$665

        Rental expense under cancelable and non-cancelable operating leases consisted of the following:

	Year ended January 31,
	2004	2003	2002
Minimum rentals	$20,116	19,708	19,798
Contingent rentals	647	811	731

	$20,763	20,519	20,529

        Aggregate maturities of long-term obligations, including capital leases, at January 31, 2004 were as follows:

Year ending January 31:
2005	$1,682
2006	1,680
2007	948
2008	135
2009	322,975
Beyond	147

Total	$327,567

        (e) Series B Notes

        Interest at 11 1/8% per annum on the Series B Notes is payable semiannually with principal due July 15, 2005.

(10) Stock Options and Stock Purchase Warrants

        The Company's equity compensation plans described below have been approved by the Company's security holders.

  Directors' Stock Plan

        The Company has reserved 400,000 shares for issuance of common stock under the Samsonite Corporation 1996 Directors' Stock Plan. Under this plan, each non-employee director may elect to receive common stock for directors' fees valued at fair market value in lieu of cash. At January 31, 2004, 180,315 shares of common stock had been issued under the Plan. No shares were issued under this plan in fiscal 2004.

  1995 and 1999 Stock Option and Incentive Award Plans

        The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) ("the 1995 Plan") reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2004, all awards under the 1995 Plan were nonqualified stock options.

        The FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan") has 75 million shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2004, all awards under the 1999 Plan were nonqualified stock options.

  Stock Option Summary

        A summary of stock option transactions follows:

	Year ended January 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,824,952	$6.44	2,170,010	$6.07	2,070,329	$6.64
Granted	—	—	—	—	290,500	$2.78
Exercised	—	—	—	—	—	—
Forfeited	(86,652)	7.31	(345,058)	$4.07	(190,819)	$7.29

Outstanding at end of year	1,738,300	$6.35	1,824,952	$6.44	2,170,010	$6.07

Options exercisable at end of year	1,105,657	$6.89	1,003,516	$7.56	1,093,601	$7.02

Weighted-average fair value of options granted during the year	$—		$—		$1.14

        The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.62 to $6.25	1,248,100	6.0	$5.05	615,457	$4.69
$6.26 to $10.00	490,200	3.3	9.66	490,200	9.66

  Stock Warrants Outstanding

        As of January 31, 2004, as a result of the July 31, 2003 recapitalization, the Company has warrants outstanding to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share expiring on July 31, 2013. Previously issued warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share remain outstanding and are exercisable until June 2010.

(11) Income Taxes

        The Company has operations in several different countries and its tax provision involves many complex variables, including differing tax structures from country to country and the effect of U.S. taxation on international earnings.

        Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended January 31, 2004:
U.S. federal	$—	—	—
Foreign	12,470	(2,039)	10,431
U.S. state and local	—	—	—

	$12,470	(2,039)	10,431

Year ended January 31, 2003:
U.S. federal	$(3,648)	—	(3,648)
Foreign	9,242	(780)	8,462
U.S. state and local	(1,829)	—	(1,829)

	$3,765	(780)	2,985

Year ended January 31, 2002:
U.S. federal	$—	—	—
Foreign	8,190	(1,304)	6,886
U.S. state and local	—	—	—

	$8,190	(1,304)	6,886

        Components of income (loss) from operations before income taxes and minority interest are as follows:

	Year ended January 31,
	2004	2003	2002
United States	$(13,046)	(13,651)	(38,848)
Other countries	29,580	21,589	11,986

Total	$16,534	7,938	(26,862)

        Income tax expense (benefit) attributable to income (loss) before income taxes and minority interest differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2004, 2003 and 2002 as a result of the following:

	Year ended January 31,
	2004	2003	2002
Computed "expected" tax expense (benefit)	$5,787	2,778	(9,767)
Increase (decrease) in taxes resulting from:
Net impact of U.S. operating losses which do not provide benefit	4,566	4,301	13,594
Reduction of U.S. federal and state accrued taxes	—	(5,000)	—
Tax rate differential on foreign earnings	78	906	3,059

Income tax expense	$10,431	2,985	6,886

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability are presented below:

	January 31,
	2004	2003
Deferred tax assets:
Accounts receivable valuation allowances	$2,357	2,895
Inventory costs capitalized for tax purposes	3,979	2,909
Other accruals and reserves accrued for financial reporting purposes	11,839	14,162
Plant, equipment and intangibles (due to difference in depreciation methods)	46	933
Post-retirement benefits accrued for financial reporting purposes	7,626	7,423
Pension	95	164
Net operating loss and minimum tax credit carryforwards	118,620	113,138

Total gross deferred tax assets	144,562	141,624
Less valuation allowance	(95,366)	(96,575)

Deferred tax assets, net of valuation allowance	49,196	45,049

Deferred tax liabilities:
Plant, equipment and intangibles, due to differences as a result of fresh start	35,317	36,265
Plant and equipment, due to differences in depreciation methods	9,492	7,974
Amortization of intangibles	4,430	3,694
Pension benefits	2,112	67
Other accruals and reserves	7,413	6,873

Total gross deferred tax liabilities	58,764	54,873

Net deferred tax liability	$(9,568)	(9,824)

        The components of the net current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2004	2003
Net current deferred tax asset:
U.S. federal	$—	—
Foreign	1,471	1,596
U.S. state and local	—	—

	1,471	1,596

Net non-current deferred tax liability:
U.S. federal	—	—
Foreign	(11,039)	(11,420)
U.S. state and local	—	—

	(11,039)	(11,420)

Net deferred tax liability	$(9,568)	(9,824)

        The valuation allowance for deferred tax assets decreased to $95,366 at January 31, 2004 from $96,575 at January 31, 2003. The net change of $1,209 was primarily the result of decreases in foreign valuation allowances. Management believes that the results of future operations and the reversal of deferred tax liabilities will generate sufficient future taxable income to realize the foreign deferred tax assets. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2004 and 2003 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years and annual statutory limitations on the future utilization of net operating loss carryforwards, and (iii) the Company's forecasts of future taxable income.

        At January 31, 2004, the Company has net operating loss carryforwards of approximately $290,792 for U.S. federal income tax purposes, expiring at various dates through 2024. In fiscal 2000 and in fiscal 2004, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is generally subject to an annual limitation of approximately $13,800 per year, as adjusted for unused annual limitations. As a result of this most recent ownership change, $17,000 of the $290,792 U.S. federal income tax net operating loss carryforwards is available for use.

        Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $107,400 and $98,400 as of January 31, 2004 and 2003, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, net-operating losses would be available to reduce a portion of the U.S. liability.

        The Internal Revenue Service is currently reviewing the Company's fiscal 2001 and 2002 federal income tax returns and has completed audits of the Company's fiscal 1999 and 2000 federal income tax returns. As a result of the completion of the 1999 and 2000 audits, the Company reduced U.S. federal and state accrued income taxes by $5,000 in fiscal 2003 for excess accrued taxes related to prior years. The Company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years. Additionally, the Company has net operating losses available to potentially offset any taxes due upon audit.

(12) Pension and Other Employee Benefits

        The Company and certain subsidiaries have pension plans and post retirement health benefit plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The following tables provide combined information relevant to the Company's pension and other employee benefit plans:

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$200,290	202,472	13,157	14,260
Service cost	1,575	1,121	312	631
Interest cost	12,984	13,807	857	1,126
Plan participants' contributions	—	—	840	731
Amendments	—	363	—	—
Actuarial (gain)/loss	8,134	(81)	1,386	(2,216)
Benefits paid	(16,840)	(17,026)	(1,684)	(1,378)
Translation adjustment	(119)	(366)	37	3

Benefit obligations at end of year	206,024	200,290	14,905	13,157

Change in Plan Assets
Fair value of plan assets at beginning of year	159,986	197,146	—	—
Actual return on plan assets	30,697	(21,020)	—	—
Employer contribution	5,141	1,322	837	629
Plan participants' contributions	—	—	847	731
Translation adjustment	(109)	(201)	—	—
Benefits paid	(16,840)	(17,261)	(1,684)	(1,360)

Fair value of plan assets at end of year	178,875	159,986	—	—

Funded status	(27,149)	(40,304)	(14,905)	(13,157)
Unrecognized net obligation loss	76	102	—	—
Unrecognized net actuarial (gain) loss	29,217	36,896	(2,889)	(4,604)
Unrecognized prior service cost (credit)	2,164	2,437	(1,703)	(1,973)

Prepaid (accrued) benefit cost	4,308	(869)	(19,497)	(19,734)
Minimum liability adjustments	(26,463)	(33,732)	—	—

Total unfunded pension cost	$(22,155)	(34,601)	(19,497)	(19,734)

Weighted average assumptions used to determine benefit obligations
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.75%	7.00%	6.75%	7.00%
Expected long-term rate of return on assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

        The measurement date for the Company's pension accounting is December 31.

        For post-retirement benefit measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005. The rate was assumed to decrease gradually to 5.0% for fiscal 2009 and remain at that level thereafter.

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2004	2003	2004	2003
Components of Net Periodic Benefit Costs
Service cost	$1,575	1,121	312	631
Interest cost	12,984	13,807	857	1,126
Expected return on plan assets	(15,323)	(18,032)	—	—
Amortization of prior service cost	270	252	(270)	(270)
Recognized net actuarial (gain) loss	423	(2,838)	(346)	(63)

Total net periodic benefit cost (income)	$(71)	(5,690)	553	1,424

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	151	(124)
Effect on post-retirement benefit obligation	1,383	(1,171)

        In fiscal 2003, capital market developments resulted in negative returns on the Company's pension funds and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation exceeded the fair value of plan assets and the Company was required to adjust the minimum pension liability recorded in the consolidated balance sheet. The effect of this adjustment was to increase pension liabilities by $33,732, increase intangible assets by $2,403 and increase other comprehensive loss by $31,329 in fiscal 2003. As a result of the actuarial valuation for fiscal 2004, the other comprehensive loss of $31,329 was reduced by $7,004 and intangible assets were reduced by $264 at January 31, 2004. Because these adjustments were non-cash, their effect has been excluded from the accompanying Consolidated Statement of Cash Flows.

        For pension plans with accumulated obligations in excess of plan assets at January 31, 2004, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $205,981, $200,830 and $178,577, respectively, as of January 31, 2004 and $200,229, $194,518 and $159,597, respectively, as of January 31, 2003.

        The plan assets were invested in the following major asset categories:

	Percentage of Plan Assets at December 31, 2003	Percentage of Plan Assets at December 31, 2002	Target Allocation for fiscal year 2005
Equity Securities	66%	65%	60% - 70%
Fixed Income	34%	35%	30% - 40%

Total	100%	100%	100%

        The asset allocation targets are set with the expectation that the plan's assets will fund the plan's expected liabilities with an appropriate level of risk. Expected returns, risk and correlation among asset classes are based on historical data and investment advisor input.

        The Company does not expect it will be required to contribute to its funded pension plans in fiscal 2005. The Company expects to make approximately $1,000 in benefit payments attributable to its unfunded plans during fiscal year 2005.

        The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to operations of these plans was $596, $577 and $599 for the years ended January 31, 2004, 2003 and 2002, respectively. The plans do not have significant liabilities other than benefit obligations.

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

  Senior Subordinated Notes

        The Company estimates that the fair value of the 10 3/4% Notes at January 31, 2004 approximates $337,400 based on interdealer transactions which were priced at approximately $104.50 per $100.00 of principal.

  Senior Credit Facility and Other Long-term Obligations

        The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

  Foreign Currency Forward Delivery Contracts

        The fair value of foreign currency forward delivery contracts is estimated by reference to market quotations received from banks. At January 31, 2004 and 2003, the contract value of foreign currency forward delivery agreements outstanding was approximately $104,761 and $44,606, respectively. The settlement value of these instruments at that date was approximately $100,293 and $43,065, respectively.

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

  Union Agreements

        Union membership in the Company's European manufacturing plants varies from country to country and is not officially known. However, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, approximately 109 employees are unionized under a contract renewed every three years and which was last renewed April 2002.

(15) Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Year ended January 31,
	2004	2003	2002
Net gain (loss) from foreign currency forward delivery contracts	$(514)	(4,751)	2,405
Gain (loss) on disposition of fixed assets, net	(107)	(1,396)	633
Bank loan amendment fees and write-off of deferred financing costs and expenses	(5,836)	(3,110)	(1,849)
Foreign currency transaction losses	—	(2,830)	(1,014)
Pension (expense) income(a)	(1,781)	(233)	710
Other, net(b)	(2,188)	(2,145)	(852)

	$(10,426)	(14,465)	33

        (a)   Pension (expense) income included in other income and expense relates to the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company's operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993.

        (b)   Effective February 1, 2003, the Company adopted SFAS 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 requires debt extinguishments to no longer be classified as extraordinary, which resulted in a reclassification of the fiscal 2002 gain on extinguishment of debt of $1,044 to Other Income (Expense).

(16) Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information:

	Three months ended
	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004
Net sales	$161,901	192,191	202,421	212,801

Gross profit	$72,249	84,271	89,139	97,144

Operating income	$10,417	18,669	17,229	23,776

Net income (loss)	$(3,987)	(2,315)	2,625	7,229

Net income (loss) to common stockholders	$(15,618)	(15,222)	(626)	3,965

Net income (loss) per share attributable to common stockholders—basic and assuming dilution	$(0.79)	(0.69)	—	.02

	Three months ended
	April 30, 2002	July 31, 2002	October 31, 2002	January 31, 2003
Net sales	$160,489	187,077	201,946	194,523

Gross profit	$61,671	80,303	84,830	86,870

Operating income	$2,495	20,279	21,805	25,178

Net income (loss)	$(12,114)	(1,075)	7,576	8,908

Net loss to common stockholders	$(22,295)	(11,600)	(3,305)	(2,341)

Net loss per share attributable to common stockholders—basic and assuming dilution	$(1.12)	(0.58)	(0.17)	(0.12)

(17) Information Concerning Business Segments

        The Company's operations consist of the manufacture and distribution of luggage and other consumer products, licensing of the Company's brand names, and the design and sale or license of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: Europe, the Americas, which include the United States comprised of wholesale and retail operations, and "Other Americas" which include Canada and Latin America; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company and corporate overhead.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1) except as follows: because the operations of the U.S. Wholesale and Retail segments are closely related, certain intercompany expense allocations among the two segments are not representative of actual costs to operate the division and may not be consistent between years. Additionally, certain overhead expenses which benefit the U.S. Wholesale and Retail segments are included in Other Operations. The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain reclassifications were made to the prior periods to conform to the January 31, 2004 presentation.

        Segment information for the years ended January 31, 2004, 2003 and 2002 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
2004
Revenues from external customers	$346,090	174,846	116,980	44,256	67,012	20,131	—	769,315
Intersegment revenues	$4,618	33,574	—	—	6,758	—	(44,950)	—
Operating income(a)(b)	$38,592	5,475	5,997	3,470	14,017	2,467	74	70,092
Total assets	$230,500	77,602	21,157	34,926	40,265	257,097	(159,659)	501,888
Capital expenditures	$8,510	1,370	1,772	294	891	—	—	12,837
Depreciation, amortization and impairment of intangible assets	$11,207	2,292	1,394	602	1,707	3,324	—	20,526
2003
Revenues from external customers	$308,845	191,412	108,770	49,162	67,560	18,286	—	744,035
Intersegment revenues	$5,683	36,430	—	412	5,198	—	(47,723)	—
Operating income (loss)(a)(b)	$37,161	12,130	4,439	(526)	13,100	3,020	433	69,757
Total assets	$202,175	97,219	21,501	35,206	36,539	261,874	(160,850)	493,664
Capital expenditures	$5,982	2,259	1,663	442	1,037	—	—	11,383
Depreciation, amortization and impairment of intangible assets	$10,365	2,920	1,785	1,125	1,536	2,028	—	19,759
2002
Revenues from external customers	$299,103	186,197	111,758	55,886	62,641	20,689	—	736,274
Intersegment revenues	$4,232	40,680	—	501	3,584	—	(48,997)	—
Operating income (loss)(a)(b)	$26,720	(14,751)	(2,977)	(3,020)	11,017	4,578	(363)	21,204
Total assets	$199,933	99,579	21,203	46,572	31,840	294,990	(164,253)	529,864
Capital expenditures	$8,208	1,546	998	806	1,016	—	—	12,574
Depreciation, amortization and impairment of intangible assets	$9,710	3,912	2,278	4,863	1,490	5,115	243	27,611

  (a)
  Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest. General corporate expenses are included in other operations.

  (b)
  The fiscal 2004 U.S. Wholesale operating income includes charges and expenses associated with restructuring activities of $4,426. The fiscal 2003, Europe, U.S. Wholesale, U.S. Retail and Other Americas operating income (loss) includes charges and expenses (credits) associated with restructuring activities of $889, $1,771, $(102) and $3,243, respectively. The fiscal 2002 Europe, U.S. Wholesale and U.S. Retail operating income (loss) includes charges and expenses associated with restructuring activities of $5,091, $13,866 and $93, respectively. Changes and expenses associated with restructuring activities include those that are provided for in restructuring provisions (primarily severance—see Note 3) as well as other expenses associated with the restructurings as they are incurred.

        Long-lived assets relating to the Company's operations by geographic area is as follows:

	January 31,
	2004	2003
United States	$35,411	39,899
Belgium	41,921	38,928
Other Europe	23,326	19,235
Other	13,813	14,833

	$114,471	112,895

(18) Related Party Transactions

        The Company has entered into advisory agreements with its major new investors, Ares Corporate Opportunities Fund, L.P., Bain Capital, Ltd., and an affiliate of Ontario Teacher's Pension Plan Board. The agreements provide that the Company will pay each of these three parties an advisory fee of $500 per year for five years beginning July 31, 2003. The Company accrued $750 of expense related to these agreements during fiscal year 2004.

SAMSONITE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A
	Column B				Column F
		Column C	Column D	Column E
Description	Balance at Beginning of Period				Balance at End of Period
		Additions(a)	Transfers	Deductions(b)
Year Ended January 31, 2004
Allowance for Trade Receivables	$7,205	723	—	(119)	7,809
Allowance for Long-Term Receivables	788	—	—	(267)	521

Total	$7,993	723	—	(386)	8,330

Year Ended January 31, 2003
Allowance for Trade Receivables	$6,211	1,362	—	(368)	7,205
Allowance for Long-Term Receivables	521	267	—	—	788

Total	$6,732	1,629	—	(368)	7,993

Year Ended January 31, 2002
Allowance for Trade Receivables	$6,087	1,494	—	(1,370)	6,211
Allowance for Long-Term Receivables	521	—	—	—	521

Total	$6,608	1,494	—	(1,370)	6,732

Notes:

(a)
Amounts charged to costs and expenses.

(b)
Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(3)
3.2	Certificate of Ownership and Merger dated July 14, 1995.(1)
3.3	By-Laws of the Company.(3)
4.1	Indenture, dated as of June 24, 1998, between the Company and United States Trust Company of New York.(19)
4.2	Description of the Company' common stock, par value $.01 per share, and the associated preferred Stock purchase rights.(20)
10.1	Form of Stock Option Agreement, dated as of February 8, 2000, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel and Richard H. Wiley.(10)
10.2	Stock Option Agreement, dated as of October 23, 2000, between the Company and L.C. Ross.(11)
10.3	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Luc Van Nevel.(8)
10.4	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Thomas R. Sandler.(8)
10.5	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Karlheinz Tretter.(8)
10.6	Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley.(8)
10.7	Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen.(2)
10.8	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(6)
10.9	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment.(5)
10.10	Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as Amended in 1996).(4)
10.11	Samsonite Corporation Directors Stock Plan as amended.(12)
10.12	Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A.(8)
10.13	Common Stock Registration Rights Agreement, dated as of June 24, 1998, between the Company and CIBC Oppenheimer Corp.(8)
10.14	First Amendment to Warrant Agreement, dated as of August 17, 1998, between the Company and BankBoston, N.A.(8)
10.15	FY 1999 Stock Option and Incentive Award Plan.(9)
10.16	Form of Stock Option Agreement, dated as of March 24, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(18)
10.17	Form of Stock Option Agreement, dated as of November 12, 1999, between the Company and Thomas R. Sandler, Karlheinz Tretter, Luc Van Nevel, and Richard H. Wiley.(18)
10.18	Employment Agreement, dated as of June 15, 2001, between the Company and Thomas R. Sandler.(13)
10.19	Employment Agreement, dated as of June 15, 2001, between the Company and Richard H. Wiley.(13)
10.20	Executive Management Agreement, dated as of February 1, 2002, between the Company and Luc Van Nevel.(7)
10.21	Employment Agreement, dated as of October 1, 2000, between the Company and Marc Matton.(7)

10.22	Overall Agreement, dated as of February 1, 2001, between the Company and Karlheinz Tretter.(7)
10.23	Engagement letter, dated December 24, 2002, between the Company and Jeffries & Company, Inc.(17)
10.24	Recapitalization Agreement by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC and Ontario Teachers Pension Plan Board, dated as of May 1, 2003 (including various exhibits thereto).(14)
10.25	Credit Agreement dated as of July 31, 2003 among the Company, Samsonite Europe N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation, as Agent and as North American Collateral Agent, KBC Bank NV, as Fronting Lender and as European Agent, and the other lenders signatory thereto from time to time.(15)
10.26	Amendment and Restatement of Term Sheet Between Pension Benefit Guaranty Corporation and Samsonite Corporation.(15)
10.27	Agreement dated July 23, 2003 by and between the Company and the Pension Benefit Guaranty Corporation, a United States Government Corporation.(15)
10.28	Form of Executive Stockholders Agreement among the Company, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers' Pension Plan Board and the following executives for the purchase of the following respective number of shares of new 2003 convertible preferred stock of the Company, par value $0.01 per share and face value $1,000.00 per share: Luc Van Nevel, 595 shares; Richard H Wiley, 317 shares; Thomas R. Sandler, 198 shares; Marc Matton, 119 shares; Guiseppe Fremder, 396 shares.(16)
10.29	Consulting Agreement between Samsonite Europe N.V. and Marcello Bottoli, dated as of March 3, 2004.
10.30	Employment Agreement between Samsonite Corporation and Marcello Bottoli, dated as of March 2, 2004.
21.	Subsidiaries of the Company
23.	Consent of KPMG LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Documents, which are underlined above, appear in the Form 10-K as filed with the Securities Exchange Commission. The others are incorporated by reference as follows:

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

(9)
Incorporated by reference from Proxy Statement filed August 6, 1998.

(10)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2000.

(11)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2000.

(12)
Incorporated by reference from the Company's Proxy Statement filed May 9, 2001.

(13)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2001.

(14)
Incorporated by reference from the Company's current report on Form 8-K dated May 1, 2003.

(15)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2003.

(16)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2003.

(17)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 31, 2003.

(18)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (File No. 0-23214).

(19)
Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-61521).

(20)
Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A filed May 2, 2003 under the Exchange Act (File No. 0-23214).