Form 10-K/A
period 2004-01-31
SAMSONITE CORP/FL
filed 2004-06-04
CIK 914478

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

                                  FORM 10-K/A
                               (Amendment No. 1)

(Mark One)
-----
   X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----        EXCHANGE ACT

                                    OF 1934

                  For the fiscal year ended January 31, 2004

                                      OR

---
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---          SECURITIES EXCHANGE ACT

                                    OF 1934

                     For the transition period to _______

                        Commission file number 0-23214
                                  ___________


                             SAMSONITE CORPORATION
            (Exact name of registrant as specified in its charter)


      Delaware                                         36-3511556

(State or other jurisdiction                       (I.R.S. employer
Of incorporation or organization)                  identification no.)


      11200 East 45th Avenue                              80239
        Denver, Colorado
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (303) 373-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of class)
                                  ___________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes |_| No |X|

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

                                     INDEX


                                                                           Page
                                                                           ----

Explanation for Amendment....................................................1

Part III ....................................................................2
Item 12.      Certain Relationships and Related Transactions.................2

Part IV .....................................................................5
Item 15.      Exhibits, Financial Statement Schedule, and Reports
              on Form 8-K....................................................5

Signatures...................................................................6




                           EXPLANATION FOR AMENDMENT

         Samsonite Corporation (the "Company") is filing this Form 10-K/A in order to amend and restate in its entirety Item 12, Security Ownership of Certain Beneficial Owners and Management, of Part III of its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (which was filed on April 26, 2004), to include information required by Item 201(d) of Regulation S-K. The Company has adopted codes of ethics that apply to its principal executive officer and to its principal financial officer and principal accounting officers throughout the Company. Copies of the codes of ethics are filed with this report as Exhibits 14.1 and 14.2.

                                   PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information about persons known to the Company to be the beneficial owner of more than 5% of the Preferred Stock and the Common Stock, and as to the beneficial ownership of our Preferred Stock and our Common Stock by each of our directors and executive officers and all of our directors and executive officers as a group, as of April 30, 2004. Except as otherwise indicated, to our knowledge, the persons identified below have sole voting and sole investment power with respect to shares they own of record.


                                             Convertible Preferred Stock           Common Stock(a)
                                             ---------------------------      -------------------------
                                              Number of                       Number of
                                                Shares                         Shares
                                              Beneficially                  Beneficially
Name and Address of Beneficial Owner             Owned       Percent           Owned           Percent
------------------------------------             -----       -------           -----           -------

Bain Capital (Europe) LLC.............          44,059        27.54%        115,444,205(b)      18.35%
C/O Bain Capital, LLC
111 Huntington Avenue
Boston, Massachusetts  02199

Ontario Teachers' Pension Plan Board..          44,059        27.54%        115,444,205(b)      18.35%
5650 Yonge Street, 5th Floor
Toronto, Ontario M2M 4H5

Ares Partners Management Company, LLC.          48,969        30.61%    221,122,825(b)(c)(d)    34.31%
1999 Avenue of the Stars, Suite 1900
Los Angeles,  California  90067

CIBC World Markets Corp...............             --           *            63,888,430         10.16%
425 Lexington Avenue
New York, NY 10017

Marcello Bottoli......................           1,889(n)      1.18%      4,773,377(b)(n)         *
c/o Samsonite Europe N.V.
Westerring 17
B-9700 Oudenaarde, Belgium

Luc Van Nevel.........................             --           *           146,833(e)            *
c/o Samsonite Europe N.V.
Westerring 17
B-9700 Oudenaarde, Belgium

Thomas R. Sandler.....................             198          *           601,746(b)(f)         *
c/o Samsonite Corporation
11200 East 45th Avenue
Denver, Colorado 80239

Richard H. Wiley......................             317          *           888,049(b)(g)         *
c/o Samsonite Corporation
11200 East 45th Avenue
Denver, Colorado 80239

Marc Matton...........................             119          *           342,862(b)(h)         *
c/o Samsonite Europe N.V.
Westerring 17
B-9700 Oudenaarde, Belgium

Giuseppe Fremder......................             396          *         1,062,231(b)(i)         *
Via S. Andrea 2
20121 Milan, Italy




L.C. Ross.............................             --           *             8,100(j)            *
c/o Samsonite Corporation
11200 East 45th Avenue
Denver, Colorado 80239

Michael M. Lynton.....................             --           *             --                  *
Sony Pictures Entertainment
10202 West Washington Blvd.
Thalberg Building, Suite 3318
Culver City, CA  90232

Charles J. Philippin..................             --           *             --                  *
Garmark Advisors
One Landmark Square
Stamford, Connecticut 06901

Ferdinando Grimaldi Quartieri.........              24(k)       *            63,291(b)(k)         *
Bain Capital, Ltd.,
Devonshire House
Mayfair Place
London, W1J8AJ U.K.

Antony P. Ressler.....................             --(l)        *            --(l)                *
Ares Management LLC
1999 Avenue of the Stars, Suite 1900
Los Angeles, California 90067

Lee Sienna............................             --(m)        *            --(m)                *
Ontario Teachers' Pension Plan Board
5650 Yonge Street
Toronto, Canada M2M4H5

Donald L. Triggs......................             --           *             --                  *
Vincor International Inc.
441 Courtneypark Drive East
Mississauga, Ontario
Canada L5T 2V3

Richard T. Warner.....................             --           *             --                  *
"Rainer", Firwood Rd.
Virginia Water
Surrey, GU254SZ  U.K.

Reed N. Wilcox........................             --           *             --                  *
9667 S. Silverberry Circle
Highlands Ranch, Colorado 80129

Johan Tack............................             --           *            23,000               *
Nevelse Warande 8
9830 Sint-Martens-Latem, Belgium

All directors and executive officers as a
group (16 persons)....................           2,943         1.84%      7,909,489(b)           1.26%

______________________

*     Less than 1.0%

(a)   The amounts and percentages set forth under "Common Stock" assume the exercise of 15,515,892 warrants to purchase Common Stock presently exercisable at $0.75 per share. Additionally,
      159,982 shares of Preferred Stock are presently convertible into Common Stock, or approximately 404,263,864 shares of Common Stock, as of April 30, 2004. The Preferred Stock
      votes together with the Common Stock on most matters on an as-converted basis. Accordingly, the amounts and percentages set forth under "Common Stock" assume conversion of all outstanding Preferred Stock into Common Stock for the security holder in question. As of the record date, each share of Preferred Stock was convertible into approximately 2,526.9 shares of Common Stock.




(b)   The Preferred Stock conversion rate used to calculate the number of shares of Common Stock beneficially owned includes accrued but unpaid dividends as of April 30, 2004. The actual
      Preferred Stock conversion rate is subject to adjustment in the event that any unpaid
      Preferred Stock dividends are paid prior to any such conversion.

(c)   Includes shares beneficially owned by Ares Partners Management Company, LLC ("Ares Partners")
      and certain of its affiliates. Ares Partners has reported shared voting and dispositive power with respect to all of the shares of Common Stock, Preferred Stock and warrants to purchase
      Common Stock beneficially owned by Ares Corporate Opportunities Fund, L.P., Ares Leveraged
      Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., each of which is managed by affiliates of Ares Partners.

(d)   Includes warrants to purchase 15,515,892 shares of Common Stock exercisable as of April 30,
      2004.

(e)   Includes options to purchase 124,000 shares of Common Stock exercisable as of April 30, 2004.
      Mr. Van Nevel was terminated, effective April 15, 2004, by mutual agreement between himself and the Company.

(f)   Includes options to purchase 74,250 shares of Common Stock exercisable as of April 30, 2004.
      Mr. Sandler has resigned effective May 14, 2004.

(g)   Includes options to purchase 87,011 shares of Common Stock exercisable as of April 30, 2004.

(h)   Includes options to purchase 42,157 shares of Common Stock exercisable as of April 30, 2004.

(i)   Includes options to purchase 35,595 shares of Common Stock exercisable as of April 30, 2004.

(j)   Includes options to purchase 8,100 shares of Common Stock exercisable as of April 30, 2004.

(k)   Includes a portion of the shares listed above for Bain Capital (Europe) LLC ("Bain") for which
      Mr. Quartieri holds an indirect beneficial ownership interest. Mr. Quartieri disclaims beneficial ownership of the shares listed above for Bain, except to the extent of his pecuniary interest therein.

(l)   Does not include the shares held by Ares Partners and its affiliates of which Mr. Ressler disclaims beneficial ownership.

(m)   Does not include the shares held by Ontario Teachers' Pension Plan Board ("Ontario") of which
      Mr. Sienna, a Vice President of the private equity group of Ontario, disclaims beneficial ownership.

(n)   The shares of Preferred Stock are owned by Stonebridge Development Limited, a British Virgin
      Islands corporation formed by a trust established by Mr. Bottoli for the benefit of himself and his family.


                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of January 31, 2004 about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans.



                                                                                                  Number of Securities
                                                                                                       Remaining
                                                                                                  Available for Future
                                                                                                       Issuance
                                                                                                     Under Equity
                                                Number of Securities To     Weighted-Average         Compensation
                                                be Issued Upon Exercise     Exercise Price of       Plans (Excluding
                                                of Outstanding Options,    Outstanding Options,        Securities
                     Plan Category                Warrants and Rights      Warrants and Rights   Reflected in Column (a))
 ---------------------------------------------------------------------------------------------------------------------------
                                                          (a)                     (b)                     (c)


  Equity compensation plans approved
     by security holders                              1,738,300                 $6.35                 75,209,468

  Equity compensation plans not
     approved by security holders                        --                     $--                       --

           Total                                      1,738,300                 $6.35                 75,209,468


                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

    Exhibit Number                          Description
-----------------------     ---------------------------------------------------
         14.1               Form of Code of Ethical Conduct for Chief Executive
                            Officer.

         14.2               Form of Code of Ethical Conduct for Financial
                            Managers.

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


                                     SAMSONITE CORPORATION


                                     By:  /s/ Richard H. Wiley
                                          ---------------------------------
                                          Richard H. Wiley
                                          Chief Financial Officer, Treasurer,
                                          Secretary and Principal Accounting
                                          Officer
                                     Date: June 4, 2004