Form 10-Q
period 2004-04-30
SAMSONITE CORP/FL
filed 2004-06-14
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 224,705,324 shares of common stock, par value $0.01 per share, as of June 9, 2004.

FORM 10-Q
CONTENTS

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements”.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
as of April 30, 2004 and January 31, 2004
(In thousands)

	April 30, 2004	January 31, 2004

Assets
Current assets:
Cash and cash equivalents	$41,410	29,524
Trade receivables, net of allowances for doubtful accounts of $7,850 and $7,809	72,474	76,246
Notes and other receivables	19,549	14,471
Inventories (Note 3)	137,813	132,376
Deferred income tax assets	1,431	1,471
Prepaid expenses and other current assets	24,616	21,616

Total current assets	297,293	275,704

Property, plant and equipment, net (Note 4)	108,678	114,471
Intangible assets, less accumulated amortization of $65,859 and $65,304 (Note 5)	98,362	98,589
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	12,987	13,124

	$517,320	501,888

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Balance Sheets
as of April 30, 2004 and January 31, 2004
(In thousands, except share data)

	April 30, 2004	January 31, 2004

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 6)	$6,393	6,110
Current installments of long-term obligations (Note 6)	1,529	1,682
Accounts payable	59,919	52,976
Accrued liabilities	78,505	65,694

Total current liabilities	146,346	126,462
Long-term obligations, less current installments (Note 6)	325,388	325,885
Deferred income tax liabilities	10,567	11,039
Other non-current liabilities	50,119	49,202

Total liabilities	532,420	512,588
Minority interests in consolidated subsidiaries	12,393	12,132
Stockholders’ equity (deficit) (Note 8):
Preferred stock	169,828	166,498
Common stock	2,352	2,352
Additional paid-in capital	768,433	768,433
Accumulated deficit	(515,030)	(507,975)
Accumulated other comprehensive loss	(33,076)	(32,140)
	392,507	397,168
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ equity (deficit)	(27,493)	(22,832)

Commitments and contingencies (Notes 6, 8, 9 and 11)
	$517,320	501,888

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
for the three months ended April 30, 2004 and 2003
(In thousands, except per share data)

	Three Months Ended April 30,
	2004	2003

Net sales (Note 1E)	$198,194	161,901
Cost of goods sold	109,263	89,652

Gross profit	88,931	72,249
Selling, general and administrative expenses	77,914	61,510
Amortization of intangible assets	590	322
Asset impairment charge (Note 2)	671	—
Provision for restructuring operations (Note 2)	3,390	—

Operating income	6,366	10,417
Other income (expense):
Interest income	96	89
Interest expense and amortization of debt issue costs and premium	(9,781)	(11,789)
Other income (expense) —net (Note 7)	1,612	(313)

Loss before income taxes and minority interest	(1,707)	(1,596)
Income tax expense	(1,103)	(2,177)
Minority interest in losses (earnings) of subsidiaries	(915)	(214)

Net loss	(3,725)	(3,987)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(3,330)	(11,631)

Net loss to common stockholders	$(7,055)	(15,618)

Weighted average common shares outstanding—basic and diluted	224,705	19,866

Net loss per common share—basic and diluted	$(0.03)	(0.79)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Loss for the three months ended April 30, 2004
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Compre- hensive Loss	Treasury Stock

Balance, February 1, 2004	$166,498	2,352	768,433	(507,975)	(32,140)		(420,000)
Net loss	—	—	—	(3,725)		(3,725)	—
Unrealized gain on cash flow hedges (net of income tax effect of $15)	—	—	—	—	49	49	—
Reclassification adjustment for losses included in net income (net of income tax effect of $417)		—	—	—	788	788	—
Foreign currency translation adjustment		—	—	—	(1,773)	(1,773)	—

Comprehensive loss		—	—	—	—	(4,661)	—

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	3,330	—	—	(3,330)	—		—

Balance, April 30, 2004	$169,828	2,352	768,433	(515,030)	(33,076)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2004 and 2003
(In thousands)

	Three Months Ended April 30,
	2004	2003

Cash flows provided by (used in) operating activities:
Net loss	$(3,725)	(3,987)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-operating loss (gain) items:
Loss (gain) on disposition of fixed assets, net	(964)	(2,037)
Depreciation and amortization of property, plant and equipment	4,795	4,490
Amortization of intangible assets	590	322
Amortization of debt issue costs and premium	570	509
Provision for doubtful accounts	317	—
Provision for restructuring operations	3,390	—
Asset impairment charge	671	—
Pension and other post retirement benefit plan losses, net	822	219
Changes in operating assets and liabilities:
Trade and other receivables	(887)	6,229
Inventories	(4,741)	(5,935)
Prepaid expenses and other current assets	(3,156)	(4,251)
Accounts payable and accrued liabilities	18,121	(848)
Other adjustments—net	(231)	132

Net cash provided by (used in) operating activities	$15,572	(5,157)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2004 and 2003
(In thousands)

	Three Months Ended April 30,
	2004	2003

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(2,523)	(2,751)
Proceeds from sale of assets held for sale and property and equipment	2,726	3,141
Other adjustments, net	(379)	—

Net cash provided by (used in) investing activities	(176)	390

Cash flows provided by (used in) financing activities:
Net change in short-term obligations	163	(5,062)
Net payments on long-term obligations	(632)	(196)
Other, net	214	(169)

Net cash used in financing activities	(255)	(5,427)

Effect of exchange rate changes on cash and cash equivalents	(3,255)	(720)

Net increase (decrease) in cash and cash equivalents	11,886	(10,914)
Cash and cash equivalents, beginning of period	29,524	22,705

Cash and cash equivalents, end of period	$41,410	11,791

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$411	2,549

Cash paid during the period for income taxes	$1,206	1,643

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES
Unaudited Notes to Consolidated Financial Statements
Dollars in Thousands

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

B.            Interim Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of April 30, 2004 and results of operations for the three months ended April 30, 2004 and 2003. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Income (loss) per common share and net income (loss) per share for the three months ended April 30, 2004 and 2003 is computed based on a weighted average number of shares of common stock outstanding during the period of 224,705,324 and 19,865,573, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the three months ended April 30, 2004 and 2003 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 1,615,900 and 1,824,952 shares outstanding at April 30, 2004 and 2003, respectively.  See also Note 1G.

E.             Royalty Revenues

The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $4,406 and $4,435 for the three months ended April 30, 2004 and 2003, respectively.

F.             Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the requirements of Statement of Financial Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its corresponding amendments. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

From time to time, the Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company’s significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133; the Company records these instruments at fair value and records realized and unrealized gains and losses in Other Income (Expense)—Net.

Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At April 30, 2004, cash flow hedges for forecasted foreign currency transactions extend until February 2005. The estimated amount of net losses from interest rate and foreign currency transactions expected to be reclassified into earnings within the next ten months is $233. The amount ultimately reclassified into earnings is dependent on the effect of changes in interest rates and currency exchange rates over the next ten months.

G.            Stock – Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), the Company applies the intrinsic value method of recognition and measurement of stock option expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months Ended April 30,
	2004	2003
Net loss to common stockholders, as reported	$(7,055)	(15,618)
Add stock based compensation expense included in reported net loss	445	—
Deduct stock based compensation expense determined under fair value method	(310)	—
Pro forma net loss to common stockholders	$(6,920)	(15,618)
Loss to common stockholders per share:
Basic and diluted - as reported	$(0.03)	$(0.79)
Basic and diluted - pro forma	$(0.03)	$(0.79)

There were no stock option grants during the three months ended April 30, 2003.  For stock options granted during the three months ended April 30, 2004, the fair value was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility of 53%; risk-free interest rate of 3.93%; and expected life of 5 years.

2.             Asset Impairment and Provision for Restructuring Operations

During the first quarter of 2004, the Company recorded a provision for restructuring of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs associated with approximately 40 positions that will be eliminated. An asset impairment provision of $671 was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse.

3.             Inventories

Inventories consisted of the following:

	April 30, 2004	January 31, 2004

Raw Materials	$21,931	20,281
Work in Process	4,409	4,208
Finished Goods	111,473	107,887

	$137,813	132,376

4.             Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2004	January 31, 2004

Land	$10,924	11,603
Buildings	79,810	82,744
Machinery, equipment and other	138,418	137,949
Computer software	12,945	12,895
	242,097	245,191
Less accumulated amortization and depreciation	(133,419)	(130,720)
	$108,678	114,471

5.             Intangible Assets

Intangible assets at April 30, 2004 and January 31, 2004 consisted of the following:

	April 30, 2004			January 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$26,669	(26,669)	—	26,669	(26,669)	—
Patents, trademarks and other	19,368	(11,951)	7,417	19,368	(11,422)	7,946
Leasehold rights	2,287	(1,308)	979	2,319	(1,264)	1,055
Unamortized prior service cost	2,138	—	2,138	2,138	—	2,138

	$50,462	(39,928)	10,534	50,494	(39,355)	11,139

Intangibles not subject to amortization
Tradenames	$106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	6,761	(3,076)	3,685	6,401	(3,094)	3,307

	$113,759	(25,931)	87,828	113,399	(25,949)	87,450

Total	$164,221	(65,859)	98,362	163,893	(65,304)	98,589

During the three months ended April 30, 2004, the Company acquired intangibles from the additional purchase of the minority interest in its Singapore subsidiary of $378; there were no other significant acquisitions of intangibles assets.  Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets.  Amortization expense (not including impairment provisions) for intangible assets for the three months ended April 30, 2004 and 2003 was $590 and $322, respectively.  Future amortization expense for the net carrying amount of intangible assets at April 30, 2004 is estimated to be $1,747 for the remainder of fiscal 2005, $2,296 in fiscal 2006, $2,064 in fiscal 2007, $1,945 in fiscal 2008, $48 in fiscal 2009 and $296 beyond fiscal 2009.

6.             Debt

Debt consisted of the following:

	April 30, 2004	January 31, 2004

10¾% Senior Subordinated Notes (a)	$322,861	322,861
Other obligations(b)	9,170	9,368
Capital lease obligations	747	916
Series B Notes (c)	532	532

Total debt	333,310	333,677
Less short-term debt and current installments of long-term obligations	(7,922)	(7,792)

Long-term obligations less current installments	$325,388	325,885

(a)           Subsequent to April 30, 2004, the Company retired $14,600 of the 10 ¾% Senior Subordinated Notes (the “10 ¾% Notes”) through an open market purchase at a price of 103.50% of the principal amount.  The premium of $511 will be charged to expense during the three months ended July 31, 2004.

On May 25, 2004, the Company commenced an offer to purchase and consent solicitation for the purpose of retiring and refinancing the remaining principal balance of the 10¾% Notes of $308,261.  The purchase price for each $1 principal amount of 10¾% Notes validly tendered and not revoked on or prior to the expiration date of the offer to purchase will be $1.02267. The expiration date is currently scheduled to occur on June 22, 2004.  Holders who validly tender their 10¾% Notes will also be paid accrued and unpaid interest up to but not including the date of payment for the tendered 10¾% Notes.  As part of the offer to purchase, the Company also sought the consent of the holders of the 10 ¾% Notes to certain amendments to the indenture governing the terms of the 10¾% Notes.  As of June 8, 2004, the expiration date of the consent solicitation, the Company received the requisite consents from a majority of the holders of the 10¾% Notes and the amendments to the indenture became effective.  The effect of these amendments is to eliminate substantially all of the restrictive covenants from the indenture.  On June 9, 2004, in connection with the expiration of the consent solicitation, the Company made a consent payment for consents which were validly delivered and not revoked prior to the expiration of the consent solicitation in the amount of $.02 per $1 principal amount of tendered 10¾% Notes, or approximately $4,800 in aggregate consent payments.  Holders who validly tender their 10¾% Notes after June 8, 2004 but before the expiration date of the offer to purchase will receive only the purchase price for the 10¾% Notes but not the consent payment.

The Company currently intends to redeem on or after June 15, 2004, at a redemption price of 103.5833% of the face value of the 10¾% Notes, any 10¾% Notes not tendered pursuant to the offer to purchase and consent solicitation.  In connection with the retirement of the 10¾% Notes, an estimated $13,100 of tender premiums will be charged to expense during the three months ended July 31, 2004.  Additionally, approximately $4,400 of unamortized issuance costs related to the 10¾% Notes will be charged to expense during the three months ended July 31, 2004.

To refinance the 10¾% Notes and to pay the tender premiums, on June 9, 2004 the Company issued €100,000 Floating Rate Senior Notes due 2010 and $205,000 8 7/8% Senior Subordinated Notes due 2011.  Interest on the euro floating rate senior notes will be payable on March 1, June 1, September 1 and December 1 of each year and will be reset each quarterly period based on three-month EURIBOR plus 4.375%.  Interest on the senior subordinated notes will be payable on June 1 and December 1 of each year.  The euro floating rate notes will rank equally in right of payment with our existing and future senior debt.  The senior subordinated notes will rank subordinate in right of payment to our existing and future senior debt. The indentures under which the senior notes and the senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.  Both note issuances will be redeemable at the option of the Company at various dates and redemption prices as set forth in the indentures.

(b)           Other obligations consist of various notes payable to banks by foreign subsidiaries.  The obligations bear interest at varying rates and mature through 2006.

(c)           The Series B Senior Subordinated Notes bear interest at 11 1/8% per annum which is payable semiannually with principal due July 15, 2005.  The Company expects to redeem these notes on or about June 22, 2004.

7.             Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three Months Ended April 30,
	2004	2003

Net gain (loss) from foreign currency forward delivery contracts	$1,730	(370)
Gain on disposition of fixed assets, net	964	2,037
Bank loan amendment fees	—	(930)
Foreign currency transaction gains (losses)	203	(150)
Pension expense (a)	(695)	(403)
Other, net	(590)	(497)

	$1,612	(313)

(a)           Pension expense included in other income (expense) - net relates to the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company’s operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993.

8.             Employee Stock Options

The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan and 75,000,000 shares for the granting of options under the FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the 2004 Form 10-K for a description of such plans.

At April 30, 2004, the Company had outstanding options for a total of 1,615,900 shares at option prices ranging from $2.62 to $10.00 per share. Options for 1,272,990 shares were exercisable at April 30, 2004 at a weighted average exercise price of $6.52 per share. There were no options exercised during the three months ended April 30, 2004.

On April 19, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) and a British Virgin Islands corporation formed by a trust established by the CEO for the benefit of himself and his family, to issue to such corporation options to purchase 30,000,000 shares of the Company’s common stock.  The exercise price for 15,000,000 of the options is $0.35 per share and the exercise price for 15,000,000 of the options is $0.70 per share.  The options will vest over a five-year period commencing with the date of the CEO’s employment.  Vesting is subject to the Company’s performance with respect to certain performance criteria.  The issuance of the options is subject to stockholder approval of an amendment to the Company’s 1999 Stock Option Plan to permit the issuance of options to a corporation, which is expected to be obtained at the June 15, 2004 annual meeting of the Company’s stockholders.  The Company recorded stock compensation expense of $445 during the three months ended April 30, 2004 related to these options.

9.             Pension and Other Employee Benefits

The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended April 30,
	2004	2003	2004	2003
Service cost	$368	505	79	110
Interest cost	3,034	4,379	217	199
Expected return on plan assets	(3,500)	(5,239)	—	—
Amortization of prior service cost	61	84	(67)	(67)
Amortization of the net (gain) loss	634	134	(71)	(10)
Net periodic benefit cost (income)	$597	(137)	158	232

The Company previously disclosed in its financial statement for the year ended January 31, 2004, that it expected to contribute $1,000 to its unfunded postretirement pension plans in 2004.  As of April 30, 2004, $153 of contributions have been made.

The Company’s retiree medical plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Medicare Act”), signed into law in December 2003.  In accordance with FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the effects of the Medicare Act on our medical plans have not been included in the measurement of our net periodic postretire benefit cost for the first quarter of fiscal 2005.  Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require us to revise previously reported information and may require us to amend the plans to benefit from the Medicare Act.  We expect the total effect to be insignificant.

10.          Segment Information

The Company’s operations consist of the manufacture and distribution of luggage and other travel-related products, the licensing of the Company’s brand names and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: Europe; The Americas, which includes the United States wholesale and retail operations and “Other Americas” which includes Canada and Latin America; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company, and corporate overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Because the operations of the U.S. Wholesale and Retail segments are closely related, certain intercompany expense allocations between the two segments are not representative of actual costs to operate those segments. Additionally, certain overhead expenses, which benefit the U.S. Wholesale and Retail segments, are included in other operations.  Certain fiscal 2004 data has been reclassified to conform to the fiscal 2005 presentation.

Segment information for the three months ended April 30, 2004 and 2003 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
2004
Revenues from external customers	$92,149	42,781	27,206	11,111	20,702	4,245	—	198,194
Intersegment revenues	$715	6,826	—	20	1,715	—	(9,276)	—
Operating income (loss)(a)	$5,292	(443)	538	759	3,734	(3,552)	38	6,366
Total assets	$227,837	71,200	31,607	35,171	44,970	262,058	(155,523)	517,320
2003
Revenues from external customers	$74,181	34,074	23,035	9,117	17,156	4,338	—	161,901
Intersegment revenues	$1,586	7,323	—	—	2,148	—	(11,057)	—
Operating income (loss)(a)	$6,784	196	(1,195)	202	3,419	1,035	(24)	10,417
Total assets	$203,645	92,181	21,128	33,860	38,115	259,092	(155,864)	492,157

(a)           Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangibles are included in other operations.

11.          Litigation, Commitments and Contingencies

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended April 30, 2004 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 for significant events occurring in the first quarter of fiscal 2005.  The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

The Company’s operations consist primarily of the manufacture and sale of luggage, business and computer cases, and casual bags.  The Company also licenses its brand names and is involved with the design and sale of apparel.

The Company’s consolidated revenues increased to $198.2 million for the three months ended April 30, 2004 from $161.9 million in the first quarter of the prior year, an increase of $36.3 million, or 22.4%.  Approximately $12.7 million of that increase is a result of the stronger euro currency in fiscal 2005 compared to fiscal 2004.  The remaining increase in sales is due to improved worldwide travel conditions compared to the first quarter of the previous year, which was adversely affected by the beginning of armed conflict in the Middle East and the SARS epidemic scare which depressed sales, particularly in Asia. In addition to an improvement in these conditions, the economies in the United States, Other Americas, and parts of Asia have shown signs of recovery throughout the first quarter.

Selling, general and administrative expenses increased to $77.9 million in the current fiscal year from $61.5 million in fiscal 2004.  Approximately $4.3 million of the $16.4 million increase is due to the stronger euro currency while the remainder relates primarily to the increase in sales levels, expanded European retail operations, higher advertising expenses, higher audit and consulting expenses and severance costs.

The Company’s net loss before preferred stock dividends decreased to $3.7 million this year from $4.0 million in the first quarter of last year.  The current year net loss is after the deduction of restructuring and impairment charges of $4.1 million and approximately $1.4 million of severances expenses related to the former chief executive officer whose employment was terminated by mutual agreement with the Company.  The improvement in net loss from the previous year is primarily due to the aforementioned improvement in sales and related improvement in gross profit, a reduction in interest expense of $2.0 million, and an increase in other income (expense) of $1.9 million primarily due to an increase in realized and unrealized gains on hedging activities related to hedges on earnings of the European subsidiaries.

Results of Operations

The Company analyzes its net sales and operations by the following divisions: (i) ”Europe” operations which include its European sales, manufacturing and distribution, wholesale and retail operations; (ii) the “Americas” operations which include wholesale and retail sales and distribution operations and corporate headquarters in the United States, and “Other Americas” operations which include operations in Canada and Latin America; (iii) ”Asian” operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

Three Months Ended April 30, 2004 (“fiscal 2005” or “current year”) Compared to Three Months Ended April 30, 2003 (“fiscal 2004” or “prior year”)

Sales.  The following is a summary of the Company’s revenues by operating segment.

	Three months ended April 30,
	2004	2003
	(in millions)
Europe	$92.1	74.1
Americas	81.1	66.2
Asia	20.7	17.1
Licensing	4.3	4.5

Total Revenue	$198.2	161.9

Consolidated net sales increased to $198.2 million in fiscal 2005 from $161.9 million in fiscal 2004, an increase of $36.3 million or approximately 22.4%.  Fiscal 2005 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar.  Without the effect of the exchange rate difference, fiscal 2005 sales would have increased by $23.7 million or approximately 15.0% compared to the first quarter of the prior year.

Sales from Europe operations increased to $92.1 million in fiscal 2005 from $74.1 million in fiscal 2004, an increase of $18.0 million or 24.3%.  Expressed in the local European reporting currency (euros), fiscal 2005 sales increased by 7.2%, or the U.S. constant dollar equivalent of $5.3 million, compared to fiscal 2004.  The local currency sales increase in Europe is due primarily to the rebound of sales compared to depressed sales levels of last year caused by the Iraq war, which resulted in significant damage to Europe’s travel market and lower sales of travel related products in the prior year. Sales were also higher compared to prior year due to increased casual bag sales.

Sales from the Americas operations increased to $81.1 million in fiscal 2005 from $66.2 million in fiscal 2004, an increase of $14.9 million or 22.5%.  U.S. Wholesale sales for the first quarter increased by $8.7 million from the prior year to $42.8 million, U.S. Retail sales increased by $4.2 million to $27.2 million, and sales in the Other Americas operations increased by $2.0 million from the prior year to $11.1 million.  U.S. Wholesale sales increased primarily due to higher sales in the traditional (department and military sales) original equipment manufacturer and exclusive label channels, offset by lower sales in the warehouse club channel.  Same store sales increased by 21.4% in the first quarter of fiscal 2005 compared to fiscal 2004. The number of stores open at April 30, 2004 and 2003 was 193 and 198, respectively.

First quarter sales from Asian operations of $20.7 million were $3.6 million higher than the prior year sales, an increase of 21.0%.  Sales in all of the Asian operations posted gains during the first quarter.  The sales increase is primarily a result of low sales in the prior year due to the SARS outbreak.

Gross profit.  Consolidated gross margin increased by 0.3 percentage points, to 44.9% in fiscal 2005 from 44.6% in fiscal 2004.

Gross margins from European operations increased 2.3 percentage points from the prior year to 43.3% in fiscal 2005.  Higher European gross margins are due primarily to favorable changes in purchase price variances due to the strengthening of the euro relative to the U.S. dollar.

Gross margin percentage for the Americas decreased by 0.7 percentage points, to 42.3% in fiscal 2005 from 43.0% in fiscal 2004.  U.S. Wholesale gross margin percentage decreased to 32.2% in the current year from 33.7% in the prior year.  The decrease in the U.S. Wholesale gross margin percentage is primarily due to increased sales to discounters with smaller margins.  U.S. Retail gross profit margins were approximately equal to the prior year at 57.2% in fiscal 2005 compared to 57.3% in fiscal 2004. Gross margins for Other Americas increased to 45.1% in fiscal 2005 from 42.1% in fiscal 2004 due to increased margins on new products and softside luggage.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A increased by $16.4 million from fiscal 2004 to fiscal 2005.  As a percent of sales, SG&A was 39.3% in fiscal 2005 and 38.0% in fiscal 2004.  SG&A increased $4.3 million due to the exchange rate difference.

SG&A for Europe increased by $7.6 million, of which $4.3 million relates to the exchange rate difference. The remaining $3.3 million increase reflects the cutbacks taken in the prior year due to actions taken during the beginning of the Iraq war to reduce advertising and other operational expenses. In addition, compared to the first quarter of fiscal 2004, the number of company-owned retail stores in Europe increased by eleven stores.

SG&A for the Americas increased by approximately $3.5 million, which is primarily the result of a $2.3 million increase for U.S. Wholesale. The increase for U.S. Wholesale is related to higher warehouse, administrative, marketing and pension expenses in fiscal 2005 compared to the prior year when SG&A was also cutback due to the war in Iraq. The increase in Other Americas of $0.6 million and U.S. Retail of $0.6 million is consistent with the increase in sales. SG&A for Corporate and Other increased by $4.1 million primarily due to the former chief executive officer’s severance of $1.4 million, an increase in audit, legal and consulting fees, stock option expense for options issued to the new chief executive officer, as well as an increase in incentive compensation expense. Increase in SG&A for Asia of $1.1 million is consistent with the increase in sales for the quarter.

Provision for Restructuring Operations and Asset Impairment Charge. The provision for restructuring of $3.4 million during the first quarter of fiscal 2005 is the result of the closure of the Tres Cantos, Spain manufacturing plant and severance costs associated with approximately 40 positions that will be eliminated. An asset impairment provision of $0.7 million was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse.

Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs was $2.0 million lower than the prior year at $9.8 million due to lower debt levels as a result of the July 31, 2003 recapitalization.

Other Income (Expense)—Net.  The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Three months ended April 30,
	2004	2003
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts used to hedge results of European operations	$1.7	(0.4)
Gain on disposition of fixed assets, net	1.0	2.0
Bank loan amendment fees	—	(0.9)
Foreign currency transaction gains (losses)	0.2	(0.1)
Pension costs	(0.7)	(0.4)
Other, net	(0.6)	(0.5)

	$1.6	(0.3)

Other income (expense) - net increased by $1.9 million. Gains from foreign currency forward delivery contracts used to hedge results of European operations increased by $2.1 million and bank loan amendment fees and foreign currency transaction losses decreased by a combined $1.2 million. These increases were offset by the decrease in gain on disposition of fixed assets of $1.0 million. The gain on sale of fixed assets in fiscal 2005 is from the sale of the Tres Cantos manufacturing facility in Spain.

Income tax expense.  Income tax expense decreased to $1.1 million in fiscal 2005 from $2.2 million in fiscal 2004.  The decrease in income tax expense is due primarily to the decrease in taxable income from European operations compared to the prior year.  The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends and accretion of preferred stock discount.  This item represents the accrual of cumulative dividends on the previously outstanding senior redeemable preferred stock and convertible preferred stock and the accretion of the original issue discount over the original twelve-year term of the senior redeemable preferred stock.  Effective with the closing of the recapitalization on July 31, 2003, the then existing senior redeemable preferred stock with a dividend rate of 13 7/8% was converted into a combination of shares of convertible preferred stock with an initial 8% dividend rate, shares of common stock and warrants to purchase common stock.

Net loss to common stockholders.  This amount represents net income reduced for dividends payable and the accretion of discount on the senior redeemable preferred stock and the convertible preferred stock and is the amount used to calculate net loss per common share.  The net loss to common stockholders declined to $7.1 million in fiscal 2005 from $15.6 million in fiscal 2004; the net loss per common share declined to $0.03 in fiscal year 2005 from $0.79 per share in fiscal 2004. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2005 and 2004 was 224,705,324 and 19,865,573, respectively. The Company had 224,705,324 shares of common stock outstanding as of April 30, 2004. The increase in weighted average shares outstanding was due to 204.8 million common shares issued in the July 31, 2003 recapitalization.

Liquidity and Capital Resources

At April 30, 2004, the Company had consolidated cash of $41.4 million and working capital of $150.9 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flows from operations and borrowing availability under its senior credit facility. During the three months ended April 30, 2004, the Company’s cash flow from operations was $15.6 million compared to $(5.2) million used in fiscal 2004.  During the first quarter fiscal 2005, the Company’s cash flow from operations together with amounts available under its credit facilities was sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and 22 million euros for its European subsidiary. The borrowing base under the U.S. facility is generally calculated monthly as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for real estate and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At April 30, 2004, these borrowing base calculations resulted in $35.0 million available for borrowing in the U.S. and 22 million euros available for borrowing by the European subsidiary. At April 30, 2004, the Company had $5.5 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $29.5 million. At April 30, 2004, no amounts were outstanding under the European portion of the facility.

The Company’s results of operations and cash flows are particularly sensitive to any events, which affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats such as SARS, or any other event which reduces or restricts travel. Any event, which would have the effect of depressing results of operations or cash flows, could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

Subsequent to April 30, 2004, the Company retired $14.6 million of its 10¾% Senior Subordinate Notes (the “10¾% Notes”) through an open market purchase at a price of 103.50% of the principal amount.  The premium of $0.5 million will be charged to expense during the three months ended July 31, 2004.

On May 25, 2004, the Company commenced an offer to purchase and consent solicitation for the purpose of retiring and refinancing the remaining principal balance of the 10¾% Notes of $308.3 million.  The purchase price for each $1,000 principal amount of 10¾% Notes validly tendered and not revoked on or prior to the expiration date of the offer to purchase will be $1,022.67. The expiration date is currently scheduled to occur on June 22, 2004.  Holders who validly tender their 10¾% Notes will also be paid accrued and unpaid interest up to but not including the date of payment for the tendered 10¾% Notes.  As part of the offer to purchase, the Company also sought the consent of the holders of the 10 ¾% Notes to certain amendments to the indenture governing the terms of the 10¾% Notes.  As of June 8, 2004, the expiration date of the consent solicitation, the Company received the requisite consents from a majority of the holders of the 10¾% Notes and the amendments to the indenture became effective.  The effect of these amendments is to eliminate substantially all of the restrictive covenants from the indenture.  On June 9, 2004, in connection with the expiration of the consent solicitation, the Company made a consent payment for consents which were validly delivered and not revoked prior to the expiration of the consent solicitation in the amount of $20.00 per $1,000 principal amount of tendered 10¾% Notes, or approximately $4.8 million in aggregate consent payments.  Holders who validly tender their 10¾% Notes after June 8, 2004 but before the expiration date of the offer to purchase will receive only the purchase price for the 10¾% Notes but not the consent payment.

The Company currently intends to redeem on or after June 15, 2004, at a redemption price of 103.5833% of the face value of the 10¾% Notes, any 10¾% Notes not tendered pursuant to the offer to purchase and consent solicitation.  In connection with the retirement of the 10¾% Notes, an estimated $13.1 million of tender premiums will be charged to expense during the three months ended July 31, 2004.  Additionally, approximately $4.4 million of unamortized issuance costs related to the 10¾% Notes will be charged to expense during the three months ended July 31, 2004.

To refinance the 10¾% Notes and to pay the tender premiums, on June 9, 2004 the Company issued €100 million Floating Rate Senior Notes due 2010 and $205 million 8 7/8% Senior Subordinated Notes due 2011.  Interest on the euro floating rate senior notes will be payable on March 1, June 1, September 1 and December 1 of each year and will be reset each quarterly period based on three-month EURIBOR plus 4.375%.  Interest on the senior subordinated notes will be payable on June 1 and December 1 of each year.  The euro floating rate notes will rank equally in right of payment with our existing and future senior debt.  The senior subordinated notes will rank subordinate in right of payment to our existing and future senior debt. The indentures under which the senior notes and the senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distribution, issue capital stock, make investment, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.  Both note issuances will be redeemable at the option of the Company at various dates and redemption prices as set forth in the indentures.

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of April 30, 2004 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental and have not changed significantly since January 31, 2004.  The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and our significant accounting policies are summarized in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The Company’s accounting for inventory at the lower of cost or market value, accruals for allowances for doubtful accounts, impairment of long-lived assets, impairment of intangible assets not being amortized, accruals for restructuring activities and U.S. defined benefit pension plan involve accounting policies which are most affected by management’s judgment and the use of estimates. These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Forward Looking Statements

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and other places in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can often be recognized by words such as “may,” “will,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “expect” and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause our actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the impact of the terrorist attacks or related events on economic, political and public safety conditions that impact consumer confidence and spending; the spread of the SARS disease or other events which affect travel levels; armed conflicts in the Middle East and other regions; general economic and business conditions, including foreign currency fluctuations; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

We undertake no obligation to update or revise these forward-looking statements as conditions change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company’s strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

At April 30, 2004, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $101.5 million compared to approximately $104.8 million at January 31, 2004. Contracts outstanding at April 30, 2004 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the three months ended April 30, 2004 would be approximately $8.6 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by exchange gains.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2004 and continues to be comprised primarily of the Company’s outstanding publicly traded senior subordinated notes having a face amount of $322.9 million. At January 31, 2004, the quoted market price of these notes was $104.50 per $100.00 of principal; at April 30, 2004, the quoted market price of these notes was $104.00 per $100.00 of principal.

ITEM 4. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)          Changes in Internal Control Over Financial Reporting .

There has not been any change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5—Other Information - None.

Item 6—Exhibits and Reports on Form 8-K

(a)           See Exhibit Index.

(b)           Form 8-K dated March 3, 2004

Item 9. Regulation FD Disclosure

Form 8-K dated March 22, 2004

Item 12. Results of Operations and Financial Condition

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)

	By:	/s/ RICHARD H. WILEY
Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer and Secretary

Date: June 14, 2004

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

4.3	Warrant Agreement to Purchase Common Stock of the Company.(4)
10.1	Advisory Agreement between the Company and ACOF Management entered into as of April 1, 2004.
10.2	Advisory Agreement between the Company and Bain Capital (Europe) LLC entered into as of April 1, 2004.
10.3	Advisory Agreement between the Company and Ontario Teacher’s Pension Plan Board entered into as of April 1, 2004.
10.4	Consulting Agreement between Samsonite Europe N.V. and Marcello Bottoli, dated as of March 3, 2004.(6)
10.5	Employment Agreement between Samsonite Corporation and Marcello Bottoli, dated as of March 2, 2004.(6)
10.6	Stock Option Agreement between Samsonite Corporation, Marcello Bottoli and Stonebridge Development Limited.(7)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1997 (File No. 0-23214).

(2)           Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).

(3)           Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-61521).

(4)           Incorporated by reference from the Company’s Definitive Proxy Statement filed June 30, 2003.

(5)           Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (File No. 0-23214).

(6)           Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-23214).

(7)           Incorporated by reference from Proxy Statement filed May 11, 2004.