Form 10-Q
period 2004-07-31
SAMSONITE CORP/FL
filed 2004-09-14
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 224,834,708 shares of common stock, par value $0.01 per share, as of September 10, 2004

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements
Unaudited Consolidated Balance Sheets as of July 31, 2004 and January 31, 2004
Unaudited Consolidated Statements of Operations for the three months ended July 31, 2004 and 2003
Unaudited Consolidated Statements of Operations for the six months ended July 31, 2004 and 2003
Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the six months ended July 31, 2004
Unaudited Consolidated Statements of Cash Flows for the six months ended July 31, 2004 and 2003
Unaudited Notes to Consolidated Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements
Item 3: Quantitative And Qualitative Disclosures About Market Risk
Item 4: Controls and Procedures

PART II—OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Changes in Securities
Item 3: Defaults upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
Signature
Certifications
Index to Exhibits

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements”.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of July 31, 2004 and January 31, 2004

(In thousands)

	July 31, 2004	January 31, 2004

Assets
Current assets:
Cash and cash equivalents	$25,237	29,524
Trade receivables, net of allowances for doubtful accounts of $7,717 and $7,809	81,736	76,246
Notes and other receivables	19,253	14,471
Inventories (Note 3)	139,111	132,376
Deferred income tax assets	1,887	1,471
Prepaid expenses and other current assets	24,467	21,616

Total current assets	291,691	275,704

Property, plant and equipment, net (Note 4)	105,636	114,471
Intangible assets, less accumulated amortization of $66,302 and $65,304 (Note 5)	97,767	98,589
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	15,516	13,124

	$510,610	501,888

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of July 31, 2004 and January 31, 2004

(In thousands, except share data)

	July 31, 2004	January 31, 2004

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 6)	$5,960	6,110
Current installments of long-term obligations (Note 6)	1,502	1,682
Accounts payable	59,079	52,976
Accrued liabilities	68,580	65,694

Total current liabilities	135,121	126,462
Long-term obligations, less current installments (Note 6)	344,834	325,885
Deferred income tax liabilities	10,540	11,039
Other non-current liabilities	54,620	49,202

Total liabilities	545,115	512,588
Minority interests in consolidated subsidiaries	12,612	12,132
Stockholders’ equity (deficit) (Note 8):
Preferred stock	173,186	166,498
Common stock	2,352	2,352
Additional paid-in capital	768,433	768,433
Accumulated deficit	(536,731)	(507,975)
Accumulated other comprehensive loss	(34,357)	(32,140)
	372,883	397,168
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ deficit	(47,117)	(22,832)

Commitments and contingencies (Notes 6, 8, 9 and 11)
	$510,610	501,888

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended July 31, 2004 and 2003

(In thousands, except per share data)

	Three Months Ended July 31,
	2004	2003

Net sales (Note 1E)	$222,357	192,191
Cost of goods sold	120,516	107,920

Gross profit	101,841	84,271
Selling, general and administrative expenses	86,531	65,277
Amortization of intangible assets	589	325
Provision for restructuring operations (Note 2)	684	—

Operating income	14,037	18,669
Other income (expense):
Interest income	133	83
Interest expense and amortization of debt issue costs and premium	(9,387)	(11,514)
Other income (expense) —net (Note 7)	(19,899)	(5,137)

Income (loss) before income taxes and minority interest	(15,116)	2,101
Income tax expense	(2,188)	(3,132)
Minority interest in losses (earnings) of subsidiaries	(1,040)	(1,284)

Net loss	(18,344)	(2,315)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(3,358)	(12,907)

Net loss to common stockholders	$(21,702)	(15,222)

Weighted average common shares outstanding—basic and diluted	224,705	22,092

Net loss per common share—basic and diluted	$(0.10)	(0.69)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the six months ended July 31, 2004 and 2003

(In thousands, except per share data)

	Six Months Ended July 31,
	2004	2003

Net sales (Note 1E)	$420,551	354,093
Cost of goods sold	229,778	197,572

Gross profit	190,773	156,521
Selling, general and administrative expenses	164,446	126,788
Amortization of intangible assets	1,179	647
Asset impairment charge (Note 2)	671	—
Provision for restructuring operations (Note 2)	4,074	—

Operating income	20,403	29,086
Other income (expense):
Interest income	230	171
Interest expense and amortization of debt issue costs and premium	(19,168)	(23,303)
Other income (expense) —net (Note 7)	(18,287)	(5,449)

Income (loss) before income taxes and minority interest	(16,822)	505
Income tax expense	(3,291)	(5,309)
Minority interest in losses (earnings) of subsidiaries	(1,955)	(1,497)

Net loss	(22,068)	(6,301)
Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	(6,688)	(24,539)

Net loss to common stockholders	$(28,756)	(30,840)

Weighted average common shares outstanding—basic and diluted	224,705	20,979

Net loss per common share—basic and diluted	$(0.13)	(1.47)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

and Comprehensive Loss for the six months ended July 31, 2004

(In thousands, except share amounts)

	Preferred Stock (1)	Common Stock (2)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Compre- hensive Loss	Treasury Stock

Balance, February 1, 2004	$166,498	2,352	768,433	(507,975)	(32,140)		(420,000)
Net loss	—	—	—	(22,068)		(22,068)	—
Unrealized gain on cash flow hedges (net of income tax effect of $279)	—	—	—	—	642	642	—
Reclassification adjustment for losses included in net loss (net of income tax effect of $346)	—	—	—	—	635	635	—
Foreign currency translation adjustment	—	—	—	—	(3,494)		—

Comprehensive loss	—	—	—	—	—	(20,791)	—

Senior redeemable preferred stock dividends and accretion of senior redeemable preferred stock discount	6,688	—	—	(6,688)	—		—

Balance, July 31, 2004	$173,186	2,352	768,433	(536,731)	(34,357)		(420,000)

(1)   $.01 par value; 2,000,000 shares authorized; 159,982 shares issued and outstanding at July 31, 2004 and January 31, 2004.

(2)   $.01 par value; 1,000,000,000 shares authorized; 235,205,324 shares issued at July 31, 2004 and January 31, 2004 and 224,705,324 shares outstanding at July 31, 2004 and January 31, 2004.

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the six months ended July 31, 2004 and 2003

(In thousands)

	Six Months Ended July 31,
	2004	2003

Cash flows provided by (used in) operating activities:
Net loss	$(22,068)	(6,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-operating loss (gain) items:
Gain on disposition of fixed assets, net	(703)	(2,047)
Depreciation and amortization of property, plant and equipment	9,487	9,167
Amortization of intangible assets	1,179	647
Amortization of debt issue costs and premium	1,177	1,971
Provision for doubtful accounts	712	40
Provision for restructuring operations	4,074	—
Asset impairment charge	671	—
Pension and other post retirement benefit plan losses, net	1,564	436
Write-off of deferred financing costs	4,058	—
Changes in operating assets and liabilities:
Trade and other receivables	(12,258)	238
Inventories	(8,514)	(66)
Prepaid expenses and other current assets	(3,877)	122
Accounts payable and accrued liabilities	8,261	(13,390)
Other—net	3,116	(4,558)

Net cash used in operating activities	$(13,121)	(13,741)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the six months ended July 31, 2004 and 2003

(In thousands)

	Six Months Ended July 31,
	2004	2003

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(5,630)	(5,423)
Proceeds from sale of assets held for sale and property and equipment	2,917	3,327
Other, net	(379)	—

Net cash used in investing activities	(3,092)	(2,096)

Cash flows provided by (used in) financing activities:
Net change in short-term obligations	(33)	3,447
Issuance of floating rate and 8 7/8% senior notes	325,810	—
Repurchase of 10 3/4% and 11 1/8% Notes	(323,393)	—
Net borrowings (payments) on other long-term obligations	16,926	(84,497)
Proceeds from issuance of convertible preferred stock	—	106,000
Issuance costs of floating rate and 8 7/8% senior notes in the current year and convertible preferred stock and new senior credit facility in the prior year	(7,535)	(14,152)
Other, net	666	512

Net cash provided by financing activities	12,441	11,310

Effect of exchange rate changes on cash and cash equivalents	(515)	(2,413)

Net decrease in cash and cash equivalents	(4,287)	(6,940)
Cash and cash equivalents, beginning of period	29,524	22,705

Cash and cash equivalents, end of period	$25,237	15,765

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,418	22,881

Cash paid during the period for income taxes	$2,862	4,892

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

Dollars and Euros in Thousands

1.             General

A.            Business

The principal activity of Samsonite Corporation and subsidiaries (the “Company”) is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite®, and American Tourister® brand names and other owned and licensed brand names. The principal luggage related product customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other products through its Company-owned stores. In addition, the Company licenses and distributes designer clothing and footwear in Europe, Asia and the United States.

B.            Interim Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of July 31, 2004 and results of operations for the three and six month periods ended July 31, 2004 and 2003. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Net income (loss) per common share is computed based on a weighted average number of shares of common stock outstanding during the period of 224,705,324 and 20,978,820 for the six months ended July 31, 2004 and 2003, respectively, and 224,705,324 and 22,092,066 for the three months ended July 31, 2004 and 2003, respectively. Basic earnings per share and earnings per share—assuming dilution are the same for the three and six months ended July 31, 2004 and 2003 because of the antidilutive effect of stock options and awards when there is a net loss to common stockholders. There are options to purchase 1,534,350 and 1,787,711 shares outstanding at July 31, 2004 and 2003, respectively; outstanding warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share at July 31, 2004; and warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share at July 31, 2004.

E.             Royalty Revenues

The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned of $3,994 and $4,567 for the three months ended July 31, 2004 and 2003, respectively, and $8,400 and $9,003 for the six months ended July 31, 2004 and 2003, respectively.

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

Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At July 31, 2004, cash flow hedges for forecasted foreign currency transactions extend until August 2005. The estimated amount of net gains from interest rate and foreign currency transactions expected to be reclassified into earnings within the next twelve months is $207. The amount ultimately reclassified into earnings is dependent on the effect of changes in interest rates and currency exchange rates over the next twelve months.

2.             Asset Impairment and Provision for Restructuring Operations

During the second quarter of fiscal 2005, the Company recorded a provision for restructuring of $684 related to the closure of the Nogales, Mexico production facility in July 2004. During the first quarter of fiscal 2005, the Company recorded a restructuring provision of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs recorded associated with approximately 40 positions that were eliminated.  An asset impairment provision of $671 was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse during the first quarter of fiscal 2005.

3.             Inventories

Inventories consisted of the following:

	July 31, 2004	January 31, 2004

Raw Materials	$20,621	20,281
Work in Process	3,778	4,208
Finished Goods	114,712	107,887

	$139,111	132,376

4.             Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2004	January 31, 2004

Land	$10,845	11,603
Buildings	79,317	82,744
Machinery, equipment and other	136,378	137,949
Computer software	12,942	12,895
	239,482	245,191
Less accumulated amortization and depreciation	(133,846)	(130,720)
	$105,636	114,471

5.             Intangible Assets

Intangible assets at July 31, 2004 and January 31, 2004 consisted of the following:

	July 31, 2004			January 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$26,669	(26,669)	—	26,669	(26,669)	—
Patents, trademarks and other	19,368	(12,479)	6,889	19,368	(11,422)	7,946
Leasehold rights	2,165	(1,253)	912	2,319	(1,264)	1,055
Unamortized prior service cost	2,138	—	2,138	2,138	—	2,138

	$50,340	(40,401)	9,939	50,494	(39,355)	11,139

Intangibles not subject to amortization
Tradenames	$106,999	(22,855)	84,144	106,998	(22,855)	84,143
Goodwill	6,730	(3,046)	3,684	6,401	(3,094)	3,307

	$113,729	(25,901)	87,828	113,399	(25,949)	87,450

Total	$164,069	(66,302)	97,767	163,893	(65,304)	98,589

In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” the Company discontinued amortizing goodwill and other intangibles, which have an indefinite life.  Such intangibles are tested for impairment annually.

During the six months ended July 31, 2004, the Company acquired intangibles from the additional purchase of the minority interest in its Singapore subsidiary of $378; there were no other significant acquisitions of intangibles assets.  Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets.  Amortization expense for intangible assets for the six months ended July 31, 2004 and 2003 was $1,179 and $647, respectively, and for the three months ended July 31, 2004 and 2003 was $589 and $325, respectively.  Future amortization expense for the net carrying amount of intangible assets at July 31, 2004 is estimated to be $1,175 for the remainder of fiscal 2005, $2,309 in fiscal 2006, $2,032 in fiscal 2007, $1,942 in fiscal 2008, $38 in fiscal 2009 and $305 beyond fiscal 2009.

6.             Debt

At July 31, 2004 and January 31, 2004 debt consisted of the following:

	July 31, 2004	January 31, 2004

Senior Credit Facility (a)	$17,684	—
Floating rate senior notes (b)	120,240	—
8 7/8% senior subordinated notes (b)	205,000	—
10 3/4% senior subordinated notes (b)	—	322,861
Other obligations(c)	8,666	9,368
Capital lease obligations	706	916
Series B Notes (d)	—	532

Total debt	352,296	333,677
Less short-term debt and current installments of long-term obligations	(7,462)	(7,792)

Long-term obligations less current installments	$344,834	325,885

(a)           The Company’s senior credit facility consists of a $60,000 multi currency revolving credit facility allocated to the U.S. and Europe in the amount of $35,000 and 22,026 euros ($25,000 as of July 31, 2003), respectively. The revolving credit facility matures on July 31, 2007.

The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000. At July 31, 2004, $35,000 of this portion of the facility was available for borrowing. At July 31, 2004, the Company had $4,595 of letters of credit outstanding under the U.S. portion of the revolving credit facility which reduced the net availability on the U.S. line of credit to $30,405. Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At July 31, 2004, approximately 14,500 euros, or $17,684, was outstanding under the European portion of the facility.

Borrowings under the revolving credit facility accrue interest at rates adjusted periodically depending on the Company’s financial performance as measured each fiscal quarter and interest rate market conditions. Additionally, the Company is required to pay a commitment fee of from 0.25% to 0.50% (depending on the Company’s financial performance) on the unused portion of the revolving credit facility.

The obligations under the U.S. portion of the revolving credit facility are secured by, among other things, the Company’s domestic real and personal property, guaranties from certain of its domestic subsidiaries, pledges of 100% of the capital stock of certain of its domestic subsidiaries, pledges of 66% of the capital stock of certain of its foreign subsidiaries and the personal property of certain of its domestic subsidiaries. The obligations under the European portion of the revolving credit facility are secured by, among other things, the collateral and guaranties securing the U.S. portion of the revolving credit facility and pledges of 100% of the capital stock of the Company’s European affiliates, S.C. Denmark ApS and SC International Holdings C.V.

The revolving credit facility contains financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the revolving credit facility, engage in transactions with its affiliates, make acquisitions, participate in certain mergers, or make distributions or cash dividend payments to its equity holders or with respect to its subordinated debt.

(b)           On May 21, 2004, the Company retired $14,600 of its 10 3/4% Senior Subordinate Notes (the “10 3/4% Notes”) through an open market purchase at a price of 103.50% of the principal amount.

On May 25, 2004, the Company commenced an offer to purchase and consent solicitation for the purpose of retiring and refinancing the remaining principal balance of the 10 3/4% Notes of $308,300.  Holders of the notes who tendered their notes prior to June 8, 2004 received a total tender offer consideration of $1.04267 per $1 of principal amount plus accrued and unpaid interest. Notes that remained outstanding following the expiration of the tender offer on June 8, 2004 were redeemed on July 11, 2004 at a redemption price of 103.5833% of the face value of the notes.

To refinance the 10 3/4% Notes and to pay the tender and redemption premiums, on June 9, 2004 the Company issued €100,000 floating rate senior notes due 2010 and $205,000 8 7/8% senior subordinated notes due 2011.  Interest on the euro floating rate senior notes will be payable on March 1, June 1, September 1 and December 1 of each year and will be reset each quarterly period based on three-month EURIBOR plus 4.375%.  Interest on the senior subordinated notes is payable on June 1 and December 1 of each year.  The euro floating rate notes rank equally in right of payment with the existing and future senior debt.  The senior subordinated notes rank subordinate in right of payment to the existing and future senior debt, including indebtedness under the existing credit facility and will rank equally in right of payment with any future subordinated indebtedness. The indentures under which the senior notes and the senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.  Both note issuances are redeemable at the option of the Company at various dates and redemption prices as set forth in the indentures.

A total of $13,700 of redemption premiums, tender and consent solicitation payments and dealer-manager fees were charged to other income (expense) during the six months ended July 31, 2004 in connection with the repurchase and retirement of the 10 3/4% notes. Additionally, a total of $7,500 deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. A total of $4,058 of unamortized deferred financing costs related to the original issuance of the 10 3/4% notes was written off to other income (expense).

(c)           Other obligations consist of various notes payable to banks by foreign subsidiaries.  The obligations bear interest at varying rates and mature through 2006.

(d)           The Company redeemed the Series B Senior Subordinated Notes that bear interest at 11 1/8% per annum on June 22, 2004.

7.             Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003

Net gain (loss) from foreign currency forward delivery contracts	$(528)	(507)	1,202	(877)
Gain (loss) on disposition of fixed assets, net	(261)	10	703	2,047
Write-off of deferred financing costs and bank loan amendment fees	(4,058)	(5,200)	(4,058)	(6,129)
Foreign currency transaction gains (losses)	(140)	781	63	632
Pension expense (a)	(695)	(403)	(1,390)	(806)
Redemption premium and expenses on 10 3/4% senior subordinated notes	(13,700)	—	(13,700)	—
Other, net	(517)	182	(1,107)	(316)

	$(19,899)	(5,137)	(18,287)	(5,449)

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

At July 31, 2004, the Company had outstanding options for a total of 1,534,350 shares at option prices ranging from $2.62 to $10.00 per share. Options for 1,280,690 shares were exercisable at July 31, 2004 at a weighted average exercise price of $6.51 per share. There were no options exercised during the six months ended July 31, 2004.

On April 19, 2004, the Company entered into an agreement with its Chief Executive Officer (“CEO”) and a British Virgin Islands corporation formed by a trust established by the CEO for the benefit of himself and his family, to issue to such corporation options to purchase 30,000,000 shares of the Company’s common stock.  The exercise price for 15,000,000 of the options is $0.35 per share and the exercise price for 15,000,000 of the options is $0.70 per share.  The options vest over a five-year period commencing with the date of the CEO’s employment.  Vesting is subject to the Company’s performance with respect to certain performance criteria.  The Company recorded stock compensation expense related to these options of $4,133 and $3,688 during the six months and three months ended July 31, 2004, respectively. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company applies the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Because of certain performance and exercise provisions of the options granted to the CEO, the Company is applying the variable accounting provisions of APB No. 25 to the options.

9.             Pension and Other Employee Benefits

The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended July 31,
	2004	2003	2004	2003
Service cost	$368	518	79	151
Interest cost	3,034	4,500	217	243
Expected return on plan assets	(3,500)	(5,384)	—	—
Amortization of prior service cost	61	87	(67)	(67)
Amortization of the net (gain) loss	634	138	(71)	(39)
Net periodic benefit cost (income)	$597	(141)	158	288

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended July 31,
	2004	2003	2004	2003
Service cost	$736	1,023	158	261
Interest cost	6,068	8,879	434	442
Expected return on plan assets	(7,000)	(10,623)	—	—
Amortization of prior service cost	122	171	(134)	(134)
Amortization of the net (gain) loss	1,268	272	(142)	(49)
Net periodic benefit cost (income)	$1,194	(278)	316	520

The Company previously disclosed in its consolidated financial statements for the year ended January 31, 2004, that it expected to contribute $1,000 to its unfunded postretirement pension plans in 2004.  As of July 31, 2004, $262 of contributions have been made.

The Company’s retiree medical plans provide prescription drug benefits that may be affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Medicare Act”), signed into law in December 2003.  In accordance with FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the effects of the Medicare Act on the medical plans have not been included in the measurement of the net periodic postretirement benefit cost for the second quarter of fiscal 2005.  Specific authoritative guidance from the FASB on the accounting for the federal subsidy is pending and that guidance, when issued, may require us to revise previously reported information and may require us to amend the plans to benefit from the Medicare Act.  We expect the total effect to be insignificant.

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

Segment information for the six and three months ended July 31, 2004 and 2003 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
Six months ended July 31, 2004
Revenues from external customers	$192,320	94,503	59,293	24,686	41,640	8,109	—	420,551
Intersegment revenues	$1,407	14,326	—	—	3,806	—	(19,539)	—
Operating income (loss)(a)	$13,979	1,114	4,001	2,420	7,552	(8,819)	156	20,403
Total assets	$229,228	69,248	32,155	37,878	41,940	255,589	(155,428)	510,610
2003
Revenues from external customers	$162,420	79,164	53,443	20,783	29,688	8,595	—	354,093
Intersegment revenues	$2,281	16,233	—	—	4,081	—	(22,595)	—
Operating income (loss)(a)	$18,118	2,657	723	1,371	5,088	1,812	(683)	29,086
Total assets	$217,057	89,439	22,317	37,327	33,388	268,247	(162,283)	505,492

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
Three months ended July 31, 2004
Revenues from external customers	$100,171	51,722	32,087	13,575	20,938	3,864	—	222,357
Intersegment revenues	$692	7,500	—	(20)	2,091	—	(10,263)	—
Operating income (loss)(a)	$8,687	1,557	3,463	1,661	3,818	(5,267)	118	14,037
Total assets	$229,228	69,248	32,155	37,878	41,940	255,589	(155,428)	510,610
2003
Revenues from external customers	$88,239	45,090	30,408	11,666	12,532	4,256	—	192,191
Intersegment revenues	$695	8,910	—	—	1,933	—	(11,538)	—
Operating income (loss)(a)	$11,334	2,103	1,894	1,151	1,669	197	321	18,669
Total assets	$217,057	89,439	22,317	37,327	33,388	268,247	(162,283)	505,492

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended July 31, 2004 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 for significant events occurring in the second quarter of fiscal 2005.  The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

The Company’s operations consist primarily of the manufacture and sale of luggage, business and computer cases, and casual bags.  The Company also licenses its brand names and is involved with the design and sale of apparel.

The Company’s consolidated revenues increased to $222.4 million for the three months ended July 31, 2004 from $192.2 million in the second quarter of the prior year, an increase of $30.2 million, or 15.7%.  Approximately $6.1 million of the increase for the quarter is a result of the stronger euro currency in fiscal 2005 compared to fiscal 2004.  The remaining increase in sales is due to improved worldwide travel activities compared to the second quarter of the previous year, which was adversely affected by the beginning of armed conflict in the Middle East and the SARS epidemic scare which depressed sales, particularly in Asia. In addition to an improvement in these conditions, the economies in the United States, Other Americas, and parts of Asia have been stronger throughout the first six months of fiscal 2005.

Operating income decreased by $4.6 million to $14.0 million for the three months ended July 31, 2004 compared to July 31, 2003. An increase in gross profit of $17.5 million compared to the prior year was offset by higher selling, general and administrative (“SG&A”) expenses of $21.2 million, and $0.9 million of higher restructuring and amortization expenses compared to the prior year.

SG&A increased due to increased marketing and advertising expenses of $7.1 million, non-cash stock compensation expense of $3.7 million, $2.2 million related to the translation rate for European SG&A, and $8.2 million related to other items, primarily higher variable selling expenses and higher consulting expenses.

The net loss increased by $16.0 million, from $2.3 million for the three months ended July 31, 2003 to $18.3 million for the three months ended July 31, 2004. In addition to the decrease in operating income from the prior year of $4.6 million, other expense increased by $14.8 million primarily due to $13.7 million of redemption premiums and expenses related to the refinancing of the Company’s 10 ¾% senior subordinated notes completed in July 2004. Interest expense decreased by $2.1 million due to the effects of the July 31, 2003 recapitalization.

The refinancing of the 10 3/4% senior subordinated notes was done through the issuance of 100 million of euro denominated floating rate senior notes due 2010 and $205 million of 8 7/8% senior subordinated notes due 2011.  The proceeds from these issuances along with cash on hand were used to retire the outstanding principal amount of the 10 3/4% notes and to pay redemption premiums and expenses of the refinancing.

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

Three Months Ended July 31, 2004 (“fiscal 2005” or “current year”) Compared to Three Months Ended July 31, 2003 (“fiscal 2004” or “prior year”)

Sales.  The following is a summary of the Company’s sales of luggage and travel related products by segment and total Company licensing revenues:

	Three months ended July 31,
	2004	2003
	(in millions)
Europe	$100.1	88.0
Americas	97.4	87.2
Asia	20.9	12.5
Licensing	4.0	4.5

Total Revenue	$222.4	192.2

Consolidated net sales increased to $222.4 million in the second quarter of fiscal 2005 from $192.2 million in fiscal 2004, an increase of $30.2 million or approximately 15.7%.  Fiscal 2005 sales were favorably impacted by $6.1 million due to the increase in the value of the euro compared to the U.S. dollar.  Without the effect of the exchange rate difference, second quarter fiscal 2005 sales would have increased by $24.1 million or approximately 12.5% compared to the second quarter of the prior year.

Sales from Europe operations increased to $100.1 million in the second quarter of fiscal 2005 from $88.0 million in fiscal 2004, an increase of $12.1 million or 13.7%.  Expressed in the local European reporting currency (euros), second quarter fiscal 2005 sales increased by 6.7%, or the U.S. constant dollar equivalent of $6.0 million, compared to fiscal 2004.  The overall increase is due primarily to the rebound of sales compared to reduced sales levels of last year caused by the Iraq war, which resulted in a reduced level of activity in European travel and lower sales of travel related products in the prior year.  Increased casual bag sales and increased advertising expenditures throughout Europe also contributed to the increase in sales. Europe’s retail sales increased as a result of the opening of eleven new stores over the prior year second quarter.

Sales from the Americas operations increased to $97.4 million in the second quarter of fiscal 2005 from $87.2 million in the second quarter of fiscal 2004, an increase of $10.2 million or 11.7%.  U.S. Wholesale sales for the second quarter increased by $6.6 million from the prior year to $51.7 million, U.S. Retail sales increased by $1.7 million to $32.1 million, and sales in the Other Americas operations increased by $1.9 million from the prior year to $13.6 million.  U.S. Wholesale sales increased primarily due to higher sales in the department store and mass merchant channels, partially offset by lower sales in the warehouse club channel.  Same store retail sales increased by 4.1% in the second quarter of fiscal 2005 compared to fiscal 2004. The number of stores open at July 31, 2004 and 2003 was 188 and 197, respectively. The increase in sales for Other Americas over prior year second quarter by $1.9 million is due primarily to sales increases in Canada and South America.  The Canadian travel industry was depressed in the prior year because of the SARS incidences in Toronto.

Second quarter sales from Asian operations of $20.9 million were $8.4 million higher than the prior year sales, an increase of 67.2%.  Sales in all of the Asian operations posted gains during the second quarter.  The sales increase is primarily a result of the recovery of economic conditions in the Asian market place and depressed sales in the prior year due to the effects of the SARS outbreak in the region on travel.

Gross profit.  Consolidated gross margin increased by 1.9 percentage points, to 45.8% in the second quarter of fiscal 2005 from 43.9% in fiscal 2004.

Gross margins from European operations increased 4.0 percentage points from the prior year to 45.3% in the second quarter of fiscal 2005.  Higher European gross margins are due primarily to favorable purchase costs due to the strengthening of the euro relative to the U.S. dollar as well as increased retail sales, which carry higher gross margins than wholesale sales.

Gross margin percentage for the Americas increased by 0.3 percentage points, to 43.0% in the second quarter of fiscal 2005 from 42.7% in the second quarter of fiscal 2004.  U.S. Wholesale gross margin percentage decreased to 32.2% in the current year from 32.8% in the prior year second quarter due to higher sales to discounters with smaller margins.  U.S. Retail gross profit margins increased to 59.4% in fiscal 2005 compared to 56.6% in fiscal 2004 due to increased mix of sales of core product lines with higher margins.  Gross margins for Other Americas were comparable to the prior year second quarter at 45.1%.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A increased by $21.2 million from second quarter fiscal 2004 to second quarter fiscal 2005.  As a percent of sales, SG&A was 38.9% in the second quarter of fiscal 2005 and 34.0% in fiscal 2004.  SG&A increased $2.2 million due to the exchange rate difference.

SG&A for Europe increased by $11.6 million, of which $2.2 million relates to the exchange rate difference. The remaining $9.4 million increase reflects the actions taken in the prior year at the beginning of the Iraq war to reduce advertising and other operational expenses as well as the impact of lower variable selling expenses in the prior year due to lower sales volumes.  Advertising expense for European operations increased by $5.9 million in the second quarter of fiscal 2005 over the prior year.  As sales and profitability have increased, certain variable expenses such as allowance for doubtful accounts, incentive bonuses, warehousing, selling, freight, warranty and other variable SG&A expenses have also increased.

SG&A for the Americas, including corporate headquarters, increased by approximately $7.4 million in the second quarter of fiscal 2005 compared to fiscal 2004. Within the Americas, SG&A for corporate headquarters increased by $5.4 million primarily due to a non-cash charge of $3.7 million for stock option compensation expense, increased expenses related to the requirements to comply with Sarbanes-Oxley, and various increased consulting expenses. National advertising expense for the Americas group increased by $0.7 million versus the prior year. The increase for U.S. Wholesale SG&A expense of $1.3 million is related to higher warehouse, administrative, marketing and pension expenses in fiscal 2005 compared to the prior year when discretionary SG&A expenses were reduced due to the war in Iraq.  The increase in SG&A for Asia of $2.2 million, for the Other Americas of $0.4 million and for U.S. Retail of $0.3 million is consistent with the increase in sales volumes in those divisions.

Provision for Restructuring Operations and Asset Impairment Charge. The provision for restructuring of $0.7 million during the second quarter of fiscal 2005 is the result of lease termination costs incurred in the second quarter of fiscal 2005 related to the closure of the Nogales, Mexico production facility.

Interest expense and amortization of debt issue costs.  Interest expense (net) and amortization of debt issue costs was $2.1 million lower than the prior year at $9.4 million due to lower debt levels as a result of the July 31, 2003 recapitalization.

Other Income (Expense)—Net.  The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Three months ended July 31,
	2004	2003
	(in millions)
Net loss from foreign currency forward delivery contracts used to hedge results of European operations	$(0.5)	(0.5)
Gain (loss) on disposition of fixed assets, net	(0.3)	—
Write-off of deferred financing costs and bank loan amendment fees	(4.1)	(5.2)
Foreign currency transaction gains (losses)	(0.1)	0.8
Pension costs	(0.7)	(0.4)
Redemption premium and expenses on 10 3/4% senior subordinated notes	(13.7)	—
Other, net	(0.5)	0.2

	$(19.9)	(5.1)

Other expense - net increased by $14.8 million primarily due to $13.7 million of redemption premiums paid upon the refinancing of the 10 3/4% senior subordinated notes.

Income tax expense.  Income tax expense decreased to $2.2 million in fiscal 2005 from $3.1 million in fiscal 2004.  The decrease in income tax expense is due primarily to the decrease in income from European operations compared to the prior year.  The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends and accretion of preferred stock discount.  This item represents the accrual of cumulative dividends and accretion of discount on the 13 7/8% senior redeemable preferred stock, which was retired as of July 31, 2003, and the accrual of cumulative dividends on the 8% convertible preferred stock since July 31, 2003.  The decrease in dividends of $9.6 million versus the prior year is due to the reduction in the coupon rate and the amount of outstanding preferred stock as a result of the July 31, 2003 recapitalization.

Net loss to common stockholders.  This amount represents net loss incurred for dividends payable and the accretion of discount on the senior redeemable preferred stock and the convertible preferred stock and is the amount used to calculate net loss per common share.  The net loss to common stockholders increased to $21.7 million in fiscal 2005 from $15.2 million in fiscal 2004; the net loss per common share declined to $0.10 in fiscal year 2005 from $0.69 per share in fiscal 2004. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2005 and 2004 was 224,705,324 and 22,092,066, respectively. The Company had 224,705,324 shares of common stock outstanding as of July 31, 2004. The increase in weighted average shares outstanding was due to 204.8 million common shares issued in the July 31, 2003 recapitalization.

Six Months Ended July 31, 2004 (“fiscal 2005” or “current year”) Compared to Six Months Ended July 31, 2003 (“fiscal 2004” or “prior year”)

Sales.  The following is a summary of the Company’s sales of luggage and travel related products by segment and total Company licensing revenues:

	Six months ended July 31,
	2004	2003
	(in millions)
Europe	$192.2	162.2
Americas	178.5	153.4
Asia	41.5	29.6
Licensing	8.4	8.9

Total Revenue	$420.6	354.1

Consolidated net sales increased to $420.6 million in fiscal 2005 from $354.1 million in fiscal 2004, an increase of $66.5 million or approximately 18.8%.  Fiscal 2005 sales were favorably impacted by $18.8 million due to the increase in the value of the euro compared to the U.S. dollar.  Without the effect of the exchange rate difference, fiscal 2005 sales would have increased by $47.7 million or approximately 13.5% compared to the six months ended July 31, 2003.

Sales from Europe operations increased to $192.2 million in fiscal 2005 from $162.2 million in fiscal 2004, an increase of $30.0 million or 18.5%.  Expressed in the local European reporting currency (euros), fiscal 2005 sales increased by 7.0%, or the U.S. constant dollar equivalent of $11.2 million, compared to fiscal 2004.  The local currency sales increase in Europe is due primarily to the rebound of sales this year compared to reduced sales levels of last year caused by the Iraq war, which resulted in significant damage to Europe’s travel market and lower sales of travel related products in the prior year, as well as the positive effects of advertising campaigns in several European countries.  This increase occurred despite slower sales in Germany due to prior year promotional orders from two major department stores that were not repeated in the current year.  Sales were also higher compared to prior year due to strong sales in the casual bag market, which increased by 31.3% compared to the prior year.  Sales were strongest in the first six months in the specialty leathergoods stores and retail channels, which was slightly offset by decreased sales to department stores.

Sales from the Americas operations increased to $178.5 million in fiscal 2005 from $153.4 million in fiscal 2004, an increase of $25.1 million or 16.4%.  U.S. Wholesale sales increased by $15.3 million from the prior year to $94.5 million, U.S. Retail sales increased by $5.9 million to $59.3 million, and sales in the Other Americas operations increased by $3.9 million from the prior year to $24.7 million.  U.S. Wholesale sales increased primarily due to higher sales in the department store, special make-up, mass merchant and exclusive label channels, offset by lower sales in the warehouse club channel.  Same store retail sales increased 9.6% during the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

Fiscal 2005 sales from Asian operations of $41.5 million were $11.9 million higher than the prior year sales, an increase of 40.2%.  Sales in all of the Asian operations posted gains during the six months end July 31, 2004.  The sales increase is primarily a result of the recovery of economic conditions in the Asian market place and depressed sales in the prior year due to effects of the SARS outbreak in the region on travel and luggage expenditures.

Gross profit.  Consolidated gross margin increased by 1.2 percentage points, to 45.4% in fiscal 2005 from 44.2% in fiscal 2004.

Gross margins from European operations increased 3.2 percentage points from the prior year to 44.3% in fiscal 2005.  Higher European gross margins are due primarily to favorable changes in product costs due to the strengthening of the euro relative to the U.S. dollar as well as increased retail sales, which have higher gross margins than wholesale sales.

Gross margin percentage for the Americas decreased by 0.1 percentage point, to 42.8% in fiscal 2005 from 42.9% in fiscal 2004.  U.S. Wholesale gross margin percentage decreased to 32.2% in the current year from 33.2% in the prior year.  The decrease in the U.S. Wholesale gross margin percentage is primarily due to increased sales to discounters at lower margins.  U.S. Retail gross profit margins increased by 1.5 percentage points to 58.4% in fiscal 2005 compared to 56.9% in fiscal 2004 due to the increased sales mix of core product lines with higher margins. Gross margins for Other Americas increased to 45.1% in fiscal 2005 from 43.7% in fiscal 2004 due primarily to increased margins on new products and softside luggage.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A increased by $37.7 million from fiscal 2004 to fiscal 2005.  As a percent of sales, SG&A was 39.1% in fiscal 2005 and 35.8% in fiscal 2004.  SG&A increased $6.7 million due to the exchange rate difference.  In addition, SG&A increased $10.5 million due to increased national advertising expenses compared to the prior year.

SG&A for Europe increased by $19.2 million, of which $6.6 million relates to the exchange rate difference.  Increased advertising expense accounts for $7.8 million of the increase in SG&A.  The remaining $4.7 million increase relates to increased variable selling expense due to the increase in sales and eleven additional retail stores open in Europe compared to the prior year.

SG&A for the Americas, including corporate headquarters, increased by approximately $15.1 million in the six months ended July 31, 2004 compared to the prior year. SG&A for corporate headquarters increased by $9.6 million primarily due to a non-cash charge of $4.1 million for stock option compensation to the Chief Executive Officer, $1.4 million for the former chief executive officer’s severance, $2.1 million in consulting expenses including expenses incurred to comply with Sarbanes-Oxley and various other increases in salaries, travel, legal and other of $2.0 million.  The increase for U.S. Wholesale expense of $3.6 million is related to higher variable selling expenses related to the higher sales levels and lower discretionary expenses in the prior year when sales were depressed due to the effects of the Iraq war.  The increase in Asia of $3.3 million, U.S. Retail by $0.9 million and Other Americas of $1.0 million is consistent with the increase in sales.

Provision for Restructuring Operations and Asset Impairment Charge. The provision for restructuring of $4.1 million relates primarily to $3.4 million recorded during the first quarter of fiscal 2005 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs associated with approximately 40 positions that were eliminated. In addition, a charge of $0.7 million was recorded in the second quarter of fiscal 2005 for lease termination costs related to the closure of the Nogales, Mexico production facility.  Production at this facility ceased during July 2004.  An asset impairment provision of $0.7 million was also recorded in the first quarter to write-down costs related to a project to convert an idle U.S. factory to a warehouse.

Interest expense and amortization of debt issue costs.  Interest expense (net) and amortization of debt issue costs was $4.1 million lower than the prior year at $19.2 million due to lower debt levels as a result of the July 31, 2003 recapitalization.

Other Income (Expense)—Net.  The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Six months ended July 31,
	2004	2003
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts used to hedge results of European operations	$1.2	(0.9)
Gain on disposition of fixed assets, net	0.7	2.0
Write-off of deferred financing costs and bank loan amendment fees	(4.1)	(6.1)
Foreign currency transaction gains (losses)	0.1	0.6
Pension costs	(1.4)	(0.8)
Redemption premium and expenses on 10 3/4% senior subordinated notes	(13.7)	—
Other, net	(1.1)	(0.2)

	$(18.3)	(5.4)

Other expense - net increased by $12.9 million primarily due to $13.7 million redemption premiums paid upon the refinancing of the 10 3/4% senior subordinated notes.

Income tax expense.  Income tax expense decreased to $3.3 million in fiscal 2005 from $5.3 million in fiscal 2004.  The decrease in income tax expense is due primarily to the decrease in income before taxes from European operations compared to the prior year.  The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends and accretion of preferred stock discount.  This item represents the accrual of cumulative dividends and accretion of discount on the 13 7/8% senior redeemable preferred stock, which was retired as of July 31, 2003, and the accrual of cumulative dividends on the 8% convertible preferred stock since July 31, 2003.  The decrease in dividends of $17.8 million versus the prior year is due to the reduction in the coupon rate and the amount of outstanding preferred stock as a result of the July 31, 2003 recapitalization.

Net loss to common stockholders.  This amount represents net loss incurred for dividends payable and the accretion of discount on the senior redeemable preferred stock and the convertible preferred stock and is the amount used to calculate net loss per common share.  The net loss to common stockholders declined to $28.8 million in fiscal 2005 from $30.8 million in fiscal 2004; the net loss per common share declined to $0.13 in fiscal year 2005 from $1.47 per share in fiscal 2004. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2005 and 2004 was 224,705,324 and 20,978,820, respectively. The Company had 224,705,324 shares of common stock outstanding as of July 31, 2004. The increase in weighted average shares outstanding was due to 204.8 million common shares issued in the July 31, 2003 recapitalization.

Liquidity and Capital Resources

At July 31, 2004, the Company had consolidated cash of $25.2 million and working capital of $156.6 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its expected cash flows from operations and borrowing availability under its senior credit facility. During the six months ended July 31, 2004, the Company’s cash flow used in operations was $13.1 million compared to $13.7 million used in fiscal 2004.  During the first six months of fiscal 2005, the Company’s cash flow from operations together with amounts available under its credit facilities was sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and 22 million euros for its European subsidiary. The borrowing base under the U.S. facility is generally calculated monthly as a percentage of the Company’s U.S. inventory and receivables, increased by an agreed upon value for real estate and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At July 31, 2004, these borrowing base calculations resulted in $35.0 million available for borrowing in the U.S. and 22 million euros available for borrowing by the European subsidiary. At July 31, 2004, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $30.4 million. At July 31, 2004, approximately 14.5 million euros, or $17.7 million, was outstanding under the European portion of the facility.

The Company’s results of operations and cash flows are particularly sensitive to any events which affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats such as SARS, or any other event which reduces or restricts travel. Any event, which would have the effect of depressing results of operations or cash flows, could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

On May 21, 2004, the Company retired $14.6 million of its 10¾% Senior Subordinate Notes (the “10¾% Notes”) through an open market purchase at a price of 103.50% of the principal amount.

On May 25, 2004, the Company commenced an offer to purchase and consent solicitation for the purpose of retiring and refinancing the remaining principal balance of the 10 3/4% Notes of $308.3 million.  Holders of the notes who tendered their notes prior to June 8, 2004 received a total tender offer consideration of $1,042.67 per $1,000 of principal amount plus accrued and unpaid interest. Notes that remained outstanding following the expiration of the tender offer on June 8, 2004 were redeemed on July 11, 2004 at a redemption price of 103.5833% of the face value of the notes.

To refinance the 10 3/4% Notes and to pay the tender and redemption premiums, on June 9, 2004 the Company issued €100 million floating rate senior notes due 2010 and $205 million 8 7/8% senior subordinated notes due 2011.  Interest on the euro floating rate senior notes will be payable on March 1, June 1, September 1 and December 1 of each year and will be reset each quarterly period based on three-month EURIBOR plus 4.375%.  Interest on the senior subordinated notes is payable on June 1 and December 1 of each year.  The euro floating rate notes rank equally in right of payment with our existing and future senior debt.  The senior subordinated notes rank subordinate in right of payment to our existing and future senior debt, including indebtedness under our existing credit facility and will rank equally in right of payment with any future subordinated indebtedness. The indentures under which the senior notes and the senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.  Both note issuances will be redeemable at the option of the Company at various dates and redemption prices as set forth in the indentures.

A total of $13.7 million of redemption premiums, tender and consent solicitation payments and dealer-manager fees were charged to other income (expense) during the six months ended July 31, 2004 in connection with the repurchase and retirement of the 10 3/4% notes. Additionally, a total of $7.5 million of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. A total of $4.1 million of unamortized deferred financing costs related to the original issuance of the 10 3/4% notes was written off to other income (expense).

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of July 31, 2004 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental and have not changed significantly since January 31, 2004.  The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

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

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company’s most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. The recently issued 100 million euro denominated notes have been designated as a hedge of the Company’s net investment in its European operations. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

Subsequent to July 31, 2004, one of the Company’s major European customers filed for bankruptcy.  The customer is a buying consortium representing approximately 700 end wholesale customers which together account for approximately $25 million in annual sales.  At the time of the bankruptcy filing the Company had a receivable balance from the customer of approximately $1.6 million, including value added tax,  all of which relates to sales since the end of the second quarter of fiscal 2005.  The receivable balance outstanding at the end of the second quarter has been fully paid since the end of the second quarter.  While the ultimate effect on the Company’s sales and the collectability of the receivable balance is unknown, the Company believes that it will be able to continue to sell either to the buying consortium while it is under the protection of the bankruptcy laws or to the individual customers making up the buying consortium and that it will recover part of the receivable balance.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and our significant accounting policies are summarized in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

At July 31, 2004, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $67.2 million compared to approximately $104.8 million at January 31, 2004. Contracts outstanding at July 31, 2004 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the six months ended July 31, 2004 would be approximately $5.5 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by the cost of product purchases or changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed.

Due to the refinancing of its senior subordinated notes, the amount of the Company’s primary fixed rate debt instruments has decreased from $322.9 million at January 31, 2004 to $205.0 million at July 31, 2004. At July 31, 2004, the quoted market price of the Company’s 8 7/8% senior subordinated notes was $101.75 per $100.00 of principal.

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

Item 1. Legal Proceedings

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on June 15, 2004, the Company’s stockholders approved the following:

1.                                       A proposal to elect the entire Board of Directors of the Company as follows:

	Number of Shares
	For	Withheld
Michael M. Lynton	539,056,196	29,368
Charles J. Philippin	539,013,831	71,733
Ferdinando Grimaldi Quartieri	539,056,197	29,367
Anthony P. Ressler	539,056,423	29,141
Lee Sienna	539,029,333	56,231
Donald L. Triggs	539,056,147	29,417
Johan Tack	539,014,831	70,733
Richard T. Warner	539,014,332	71,232
Reed N. Wilcox	539,056,497	29,067

2.                                       A proposal to amend and restate the 1999 Stock Option Plan to increase the number of grants that may be made to any one participant in any year from one-third of the shares of Common Stock reserved for issuance under the plan to one-half the shares reserved under the plan and to permit grants thereunder to a trust or an entity owned by a trust established by an eligible employee or director was approved (403,502,571 for, 238,212 against, 11,183 abstentions and 135,333,597 broker non votes).

3.                                       A proposal to approve the grant of options to purchase 30,000,000 shares of the Company’s Common Stock to Stonebridge Development Limited for the benefit of Marcello Bottoli, CEO, and his family was approved (403,532,939 for, 206,825 against, 12,202 abstentions and 135,333,597 broker non votes).

4.                                       A proposal to approve and ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending January 31, 2005 was approved (539,017,849 for, 56,325 against, and 11,390 abstentions).

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  See Exhibit Index.

(b)                                 Form 8-K dated June 23, 2004

Item 5. Other Events

Form 8-K dated June 17, 2004

Item 12. Results of Operations and Financial Condition

Form 8-K dated June 9, 2004

Item 5. Other Events

Form 8-K dated May 26, 2004

Item 5. Other Events

Form 8-K dated May 14, 2004

Item 5. Other Events

Form 8-K dated April 30, 2004

Item 5. Other Events

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION
(Registrant)

	By:	/s/ RICHARD H. WILEY
Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer and Secretary

Date: September 14, 2004

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Certificate of Amendment to the Amended and Restated Certification of Incorporation of Samsonite Corporation.(4)

3.3	Certificate of Ownership and Merger dated July 14, 1995.(2)

3.4	By-Laws of the Company.(1)

4.1	Indenture, dated as of June 9, 2004, between the Company and The Bank of New York for the Floating Rate Senior Notes due 2010. (3)

4.2	Indenture, dated as of June 9, 2004, between the Company and The Bank of New York for the 8 7/8% Senior Subordinated Notes due 2011. (3)

4.3

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of 2003 Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof.(5)

4.4	Warrant Agreement to Purchase Common Stock of the Company.(4)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-23214).

(2)                                  Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 33-95642).

(3)                                  Incorporated by reference from the Registration Statement on Form S-4 (Registration No. 333-118014).

(4)                                  Incorporated by reference from the Company’s Definitive Proxy Statement filed June 30, 2003.

(5)                                  Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003 (File No. 0-23214).