Form 10-Q
period 2004-10-31
SAMSONITE CORP/FL
filed 2004-12-15
CIK 914478

Use these links to rapidly review the document
FORM 10-Q CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 224,834,708 shares of common stock, par value $0.86 per share, as of December 7, 2004.

FORM 10-Q
CONTENTS

Important Notice:

        This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" in Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2004 and January 31, 2004

(In thousands)

	October 31, 2004	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$26,935	29,524
Trade receivables, net of allowances for doubtful accounts of $9,017 and $7,809	89,967	76,246
Notes and other receivables	24,076	14,471
Inventories	141,900	132,376
Deferred income tax assets	1,582	1,471
Prepaid expenses and other current assets	21,665	21,616

Total current assets	306,125	275,704

Property, plant and equipment, net	104,819	114,471
Intangible assets, less accumulated amortization of $66,934 and $65,304	97,189	98,589
Other assets and long-term receivables, net of allowances for doubtful accounts of $521	15,364	13,124

	$523,497	501,888

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2004 and January 31, 2004

(In thousands)

	October 31, 2004	January 31, 2004
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Short-term debt	$7,130	6,110
Current installments of long-term obligations	1,923	1,682
Accounts payable	66,207	52,976
Accrued liabilities	81,736	65,694

Total current liabilities	156,996	126,462
Long-term obligations, less current installments	334,708	325,885
Deferred income tax liabilities	10,794	11,039
Other noncurrent liabilities	53,606	49,202

Total liabilities	556,104	512,588

Minority interests in consolidated subsidiaries	12,878	12,132

Stockholders' equity (deficit):
Preferred stock	176,595	166,498
Common stock	2,353	2,352
Additional paid-in capital	768,808	768,433
Accumulated deficit	(534,024)	(507,975)
Accumulated other comprehensive loss	(39,217)	(32,140)

	374,515	397,168
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' deficit	(45,485)	(22,832)

	$523,497	501,888

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended October 31, 2004 and 2003

(In thousands, except per share data)

	Three Months Ended October 31,
	2004	2003
Net sales	$231,369	202,421
Cost of goods sold	126,420	113,282

Gross profit	104,949	89,139
Selling, general and administrative expenses	82,337	71,700
Amortization of intangible assets	588	320

Operating income	22,024	17,119
Other income (expense):
Interest income	95	57
Interest expense and amortization of debt issue costs and premium	(8,042)	(10,244)
Other income (expense)—net	(2,664)	(2,223)

Income before income taxes and minority interest	11,413	4,709
Income tax expense	(4,276)	(1,422)
Minority interest in earnings of subsidiaries	(967)	(662)

Net income	6,170	2,625
Preferred stock dividends and accretion of preferred stock discount	(3,463)	(3,251)

Net income (loss) to common stockholders	$2,707	(626)

Earnings (loss) per share—basic:
Weighted average common shares outstanding	224,809	224,705

Net income (loss) to common shareholders	$0.01	—*

Earnings (loss) per share—diluted:
Weighted average common shares outstanding	229,164	224,705

Net income (loss) to common shareholders	$0.01	—*

*
Less than $.01.

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the nine months ended October 31, 2004 and 2003

(In thousands, except per share data)

	Nine Months Ended October 31,
	2004	2003
Net sales	$651,920	556,514
Cost of goods sold	356,198	310,853

Gross profit	295,722	245,661
Selling, general and administrative expenses	246,783	198,635
Amortization of intangible assets	1,767	967
Asset impairment charge	671	—
Provision for restructuring operations	4,074	—

Operating income	42,427	46,059
Other income (expense):
Interest income	325	228
Interest expense and amortization of debt issue costs and premium	(27,210)	(33,546)
Other income (expense)—net	(20,951)	(7,525)

Income (loss) before income taxes and minority interest	(5,409)	5,216
Income tax expense	(7,567)	(6,731)
Minority interest in earnings of subsidiaries	(2,922)	(2,159)

Net loss	(15,898)	(3,674)
Preferred stock dividends and accretion of preferred stock discount	(10,151)	(27,790)

Net loss to common stockholders	$(26,049)	(31,464)

Earnings (loss) per share—basic:
Weighted average common shares outstanding	224,740	88,888

Net income (loss) to common shareholders	$(0.12)	(0.35)

Earnings (loss) per share—diluted:
Weighted average common shares outstanding	224,740	88,888

Net income (loss) to common shareholders	$(0.12)	(0.35)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

and Comprehensive Loss for the nine months ended October 31, 2004

(In thousands, except share amounts)

	Preferred Stock(1)	Common Stock(2)	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Loss	Treasury Stock
Balance, February 1, 2004	$166,498	2,352	768,433	(507,975)	(32,140)		(420,000)
Net loss	—	—	—	(15,898)	—	(15,898)	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $336)	—	—	—	—	763	763	—
Reclassification of net losses to net income (net of income tax effect of $401)	—	—	—	—	715	715	—
Foreign currency translation adjustment	—	—	—	—	(8,555)	(8,555)	—

Comprehensive loss	—	—	—	—	—	(22,975)	—

Compensation expense for employees' stock options	—	—	322	—	—		—
Conversion of preferred stock to 129,384 of common stock	(54)	1	53	—	—		—
Preferred stock dividends and accretion of preferred stock discount	10,151	—	—	(10,151)	—		—

Balance, October 31, 2004	$176,595	2,353	768,808	(534,024)	(39,217)		(420,000)

(1)
$.01 par value; 2,000,000 shares authorized; 159,932 and 159,982 shares issued and outstanding at October 31, 2004 and January 31, 2004, respectively, convertible at a price of $0.42 per share.

(2)
$.01 par value; 1,000,000,000 shares authorized; 235, 334,708 and 235,205,324 shares issued at October 31, 2004 and January 31, 2004, respectively, and 224,834,708 and 224,705,324 shares outstanding at October 31, 2004 and January 31, 2004, respectively.

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the nine months ended October 31, 2004 and 2003

(In thousands)

	Nine Months Ended October 31,
	2004	2003
Cash flows provided by (used in) operating activities:
Net loss	$(15,898)	(3,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-operating loss (gain) items:
Gain on disposition of fixed assets, net	(743)	(1,992)
Depreciation and amortization of property, plant and equipment	14,066	13,515
Pension and other post-retirement benefit plan losses, net	2,416	280
Amortization of intangible assets	1,767	967
Amortization of debt issue costs and premium	1,813	2,539
Provision for doubtful accounts	1,918	393
Provision for restructuring operations	4,074	—
Asset impairment charge	671	—
Write-off of deferred financing costs	4,058	—
Stock compensation expense	2,738	—
Changes in operating assets and liabilities:
Trade and other receivables	(25,137)	(8,736)
Inventories	(9,850)	3,915
Prepaid expenses and other current assets	(555)	(473)
Accounts payable and accrued liabilities	27,104	4,076
Other, net	(615)	(4,648)

Net cash provided by operating activities	$7,827	6,162

(Continued)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the nine months ended October 31, 2004 and 2003

(In thousands)

	Nine Months Ended October 31,
	2004	2003
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(8,232)	(8,818)
Proceeds from sale of assets held for sale and property and equipment	3,281	3,423
Other, net	(378)	—

Net cash used in investing activities	(5,329)	(5,395)

Cash flows provided by (used in) financing activities:
Net change in short-term obligations	960	(3,225)
Net borrowings of long-term obligations	(457)	(91,342)
Proceeds from issuance of convertible preferred stock	—	106,000
Issuance of floating rate senior and 8 7/8% senior subordinated notes	325,810	—
Repurchase of 10 3/4% and 11 1/8% notes	(323,393)	—
Issuance costs of senior notes, convertible preferred stock and senior credit facility	(8,007)	(14,261)
Other, net	803	564

Net cash used in financing activities	(4,284)	(2,264)

Effect of exchange rate changes on cash and cash equivalents	(803)	(2,238)

Net decrease in cash and cash equivalents	(2,589)	(3,735)
Cash and cash equivalents, beginning of period	29,524	22,705

Cash and cash equivalents, end of period	$26,935	18,970

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21,036	23,967

Cash paid during the period for income taxes	$5,051	7,257

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

Dollars and Euros in Thousands

1.     General

  A. Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal customers of the Company are department and specialty retail stores, mass merchants, catalog showrooms, warehouse clubs and office superstores. The Company also sells its luggage and other travel related products through its Company-owned stores. In addition, the Company designs and sells or licenses fashion oriented clothing and footwear in Europe, Asia and the United States.

  B. Interim Financial Statements

        The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position as of October 31, 2004 and results of operations for the three and nine month periods ended October 31, 2004 and 2003. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

        Net income (loss) per common share for the three months ended October 31, 2004 and 2003 and the nine months ended October 31, 2004 and 2003 is computed based on a weighted average number of shares of common stock outstanding during the period. Basic earnings (loss) per share and earnings (loss) per share—assuming dilution are the same for the three and nine month periods ended October 31, 2004 and 2003. There are options to purchase 55,265,471 and 1,787,711 shares outstanding at October 31, 2004 and 2003, respectively; warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $.75 per share at October 31, 2004; and warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share at October 31, 2004.

  E. Royalty Revenues

        The Company licenses its brand names to certain unrelated third parties as well as to certain joint ventures. Net sales include royalties earned of $4,149 and $6,831 for the three months ended October 31, 2004 and 2003, respectively, and $12,549 and $15,833 for the nine months ended October 31, 2004 and 2003, respectively.

  F. Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to October 31, 2004 presentation.

  G. Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with the requirements of Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

        From time to time, the Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These transactions are not allowed hedge accounting treatment under SFAS 133; the Company records these instruments at fair value and records realized and unrealized gains in Other Income (Expense)—Net.

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from "OCI" as the underlying hedged transactions occur. At October 31, 2004, cash flow hedges for forecasted foreign currency transactions extend until October 2005. The estimated amount of net gains from foreign currency hedges expected to be reclassified into earnings within the next twelve months is $409, net of taxes. The amount ultimately reclassified into earnings is dependent on the effect of changes in interest rates and currency exchange rates over the next twelve months.

  H. Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), the Company applies the intrinsic value method of recognition and measurement of stock option expense under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The following table presents the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months ending October 31,		Nine Months ending October 31,
	2004	2003	2004	2003
Net income (loss) to common stockholders, as reported	$2,707	(626)	(26,049)	(31,464)
Stock based compensation expense (credit) included in reported net income (loss)	(1,393)	—	2,738	—
Stock based compensation (expense) credit determined under fair value method	1,482	—	(2,650)	—

Pro forma net loss to common stockholders	$2,796	(626)	(25,961)	(31,464)

Income (loss) to common stockholders per share:
Basic and diluted—as reported	$0.01	—*	(0.12)	(0.35)

Basic and diluted—pro forma	$0.01	—*	(0.12)	(0.35)

*
Less than $.01

        For stock options granted during the three months ended October 31, 2004, the fair value was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility of 52%; risk-free interest rate of 3.24%; and expected life of 5 years. There were no stock option grants during the three months ended October 31, 2003.

2.     Asset Impairment and Provision for Restructuring Operations

        During the second quarter of fiscal 2005, the Company recorded a provision for restructuring of $684 related to the closure of the Nogales, Mexico production facility in July 2004. During the first quarter of fiscal 2005, the Company recorded a restructuring provision of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs recorded associated with approximately 40 positions that were eliminated. An asset impairment provision of $671 was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse during the first quarter of fiscal 2005. The following is a summary of restructuring accruals for the nine months ended October 31, 2004.

	Balance at January 31, 2004	Additions (Reversals)	Payments	Exchange Rate And Other	Balance at October 31, 2004
U.S. Wholesale	$1,768	684	(1,723)	20	749
Europe	25	3,390	(2,929)	1	487

	$1,793	4,074	(4,652)	21	1,236

3.     Inventories

        Inventories consisted of the following:

	October 31, 2004	January 31, 2004
Raw materials	$13,383	16,895
Work in process	3,619	4,208
Finished goods	124,898	111,273

	$141,900	132,376

4.     Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	October 31, 2004	January 31, 2004
Land	$11,153	11,603
Buildings	80,312	82,744
Machinery, equipment and other	138,292	137,949
Computer software	13,011	12,895

	242,768	245,191
Less accumulated amortization and depreciation	(137,949)	(130,720)

	$104,819	114,471

5.     Intangible Assets

        Intangible assets at October 31, 2004 and January 31, 2004 consisted of the following:

	October 31, 2004			January 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$26,669	(26,669)	—	26,669	(26,669)	—
Patents, trademarks and other	19,368	(13,008)	6,360	19,368	(11,422)	7,946
Leasehold rights	2,196	(1,332)	864	2,319	(1,264)	1,055
Unamortized prior service cost	2,138	—	2,138	2,138	—	2,138

	$50,371	(41,009)	9,362	50,494	(39,355)	11,139

Intangibles not subject to amortization
Tradenames	$106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	6,753	(3,069)	3,684	6,401	(3,094)	3,307

	$113,751	(25,924)	87,827	113,399	(25,949)	87,450

Total	$164,122	(66,933)	97,189	163,893	(65,304)	98,589

        In accordance with the provisions of SFAS 142, "Goodwill and Other Intangible Assets," the Company discontinued amortizing goodwill and other intangibles, which have an indefinite life. Such intangibles are tested for impairment annually.

        During the nine months ended October 31, 2004, the Company acquired intangibles from the additional purchase of the minority interest in its Singapore subsidiary of $378; there were no other significant acquisitions of intangible assets. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, affect the reported gross and net book value of the Company's intangible assets. Amortization expense for intangible assets for the nine months ended October 31, 2004 and 2003 was $1,767 and $967, respectively, and for the three months ended October 31, 2004 and 2003 was $588 and $320, respectively. Future amortization expense for the net carrying amount of intangible assets at October 31, 2004 is estimated to be $587 for the remainder of fiscal 2005, $2,309 in fiscal 2006, $2,038 in fiscal 2007, $1,943 in fiscal 2008, $42 in fiscal 2009 and $305 beyond fiscal 2009.

6.     Debt

        At October 31, 2004 and January 31, 2004 debt consisted of the following:

	October 31, 2004	January 31, 2004
Senior Credit Facility(a)	$—	—
Floating rate senior notes(b)	127,980	—
8 7/8% senior subordinated notes(b)	205,000	—
10 3/4% senior subordinated notes(b)	—	322,861
Other obligations(c)	10,098	9,368
Capital lease obligations	683	916
Series B Notes(d)	—	532

Total debt	343,761	333,677
Less short-term debt and current installments of long-term obligations	(9,053)	(7,792)

Long-term obligations less current installments	$334,708	325,885

(a)
The Company's senior credit facility is a multi-currency revolving credit facility allocated to the Company and Samsonite Europe N.V. in the amount of $35,000 and 22,026 euros, respectively. The revolving credit facility matures on July 31, 2007.

  The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000. At October 31, 2004, $35,000 of this portion of the facility was available for borrowing. At October 31, 2004, the Company had $4,595 of letters of credit outstanding under the U.S. portion of the revolving credit facility, which reduced the net availability on the U.S. line of credit to $30,405. Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At October 31, 2004, there was no outstanding amount under the European portion of the facility.

  Borrowings under the revolving credit facility accrue interest at rates adjusted periodically depending on the Company's financial performance as measured each fiscal quarter and interest rate market conditions. Additionally, the Company is required to pay an annual commitment fee of from 0.25% to 0.50% (depending on the Company's financial performance) on the unused portion of the revolving credit facility.

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

(b)
On May 21, 2004, the Company retired $14,600 of its 10 3/4% Senior Subordinated Notes (the "10 3/4% Notes") through an open market purchase at a price of 103.50% of the principal amount.

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

  To refinance the 10 3/4% Notes and to pay the tender and redemption premiums, on June 9, 2004 the Company issued €100,000 floating rate senior notes due 2010 and $205,000 8 7/8% senior subordinated notes due 2011. Interest on the euro floating rate senior notes is payable on March 1, June 1, September 1 and December 1 of each year and is reset each quarterly period based on three-month EURIBOR plus 4.375%. Interest on the senior subordinated notes is payable on June 1 and December 1 of each year. The euro-floating rate notes rank equally in right of payment with the existing and future senior debt. The senior subordinated notes rank subordinate in right of payment to the existing and future senior debt, including indebtedness under the existing credit facility and will rank equally in right of payment with any future subordinated indebtedness. The indentures under which the senior notes and the senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. Both note issuances are redeemable at the option of the Company at various dates and redemption prices as set forth in the indentures.

  A total of $13,700 of redemption premiums, tender and consent solicitation payments and dealer-manager fees were charged to other income (expense) during the nine months ended October 31, 2004 in connection with the repurchase and retirement of the 10 3/4% notes. Additionally, a total of $8,007 of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. A total of $4,058 of unamortized deferred financing costs related to the original issuance of the 10 3/4% notes was written off to other income (expense).

(c)
Other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2006.

(d)
The Company redeemed the Series B Senior Subordinated Notes that bore interest at 11 1/8% per annum on June 22, 2004.

7.     Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net loss from foreign currency forward delivery contracts	$(1,280)	—	(78)	(875)
Foreign currency transactional loss	194	(834)	257	(202)
Gain (loss) on disposition of fixed assets, net	40	(55)	743	1,992
Write-off deferred financing costs and bank loan amendment fees	—	(198)	(4,058)	(5,815)
Pension expense(a)	(695)	(488)	(2,085)	(1,294)
Redemption premium and expenses on 10 3/4% senior subordinated notes	—	—	(13,700)	—
Other, net	(923)	(648)	(2,030)	(1,331)

	$(2,664)	(2,223)	(20,951)	(7,525)

(a)
Pension expense included in other income (expense)—net relates to the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company's operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993.

8.     Employee Stock Options

        The Company has authorized 2,550,000 shares for the granting of options under its 1995 Stock Option and Award Plan and 75,000,000 shares for the granting of options under its FY 1999 Stock Option and Incentive Award Plan. See Note 10 to the consolidated financial statements included in the January 31, 2004 Form 10-K for a description of such plans.

        At October 31, 2004, the Company had outstanding options for a total of 55,265,471 shares at exercise prices ranging from $0.35 to $10.00 per share, which includes 15 million shares with an exercise price of $0.35 per share, 15 million shares with an exercise price of $0.70 per share and 24 million shares with an exercise price of $0.525 per share. Options for 1,014,811 shares were exercisable at October 31, 2004 at a weighted average exercise price of $6.46 per share.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law, which may require that all options granted during fiscal 2005 be amended to avoid certain possible adverse tax consequences to the recipients of the options. Treasury regulations are expected to be issued in December 2004 which will clarify the course of action with respect to these options. During the nine months ended October 31, 2004, the Company has granted options for 54 million shares. Pending the issuance of Treasury regulations, the recipients of 24 million of such options have not signed option agreements. For financial statement reporting purposes, the Company is treating all such options as effective from the date of their grant; however, the Company will make an adjustment to stock compensation expense to reflect any amendments to the option terms as a result of AJCA.

9.     Pension and Other Employee Benefits

        The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended October 31,
	2004	2003	2004	2003
Service cost	$368	222	83	23
Interest cost	3,035	1,924	226	205
Expected return on plan assets	(3,501)	(2,302)	—	—
Amortization of prior service cost	61	37	(67)	(67)
Amortization of the net (gain) loss	634	59	(75)	(268)

Net periodic benefit cost (income)	$597	(60)	167	(107)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended October 31,
	2004	2003	2004	2003
Service cost	$1,103	1,245	242	284
Interest cost	9,103	10,802	660	648
Expected return on plan assets	(10,502)	(12,925)	—	—
Amortization of prior service cost	184	208	(202)	(202)
Amortization of the net (gain) loss	1,903	331	(218)	(316)

Net periodic benefit cost (income)	$1,791	(339)	482	414

        The Company previously disclosed in its consolidated financial statements for the year ended January 31, 2004, that it expected to contribute $1,000 to its unfunded postretirement pension plans in 2004. As of October 31, 2004, $431 of contributions has been made.

10.   Segment Information

        The Company's operations consist of the manufacture and distribution of luggage and other travel-related products, the licensing of the Company's brand names and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: Europe; The Americas, which includes the United States wholesale and retail operations and "Other Americas" which includes Canada and Latin America; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company, and corporate overhead.

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

        Segment information for the nine-month and three-month periods ended October 31, 2004 and 2003 is as follows:

Nine months ended October 31,	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
2004
Revenues from external customers	$296,112	152,179	88,941	38,620	64,052	12,016	—	651,920
Intersegment revenues	$1,911	22,329	—	—	6,270	—	(30,510)	—
Operating income (loss)(a)	$26,418	4,176	6,668	3,672	11,755	(10,567)	305	42,427
Total assets	$234,699	80,186	31,629	39,093	44,501	248,705	(155,316)	523,497
2003
Revenues from external customers	$249,549	130,600	82,922	31,974	47,219	14,250	—	556,514
Intersegment revenues	$2,665	25,099	—	—	5,497	—	(33,261)	—
Operating income (loss)(a)	$23,986	7,154	1,830	2,313	8,434	2,358	(16)	46,059
Total assets	$217,223	98,836	22,457	36,275	36,389	256,880	(156,159)	511,901
Three months ended October 31,	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations	Eliminations	Totals
2004
Revenues from external customers	$103,792	57,676	29,648	13,934	22,412	3,907	—	231,369
Intersegment revenues	$504	8,003	—	—	2,464	—	(10,971)	—
Operating income (loss)(a)	$12,439	3,062	2,667	1,252	4,203	(1,748)	149	22,024
Total assets	$234,699	80,186	31,629	39,093	44,501	248,705	(155,316)	523,497
2003
Revenues from external customers	$87,129	51,436	29,479	11,191	17,531	5,655	—	202,421
Intersegment revenues	$384	8,866	—	—	1,416	—	(10,666)	—
Operating income (loss)(a)	$6,015	4,497	1,107	942	3,346	546	666	17,119
Total assets	$217,223	98,836	22,457	36,275	36,389	256,880	(156,159)	511,901

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes, minority interest and extraordinary items. General corporate expenses and amortization of intangible assets are included in other operations.

11.   Litigation, Commitments and Contingencies

        On December 10, 2004, the Company was notified by the current owner of a manufacturing and office-building site that the Company occupied until the late 1960's in Denver, Colorado, that it believes a chemical solvent allegedly used by the Company on a portion of the property may be the source of groundwater contamination. The current owner of the property is assessing the cause and extent of the contamination. The Company has not determined that it is responsible for the contamination and a reasonable estimate of the cost which may be incurred related to this matter, if any, cannot be determined at this time.

        In addition, the Company is a party to various legal proceedings and claims in the ordinary course of business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended October 31, 2004 and is intended to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 for significant events occurring in the third quarter of fiscal 2005. The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company's Annual Report on Form 10-K for the year ended January 31, 2004.

        The Company's operations consist primarily of the manufacture and sale of luggage, business and computer cases, and casual bags. The Company also licenses its brand names and is involved with the design and sale of apparel.

        The Company's consolidated revenues increased to $231.4 million for the three months ended October 31, 2004 from $202.4 million in the third quarter of the prior year, an increase of $29.0 million, or 14.3%. Approximately $7.6 million of the increase for the quarter is a result of the stronger euro currency in fiscal 2005 compared to fiscal 2004. The remaining increase in sales is due to improved worldwide travel activities compared to the third quarter of the previous year, which was adversely affected by the armed conflict in the Middle East. In addition to an improvement in these conditions, the economies in the United States, Other Americas (Canada and Latin America), and parts of Asia have been stronger throughout the first nine months of fiscal 2005.

        Operating income increased by $4.9 million to $22.0 million for the three months ended October 31, 2004 compared to October 31, 2003. An increase in gross profit of $15.8 million compared to the prior year was partially offset by higher selling, general and administrative ("SG&A") expenses of $10.6 million, and $0.3 million of higher amortization expense compared to the prior year.

        SG&A increased $2.5 million due to the currency rates for European expenditures and $9.5 million related to other items, primarily higher variable selling expenses and higher increased outside consulting expenses, which was offset by a credit for stock option expense of $1.4 million. SG&A as a percentage of revenue is consistent with prior year at 35.6% compared to 35.4%.

        Net income available to common stockholders increased by $3.3 million to $2.7 million for the three months ended October 31, 2004 from a loss of $0.6 million for the three months ended October 31, 2003.

Results of Operations

        The Company analyzes its net sales and operations by the following divisions: (i) "Europe" operations which include its European sales, manufacturing and distribution, wholesale and retail operations; (ii) the "Americas" operations which include wholesale and retail sales and distribution operations and corporate headquarters in the United States, and "Other Americas" operations which include operations in Canada and Latin America; (iii) "Asian" operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) licensing operations.

Three Months Ended October 31, 2004 ("fiscal 2005" or "current year") Compared to Three Months Ended October 31, 2003 ("fiscal 2004" or "prior year")

        Sales.    The following is a summary of the Company's sales of luggage and travel related products by segment and total Company licensing revenues:

	Three months ended October 31,
	2004	2003
	(in millions)
Europe	$103.7	86.0
Americas	101.3	92.1
Asia	22.3	17.4
Licensing	4.1	6.9

Total Revenue	$231.4	202.4

        Consolidated net sales increased to $231.4 million in the third quarter of fiscal 2005 from $202.4 million in fiscal 2004, an increase of $29.0 million or approximately 14.3%. Fiscal 2005 sales were favorably impacted by $7.6 million due to the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, third quarter fiscal 2005 sales would have increased by $21.4 million or approximately 10.6% compared to the third quarter of the prior year.

        Sales from Europe operations increased to $103.7 million in the third quarter of fiscal 2005 from $86.0 million in fiscal 2004, an increase of $17.7 million or 20.6%. Expressed in the local European reporting currency (euros), third quarter fiscal 2005 sales increased by 11.7%, or the U.S. constant dollar equivalent of $10.1 million, compared to fiscal 2004. Increased casual bag and luggage sales fueled by increased advertising and marketing expenditures throughout Europe for the year contributed to the overall increase in sales. Europe's retail sales increased as a result of the opening of five new stores compared to the prior year. This increase occurred despite the receivership of Garant/Goldkrone, a cooperative buying group and the Company's largest European customer. The Company is continuing to sell directly to the individual members of the buying group as the individual members are accepted by the Company's credit procedures. The Company has also reduced credit lines with a major German customer, which is undertaking a restructuring plan.

        Sales from the Americas operations increased to $101.3 million in the third quarter of fiscal 2005 from $92.1 million in the third quarter of fiscal 2004, an increase of $9.2 million or 10.0%. U.S. Wholesale sales for the third quarter increased by $6.2 million from the prior year to $57.7 million, U.S. Retail sales increased by $0.2 million to $29.6 million, and sales in the Other Americas operations increased by $2.8 million from the prior year to $13.9 million. U.S. Wholesale sales increased primarily due to higher sales in the mass merchant and department store channels, partially offset by lower sales in the warehouse club channel. U.S. Retail sales increased during the third quarter due to a one-time sale to a customer increasing revenue over prior year by approximately $0.8 million, offset by a decrease in sales in the retail stores due to fewer stores. Same store sales increased 0.6% over the third quarter of the prior year. The number of retail stores open at October 31, 2004 and 2003 was 189 and 201, respectively. The increase in sales for Other Americas over prior year third quarter by $2.7 million is due primarily to sales increases in Latin America due to partial recovery of Mexican, Brazilian and Argentine economies, expansion of direct sales efforts into several areas, and the success of new product development.

        Third quarter sales from Asian operations of $22.3 million were $4.9 million higher than the prior year sales, an increase of 28.2%. The sales increase is primarily a result of the recovery of economic conditions in the Asian market place.

        Licensing revenue decreased by approximately $2.8 million due to reduced revenues recognized for the Japanese luggage licensee.

        Gross profit.    Consolidated gross margin increased by 1.4 percentage points, to 45.4% in the third quarter of fiscal 2005 from 44.0% in fiscal 2004.

        Gross margins from European operations increased 2.8 percentage points from the prior year to 45.4% in the third quarter of fiscal 2005. Higher European gross margins are due primarily to favorable purchase costs due to the strengthening of the euro relative to the U.S. dollar and a higher mix of retail sales, which carry higher gross margins than wholesale sales.

        Gross margin percentage for the Americas increased by 1.0 percentage point, to 42.1% in the third quarter of fiscal 2005 from 41.1% in the third quarter of fiscal 2004. U.S. Wholesale gross margin percentage increased to 32.4% in the current year from 31.9% in the prior year third quarter due to increased sales and elimination of costs in the prior year related to the Nogales, Mexico facility. U.S. Retail gross profit margins increased to 60.1% in fiscal 2005 compared to 56.2% in fiscal 2004 due to increased mix of sales of core product lines with higher margins. The gross margin for Other Americas was slightly lower than the prior year third quarter at 42.8% compared to 43.2%.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A increased by $10.6 million from third quarter fiscal 2004 to third quarter fiscal 2005. As a percent of sales, SG&A was 35.6% in the third quarter of fiscal 2005 and 35.4% in fiscal 2004. SG&A increased $2.5 million due to exchange rate differences.

        SG&A for Europe increased by $3.6 million, of which $2.5 million relates to exchange rate differences. The remaining $1.1 million increase reflects increased variable expenses due to higher sales. Administrative expenses are also slightly higher due to higher provisions for doubtful accounts for Garant/Goldkrone. As sales and profitability have increased, certain variable expenses such as incentive bonuses, warehousing, selling, freight, warranty and other variable SG&A expenses have also increased, offset by a decrease in advertising expense for European operations by $2.2 million in the third quarter of fiscal 2005 from the prior year due to the large national advertising campaign in Europe last year.

        SG&A for the Americas, including corporate headquarters, increased by approximately $4.8 million in the third quarter of fiscal 2005 compared to fiscal 2004. Within the Americas, SG&A for corporate headquarters increased by $1.0 million primarily due to $2.1 million of increased expenses related to Sarbanes-Oxley compliance costs and various increased consulting expenses, which was partially offset by a credit to expense for stock options of $1.4 million. Certain outstanding stock options are accounted for under the variable accounting provisions of APB No. 25, as amended, which resulted in a credit to stock option expense for the quarter because the price of the Company's common stock decreased at the end of the third quarter compared to the price at the close of the second quarter. The increase for U.S. Wholesale SG&A expense of $3.3 million is related to increased advertising expense of $2.1 million versus the prior year as well as higher warehouse and administrative expenses primarily due to increased sales. The increase in SG&A for Asia of $1.9 million and for the Other Americas of $0.8 million is consistent with the increase in sales volumes in those divisions, and was offset by a $0.3 million decrease in SG&A for U.S. Retail due to fewer open retail stores compared to the prior year.

        Interest expense and amortization of debt issue costs.    Interest expense (net) and amortization of debt issue costs was $2.2 million lower than the prior year at $8.0 million primarily as a result of the refinancing of the Company's senior subordinated notes at lower interest rates which was completed in the second quarter of the current fiscal year.

        Other Income (Expense)—Net.    The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Three months ended October 31,
	2004	2003
	(in millions)
Loss from foreign currency forward delivery contracts used to hedge operating cash flow in our European operations, net	$(1.3)	—
Gain (loss) on disposition of fixed assets, net	—	(0.1)
Pension costs	(0.7)	(0.5)
Other, net	(0.7)	(1.6)

	$(2.7)	(2.2)

        Other expense—net increased by $0.5 million primarily due to the expense incurred related to the foreign currency hedge loss of $1.3 million, which was offset by the decreases in several items, which comprise "Other, net".

        Income tax expense.    Income tax expense increased to $4.3 million in fiscal 2005 from $1.4 million in fiscal 2004. The increase in income tax expense is due to the increase in income before taxes by $6.7 million.

        Preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends and accretion of discount on the outstanding 8% convertible preferred stock. Dividends have been accrued on the preferred stock since its issuance on July 31, 2003 and compound quarterly causing the increase from $3.3 million in the prior year to $3.5 million in the current year.

        Net income (loss) to common stockholders.    This amount represents net income (loss) increased for dividends payable on the convertible preferred stock and is the amount used to calculate net income (loss) per common share. The net income to common stockholders increased to $2.7 million in fiscal 2005 from a loss of $0.6 million in fiscal 2004; the net income per common share increased to $0.01 in fiscal year 2005 from less than $0.01 per share in fiscal 2004. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2005 and 2004 was 224,809,394 and 224,705,324, respectively. The Company had 224,834,708 shares of common stock outstanding as of October 31, 2004.

Nine Months Ended October 31, 2004 ("fiscal 2005" or "current year") Compared to Nine Months Ended October 31, 2003 ("fiscal 2004" or "prior year")

        Sales.    The following is a summary of the Company's sales of luggage and travel related products by segment and total Company licensing revenues:

	Nine months ended October 31,
	2004	2003
	(in millions)
Europe	$295.9	248.2
Americas	279.7	245.5
Asia	63.8	47.0
Licensing	12.5	15.8

Total Revenue	$651.9	556.5

        Consolidated net sales increased to $651.9 million in fiscal 2005 from $556.5 million in fiscal 2004, an increase of $95.4 million or approximately 17.1%. Fiscal 2005 sales were favorably impacted by $26.4 million due to the increase in the value of the euro compared to the U.S. dollar. Without the effect of the exchange rate difference, fiscal 2005 sales would have increased by $69.0 million or approximately 12.4% compared to the nine months ended October 31, 2003.

        Sales from Europe operations increased to $295.9 million in fiscal 2005 from $248.2 million in fiscal 2004, an increase of $47.7 million or 19.2%. Expressed in the local European reporting currency (euros), fiscal 2005 sales increased by 8.6%, or the U.S. constant dollar equivalent of $21.3 million, compared to fiscal 2004. The local currency sales increase is due primarily to the rebound of sales from reduced sales levels last year caused by the armed conflict in the Middle East, which resulted in significant damage to Europe's travel market and sales of travel related products. Sales have been impacted by increased casual and luggage category sales, the success of the Lacoste brand and the positive effect from the current year advertising campaigns. Sales were strongest in the first nine months in the traditional leathergoods over the prior year.

        Sales from the Americas operations increased to $279.7 million in fiscal 2005 from $245.5 million in fiscal 2004, an increase of $34.2 million or 13.9%. U.S. Wholesale sales increased by $21.6 million from the prior year to $152.2 million, U.S. Retail sales increased by $6.0 million to $88.9 million, and sales in the Other Americas operations increased by $6.6 million from the prior year to $38.6 million. U.S. Wholesale sales increased primarily due to higher sales in the department stores, mass merchant channel and exclusive label channels, offset by lower sales in the warehouse club channel. Same store retail sales increased 6.5% during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

        Fiscal 2005 sales from Asian operations of $63.8 million were $16.8 million higher than the prior year sales, an increase of 35.7%. The sales increase is primarily a result of the recovery of economic conditions in the Asian market place.

        Licensing revenue decreased by approximately $3.3 million due to reduced revenues recognized for the Japanese luggage licensee and the prior year receipt of royalties from the settlement of a trademark infringement action taken by the Company against a third party.

        Gross profit.    Consolidated gross margin increased by 1.2 percentage points, to 45.4% in fiscal 2005 from 44.2% in fiscal 2004.

        Gross margins from European operations increased 3.1 percentage points from the prior year to 44.7% in fiscal 2005. Higher European gross margins are due primarily to favorable changes in product costs resulting from the strengthening of the euro relative to the U.S. dollar, favorable impact of production source changes and product mix changes, and a higher mix of retail sales, which have higher gross margins than wholesale sales.

        Gross margin percentage for the Americas increased by 0.3 percentage point, to 42.5% in fiscal 2005 from 42.2% in fiscal 2004. U.S. Wholesale gross margin percentage remained consistent at 32.3% in the current year compared to 32.7% in the prior year. U.S. Retail gross profit margins increased by 2.2 percentage points to 58.9% in fiscal 2005 compared to 56.7% in fiscal 2004 due to the increased sales mix of core product lines with higher margins. Gross margins for Other Americas increased to 44.3% in fiscal 2005 from 43.5% in fiscal 2004 due primarily to increased margins on new products and softside luggage.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A increased by $48.1 million from fiscal 2004 to fiscal 2005. As a percent of sales, SG&A was 37.9% in fiscal 2005 and 35.7% in fiscal 2004. SG&A increased $9.1 million due to the exchange rate difference. In addition, SG&A increased $11.8 million due to increased national advertising expenses compared to the prior year.

        SG&A for Europe increased by $22.6 million, of which $9.1 million relates to exchange rate differences. Increased advertising expense accounts for $5.6 million of the increase in SG&A. The remaining $7.9 million increase relates to increased variable selling expense due to an average of eight more stores in the first nine months of the current year in Europe compared to the prior year.

        SG&A for the Americas, including corporate headquarters, increased by approximately $19.9 million in the nine months ended October 31, 2004 compared to the prior year. SG&A for corporate headquarters increased by $10.7 million primarily due to a non-cash charge of $2.7 million for stock option compensation, $1.4 million for the former chief executive officer's severance, $3.0 million in consulting expenses including expenses incurred to comply with Sarbanes-Oxley and various other increases in salaries, travel, legal and other of $3.6 million. The increase for U.S. Wholesale expense of $6.9 million is related to higher advertising and marketing expense by $4.2 million and higher variable selling expenses related to the higher sales levels and lower discretionary expenses in the prior year when sales were depressed due to the effects of the armed conflict in the Middle East. The increase in Other Americas of $1.7 million and U.S. Retail by $0.6 million is consistent with the increase in sales.

        SG&A for Asia increased by $5.1 million due to increased sales for the year. SG&A as a percentage of revenue remained consistent at 32.5% compared to 33.2% in the prior year.

        Provision for Restructuring Operations and Asset Impairment Charge.    The provision for restructuring of $4.1 million relates primarily to $3.4 million recorded during the first quarter of fiscal 2005 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs associated with approximately 40 positions that were eliminated. In addition, a charge of $0.7 million was recorded in the second quarter of fiscal 2005 for lease termination costs related to the closure of the Nogales, Mexico production facility. Production at this facility ceased during July 2004 and the facilities were vacated during the third quarter. An asset impairment provision of $0.7 million was also recorded in the first quarter to write-down costs related to a project to convert an idle U.S. factory to a warehouse.

        Interest expense and amortization of debt issue costs.    Interest expense (net) and amortization of debt issue costs was $6.3 million lower than the prior year at $27.2 million due to lower debt levels as a result of the July 31, 2003 recapitalization and lower interest rates on senior subordinated debt as a result of the refinancing activities in the second quarter of the current fiscal year.

        Other Income (Expense)—Net.    The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Nine months ended October 31,
	2004	2003
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts used to hedge operating cash flow in our European operations	$(0.1)	(0.9)
Gain on disposition of fixed assets, net	0.7	2.0
Write-off of deferred financing costs and bank loan amendment fees	(4.0)	(6.3)
Pension costs	(2.1)	(1.3)
Redemption premium and expenses on 10 3/4% senior subordinated notes	(13.7)	—
Other, net	(1.8)	(1.0)

	$(21.0)	(7.5)

        Other expense—net increased by $13.5 million primarily due to $13.7 million redemption premiums paid upon the refinancing of the 10 3/4% senior subordinated notes during the second quarter.

        Income tax expense.    Income tax expense increased to $7.6 million in fiscal 2005 from $6.7 million in fiscal 2004. The increase in income tax expense is due primarily to the increase in income before taxes from European operations compared to the prior year.

        Preferred stock dividends and accretion of preferred stock discount.    This item represents the accrual of cumulative dividends and accretion of discount on the 13 7/8% senior redeemable preferred stock, which was retired as of July 31, 2003, and the accrual of cumulative dividends on the 8% convertible preferred stock since July 31, 2003. The decrease in dividends of $17.6 million versus the prior year is due to the reduction in the coupon rate and the amount of outstanding preferred stock as a result of the July 31, 2003 recapitalization.

        Net loss to common stockholders.    This amount represents net loss increased for dividends payable and the accretion of discount on the senior redeemable preferred stock and the convertible preferred stock and is the amount used to calculate net loss per common share. The net loss to common stockholders declined to $26.0 million in fiscal 2005 from $31.5 million in fiscal 2004; the net loss per common share declined to $0.12 in fiscal year 2005 from $0.35 per share in fiscal 2004. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2005 and 2004 was 224,740,014 and 88,887,663, respectively. The Company had 224,834,708 shares of common stock outstanding as of October 31, 2004. The increase in weighted average shares outstanding was due to 204.8 million common shares issued in the July 31, 2003 recapitalization.

Liquidity and Capital Resources

        At October 31, 2004, the Company had consolidated cash of $26.9 million and working capital of $149.1 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

        The Company's primary sources of liquidity are its expected cash flows from operations and borrowing availability under its senior credit facility. During the nine months ended October 31, 2004, the Company's cash flow provided by operations was $7.8 million compared to $6.2 million provided by operations in fiscal 2004. During the first nine months of fiscal 2005, the Company's cash flow from operations together with amounts available under its credit facilities was sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

        The Company's senior credit facility provides a maximum borrowing base of $35.0 million for the Company and 22 million euros for Samsonite Europe N.V. The borrowing base under the U.S. facility is generally calculated monthly as a percentage of the Company's U.S. inventory and receivables, increased by an agreed upon value for real estate and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At October 31, 2004, these borrowing base calculations resulted in $35.0 million available for borrowing in the U.S. and 22 million euros available for borrowing by Samsonite Europe N.V. At October 31, 2004, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility, which reduced the net availability on the U.S. line of credit to $30.4 million. At October 31, 2004, the entire 22 million euros were available under the European portion of the facility.

        The Company's results of operations and cash flows are particularly sensitive to any events, which affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, the spread of infectious diseases, or any other event which reduces or restricts travel. Any event, which would have the effect of depressing results of operations or cash flows, could also restrict amounts the Company and Samsonite Europe N.V. would have available to borrow under the senior credit facility.

        On May 21, 2004, the Company retired $14.6 million of its 10 3/4% Senior Subordinated Notes (the "10 3/4% Notes") through an open market purchase at a price of 103.50% of the principal amount.

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

        To refinance the 10 3/4% Notes and to pay the tender and redemption premiums, on June 9, 2004 the Company issued €100 million floating rate senior notes due 2010 and $205 million 8 7/8% senior subordinated notes due 2011. Interest on the euro floating rate senior notes is payable on March 1, June 1, September 1 and December 1 of each year and is reset each quarterly period based on three-month EURIBOR plus 4.375%. Interest on the senior subordinated notes is payable on June 1 and December 1 of each year. The euro-floating rate notes rank equally in right of payment with our existing and future senior debt. The senior subordinated notes rank subordinate in right of payment to our existing and future senior debt, including indebtedness under our existing credit facility and will rank equally in right of payment with any future subordinated indebtedness. The indentures under which the senior notes and the senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur additional indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. Both note issuances are redeemable at the option of the Company at various dates and redemption prices as set forth in the indentures.

        A total of $13.7 million of redemption premiums, tender and consent solicitation payments and dealer-manager fees were charged to other income (expense) during the nine months ended October 31, 2004 in connection with the repurchase and retirement of the 10 3/4% notes. Additionally, a total of $8.0 million of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. A total of $4.1 million of unamortized deferred financing costs related to the original issuance of the 10 3/4% notes was written off to other income (expense).

Off-Balance Sheet Financing and Other Matters

        The Company's most significant off-balance sheet financing arrangements as of October 31, 2004 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental and have not changed significantly since January 31, 2004. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

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

        The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. The recently issued 100 million euro denominated notes have been designated as a hedge of the Company's net investment in its European operations. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

        On December 10, 2004, the Company was notified by the current owner of a manufacturing and office-building site that the Company occupied until the late 1960's in Denver, Colorado, that it believes a chemical solvent allegedly used by the Company on a portion of the property may be the source of groundwater contamination. The current owner of the property is assessing the cause and extent of the contamination. The Company has not determined that it is responsible for the contamination and a reasonable estimate of the cost which may be incurred related to this matter, if any, cannot be determined at this time.

Critical Accounting Policies

        The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and our significant accounting policies are summarized in Note 1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Forward Looking Statements

        Certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and other places in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can often be recognized by words such as "may," "will," "anticipate," "believe," "estimate," "intend," "plan," "expect" and similar expressions. Variations on those or similar words, or the negative of those words, also may indicate forward-looking statements. These forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors that may cause our actual and future results, performance or achievements of the Company to be materially different from any future estimated results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, events which affect travel levels (such as the impact of terrorist attacks, armed conflicts in the Middle East and other regions, the incidence or spread of contagious diseases (such as SARS), or other economic, political or public health or safety conditions or events that impact consumer confidence and spending); general economic and business conditions, including foreign currency fluctuations; potential environmental cleanup costs; industry capacity; changes in consumer preferences; demographic changes; competition; changes in methods of distribution and technology; changes in political, social and economic conditions and local regulations; general levels of economic growth in emerging market countries; the loss of significant customers; completion of new product developments within anticipated time frames; changes in interest rates; and other factors that are beyond our control.

        We undertake no obligation to update or revise forward-looking statements as conditions change.

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

        At October 31, 2004, the Company and Samsonite Europe N.V. had forward foreign exchange contracts outstanding having a total contract amount of approximately $60.7 million compared to approximately $104.8 million at January 31, 2004. Contracts outstanding at October 31, 2004 are primarily for the purpose of reducing the Company's exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

        If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in comprehensive income (loss) for the nine months ended October 31, 2004 would be approximately $4.6 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by the cost of product purchases or changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed.

        Due to the refinancing of its senior subordinated notes, the amount of the Company's primary fixed rate debt instruments has decreased from $322.9 million at January 31, 2004 to $205.0 million at October 31, 2004. At October 31, 2004, the quoted market price of the Company's 8 7/8% senior subordinated notes was $106.5 per $100.00 of principal.

ITEM 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b)
Changes in Internal Control Over Financial Reporting.

        There has not been any change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

(a)
See Exhibit Index.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION (Registrant)
By:	/s/ RICHARD H. WILEY Name: Richard H. Wiley Title: Chief Financial Officer, Treasurer and Secretary

Date: December 15, 2004

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Certificate of Amendment to the Amended and Restated Certification of Incorporation of Samsonite Corporation.(4)
3.3	Certificate of Ownership and Merger dated July 14, 1995.(2)
3.4	By-Laws of the Company.(1)
4.1	Indenture, dated as of June 9, 2004, between the Company and The Bank of New York for the Floating Rate Senior Notes due 2010.(3)
4.2	Indenture, dated as of June 9, 2004, between the Company and The Bank of New York for the 8 7/8% Senior Subordinated Notes due 2011.(3)
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