Form 10-K
period 2005-01-31
SAMSONITE CORP/FL
filed 2005-04-29
CIK 914478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2005
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐    No ☒

        As of April 18, 2005, the registrant had outstanding 226,600,411 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on July 31, 2004, as reported on the OTC Bulletin Board was approximately $69.9 million. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Important Notice:

        This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" under Item 1.

PART I

ITEM 1. BUSINESS

General Development

        Samsonite Corporation is one of the world's most recognized designers, manufacturers and distributors of luggage, as well as a distributor of travel-related consumer products. We sell our products under a number of brand names, including Samsonite®, American Tourister®, Lacoste®, and Trunk & Co®. With net sales of $902.9 million for our fiscal year ended January 31, 2005, we are one of the leaders in the global luggage industry. Unless indicated otherwise, the terms the "Company", "we", "our", or "us" as used herein refer to Samsonite Corporation and its subsidiaries.

        Our product lines include luggage, business and computer bags, and outdoor and casual bags. We also manufacture and/or sell luggage, casual bags, clothing, shoes and accessories in the luxury segment of the market under the Samsonite, Samsonite® black label, and Lacoste brands. In addition to using our brand names on luggage products we manufacture or sell, we license our brand names to third parties for use on products that include travel accessories, leather goods, handbags, clothing and furniture.

        We design the majority of our luggage products at our facilities in Europe, the United States and Asia. Our products are produced around the world at either Samsonite-operated manufacturing facilities or by carefully selected third party suppliers. Our products are sold in more than 100 countries at various types of retail establishments including department stores, specialty stores, mass merchants, warehouse clubs, computer and electronic superstores, office superstores, bookstores, and travel product stores. We also sell certain products through Samsonite-operated retail stores in the United States, Canada, Mexico, Latin America, Asia and Europe. In addition, our products are available through our websites and the websites of many of our customers.

        Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, our telephone number is (303) 373-2000, and our website is www.samsonite.com.

        The following discussion relates to our business as a whole, except where discussion of a particular geographical business segment is useful or informative. Financial information by business segment can be found in Note 18 to the consolidated financial statements contained in this report.

        Our fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 2005" refers to the 12 months ended January 31, 2005. Our foreign subsidiaries generally have fiscal year ends of December 31.

Luggage Products Market

        The worldwide luggage market encompasses a wide range of products with differences in product quality and prices. At one end of the market are high-quality, full-featured products that have prestigious brand names, higher prices and selective distribution. Beneath this "luxury" market is a broad middle market in which products are differentiated by features, brand name and price. Within this market, sales are largest at mid and low product price levels. Product differentiation decreases and breadth of distribution increases at lower price levels. At the lower end of the luggage market, unbranded or private label products with few differentiating features are sold in significant volumes and at low margins, competing primarily on the basis of price. We sell products in all three markets with differing brand focus; however, our princfipal strategy focuses on distribution in the middle and upper price level markets.

        Geographic information regarding our revenues from external customers and our long-lived assets can be found in Note 18 to the consolidated financial statements contained in this report.

Products

        We distribute a broad range of products that include softside, hardside and hybrid (combination hardside and softside) luggage, business and computer bags, and outdoor and casual bags, high-end Samsonite black label shoes and accessories and other travel-related products.

        The following table sets forth an overview of the percentage of our fiscal 2005 revenues from sales of luggage and travel-related products by key product categories:

Product Category	% of Net Sales	Principal Products	Key Brands	Main Distribution Channels
Luggage	69%	Suitcases, garment bags, carry-on bags	Samsonite	Department stores, specialty stores, national chains, warehouse clubs, Samsonite retail stores
			American Tourister	National chains, mass merchants, specialty stores, Samsonite retail stores
Business and Computer Cases	13%	Briefcases, business cases, computer cases	Samsonite	Office superstores, OEMs, warehouse clubs
			American Tourister	Mass merchants
Outdoor and Casual Bags	9%	Duffel bags, tote bags, backpacks, shoulder and hip bags, school bags	Samsonite, Trunk & Co., Sammies, Lacoste, Hedgren	National chains, department stores, specialty stores, national chains, warehouse clubs
			American Tourister	National chains, mass merchants, specialty stores
Other	9%	Footwear, clothing, accessories	Samsonite black label, Hedgren, Samsonite by Starck	Department stores, specialty stores

        Below is our market positioning for each of our principal brands:

Brand Name	Market Positioning	U.S. Consumer	Europe Consumer	Asia
Samsonite black label	high-end luxury	very affluent	very affluent	very affluent
Samsonite	high-quality, innovative	upper income	affluent	affluent
American Tourister	quality and value	middle income and value-conscious	middle income and value-conscious	middle income and value-conscious
Lacoste	sport luxury	affluent	affluent	affluent
Trunk & Co.	high-quality casual	youth	youth	youth

        Softside Luggage.    The softside luggage category includes suitcases, garment bags and soft carry-on suitcases. Approximately 88% of the softside luggage we sell is made for us by independent finished goods suppliers located around the world. We produce the balance of our softside luggage and garment bags in our own facilities located in Eastern Europe. Our softside products are sold under all of our major brands.

        Over the past few years, Samsonite has introduced a number of innovative proprietary features in its softside luggage products in response to consumer demands for increased ease of use and better interior organization, mobility and portability. An example is the new SpaceMaster carry-on/tote designed to fit easily in airline overhead bins or under seats.

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

        We currently manufacture hardside suitcases using three basic processes: injection molding, vacuum forming and pressure forming. Two of these processes require different types of plastic resin; the third uses aluminum sheets. Our hardside suitcases include proprietary features to facilitate ease of transport.

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

        Business and Computer Cases.    We sell a variety of business and computer cases under our Samsonite and American Tourister brand names. We are pursuing innovations in lighter weight and thinner styles. Our two latest introductions are a line of women's computer bags, a line of casual business cases and a mobile office computer bag with Spinner wheels that respond to changing needs of consumers. We design and have our suppliers manufacture our softside business cases and computer cases. In addition, we license our brands to experienced business case producers for the sale of certain of these products in the United States.

        Outdoor and Casual Bags.    The outdoor and casual bag market includes duffel bags, casual luggage, tote bags, athletic bags, traditional backpacks, daypacks, and shoulder bags. We entered this market in a modest way over the last several years with some Samsonite casual lines and the Trunk & Co® product lines. We have expanded our business in this important and growing market by increasing distribution of products under our licensed Lacoste brand. We believe that by offering consumers a number of product lines having varying styles and price points, we have the opportunity to capture a larger portion of this market.

        Luxury Products.    We design, manufacture and sell high-end luxury luggage, casual bags, shoes and accessories under the Samsonite black label name operating under the creative direction of its own internationally recognized designer.

        Licensed Products.    We license our trademarks primarily for use on travel-related products that are made and sold by licensees. Our licensees are selected for competency in their product categories and usually sell parallel lines of products under their own or other brands. Examples of licensed products include leather business and computer cases, furniture products, travel accessories, photo and audio storage gear, personal leather goods, ladies' handbags, umbrellas, binoculars, pet carriers, auto accessories, cellular phone cases, school bags, and children's products. We also own and license certain apparel brand names, such as Botany 500® and Bert Pulitzer®, to third party apparel distributors under our Global Licensing division. We are currently trying to sell these non-core business brands; revenues associated with these brands amounted to approximately $1.0 million in fiscal 2005.

        For approximately forty years, we have marketed in Japan through a licensing agreement with Japan's principal luggage manufacturing company. In December 2004 this agreement expired and was not renewed. In January 2005, we entered into a joint venture agreement with ESY Luggage to directly market luggage products in Japan.

        Product Development.    We devote significant resources to new product design and development. We estimate that we have spent on average $6.7 million per year over the last three years on new product design and development. We start with market research to identify consumers' functional requirements and style preferences. Once identified, we employ designers and development engineers and work with outside designers to develop new products that respond to those requirements and style preferences. We attempt to differentiate ourselves from our competitors by offering products that are innovative and distinctive in style and functionality.

Distribution

        Our products are sold in more than 100 countries around the world from the retail locations of others, from our own stores, over the Internet at www.samsonitecompanystores.com, and at the websites of a number of our customers. Retail channels of distribution primarily include department and specialty stores, national and mass merchant retailers, warehouse clubs and Company-owned retail stores.

        In most of our markets around the world, sales of our products tend to be moderately seasonal. Sales are higher in the third and fourth quarters of each fiscal year when the back-to-school shopping season increases sales for backpack and casual products and when holiday travel and shopping increases sales for our traditional luggage products.

        United States.    Our Samsonite and American Tourister branded products are sold in the United States primarily through traditional luggage retail distribution channels such as department stores and luggage specialty stores. Some national retailers and warehouse clubs carry Samsonite and American

Tourister products uniquely designed for them. Because American Tourister products are primarily sold to middle income and value conscious consumers, discount channels such as mass merchants, warehouse clubs and factory outlets are especially important to the distribution of American Tourister branded products in the United States. Our direct sales force of approximately 30 professionals serves companies with retail outlets throughout the United States.

        We also operate approximately 180 retail stores in the United States that distribute Samsonite and American Tourister products designed specifically for these stores, a variety of travel-related products, and our excess, discontinued and obsolete products. Operating our own retail stores allows us to test market new products and designs and to more efficiently reduce discontinued and obsolete inventory positions.

        Europe.    Our Samsonite products in Europe are sold through specialty luggage and leather goods stores and department stores. We also sell our products through Samsonite-operated retail outlets located throughout western and central Europe. In order to preserve the premium image of the Samsonite brand, Samsonite brand products are generally not distributed through discount retailers in Europe. Our American Tourister brand has been introduced in Europe to balance our retail distribution in each of the primary retail channels and to establish a single pan-European brand name in the discount channel (known in Europe as the "hypermarkets"). Our direct sales and product demonstration force of approximately 130 people serve companies with retail outlets throughout Europe.

        We also sell our products through distributors and agents located in over 20 countries in certain European markets where we do not have a direct sales force. These distributors and agents, as well as those mentioned under "Elsewhere in the World" below, handle various travel-related products in addition to our products. Distribution agreements generally provide for mutual exclusivity, whereby distributors do not handle competitors' luggage products and we do not sell to other distributors or agents in their territory.

        Asia.    We sell our products through Samsonite operated retail stores, "shop-in-shop" department stores, as well as traditional trade and travel stores. We have direct markets in Japan, Korea, India, China, Hong Kong, Singapore, Taiwan and Malaysia. In other Asian markets where we do not market directly, we sell through distributors and agents. Our American Tourister brand is sold in selective Asian markets through hypermarkets and traditional trade. Products sold in the Asian markets are sourced from Europe and Asia depending upon product type and availability. Our direct market activities in Japan commenced operations in January 2005 as a joint venture operation. With the start-up of operations occurring so late in the year, there were no sales reported during fiscal 2005.

        Elsewhere in the World.    In markets outside the United States, Western Europe, Central Europe and certain Asian countries, we sell our products either directly through agents and distributors or under license. Products sold in these international markets are shipped from Eastern and Western Europe or Asia depending upon product type and availability. In some instances, we entered new markets through third party distributors and subsequently acquired these third party distributors as the markets have developed.

Advertising

        Advertising resources are committed to brand advertising programs that promote brand image, product features, durability and quality of our luggage and travel-related products. Samsonite's global advertising strategy is a fully integrated advertising effort through TV, print, public relations, in-airport, on-line, and in-store advertising. We assist our retailers in adapting their local advertising to our global advertising campaigns through various cooperative advertising programs. We employ other promotional activities to further support our retailers and increase product sales, including in-store point of sale and loyalty programs. At www.samsonite.com, we communicate our corporate message and product and brand image through an integrated global website. In fiscal 2005 we spent approximately $57.3 million and for the last five fiscal years we have expended, on average, in excess of $48 million annually in global communications, cooperative advertising programs and related public relations and promotional activities to support the sale of our branded products.

Manufacturing and Sourcing Products

        We believe that our large size and leading market position allow us to achieve volume driven purchasing and manufacturing economies of scale. Our global product-sourcing network consists of Samsonite-operated manufacturing facilities and various third party finished goods suppliers located principally in Asia and Eastern Europe. Our global sourcing network enables us to obtain economies of scale by sourcing products from countries with low production costs while maintaining the same quality standards as the products we manufacture ourselves.

        In fiscal year 2005, approximately 12% of our revenues from softside luggage, outdoor and casual bag, and business and computer case products were from products manufactured in our own facilities. We purchased the remainder of our softside products from third-party vendors in Asia and Eastern Europe. In recent years, we have increasingly relied on third-party vendors for sourcing softside products due to various factors, including the admission of China to the World Trade Organization. It is becoming increasingly more cost-effective to outsource the production of products we previously manufactured. We select different third-party vendors to take advantage of differences in manufacturing costs, payment terms and shipping costs. We do not rely on any single third-party vendor whose loss would be material to us.

        We manufacture most of our hardside luggage and business case products that we sell. During fiscal 2005, our hardside production facilities were located in Oudenaarde, Belgium; Nashik, India; Hénin-Beaumont, France and Ningbo, China.

        Softside luggage is primarily made from fabric including nylon, polyester, and vinyl as well as aluminum, steel, plastics and leather. These materials are purchased from various vendors throughout China and Taiwan and are readily available. The hardside luggage is composed primarily of polypropylene, which we source from two European suppliers, and the hanger trolley system, which we source from suppliers in India and Europe. Neither of these hardside materials is difficult for the Company to obtain.

        We maintain a vigorous quality control program for goods manufactured at our own plants and at third-party vendor facilities. New products are put through a series of simulation and stress tests to assure durability and strength. In our manufacturing facilities and our Asian quality assurance office, we use quality control inspectors, engineers and lab technicians to monitor product quality and production standards at vendors' production facilities.

Competition

        Competition in the worldwide luggage industry is very fragmented. In the United States, we compete based on brand name, consumer advertising, product innovation, product quality, product differentiation, customer service and price. In Europe, we compete based on our premium brand name, product design, product quality, access to established distribution channels, new product offerings and price. In Asia we compete based on premium brand name, product design, product quality, product innovation, consumer advertising, well-established distribution channels and customer service.

        The manufacture of softside luggage is labor intensive but not capital intensive; therefore, barriers to entry by competitors in this market segment are relatively low. We have many competitors in the softside luggage market. In addition, we compete with various large retailers, some of whom are our customers, who have the ability to purchase private label softside luggage directly from low-cost manufacturers. The manufacture of hardside and hybrid luggage is more capital intensive and there are relatively few finished goods vendors; consequently, barriers to entry are relatively high. Nonetheless, we have several competitors worldwide in the hardside luggage market.

Customers

        Our customers include specialty stores featuring luggage products, major department stores that carry luggage, retail chain stores, mass merchants, premium sales (sales direct to business), Internet retailers and discounters. We also sell certain products directly to consumers through Samsonite-operated retail stores in the United States, Canada, Europe, Latin America and Asia and over the Internet at our www.samsonitecompanystores.com website. We do not depend on any single customer for more than 5% of our consolidated revenues.

Environmental Matters

        Our operations throughout the world are subject to federal, state and local environmental laws and regulations. These environmental laws and regulations govern the generation, storage, transportation, disposal and emission of various substances. We work to ensure that our existing operations comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material effect upon our capital expenditures or financial position. From time to time we have incurred, or accrued for, cleanup or settlement costs for environmental cleanup matters associated, or alleged to have been associated, with our historic operations. To date these expenses have not had a material effect upon our capital expenditures or financial position. There can be no assurance, however, that unknown, undiscovered or unanticipated situations or events will not require us to increase the amount we have accrued for any environmental matter or accrue for an environmental matter that has not been previously accrued because it was not considered probable.

Trademarks and Patents

        We are the registered owner of Samsonite, American Tourister and other trademarks. As of January 31, 2005, we had approximately 2,117 trademark registrations and 215 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. Our Samsonite® and American Tourister® trademarks are of material importance to our business. Our trademark registrations in the United States and elsewhere will remain in existence for as long as we continue to use and renew them on a timely basis.

        We also own approximately 131 United States patents and approximately 944 patents (i.e., patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 161 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. The patents we hold provide barriers to competition in applicable portions of our business, primarily associated with hardside and hybrid luggage products. The loss of some or all of the protection of the patents could make it easier for other companies to enter our markets and compete against us by eroding our ability to differentiate ourselves on the basis of technical superiority. While we believe the protection afforded by the patents is strong, there can be no assurance that other companies will not be able to design and build competing products in a manner that does not infringe the patents. Our patents and pending patent applications cover features popularized in our EZ CART®, Smart Pocket, Hardlite, Piggyback®, Ultravalet®, Xylem®, Sideroller and Oyster luggage. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

Employees and Labor Relations

        At January 31, 2005, we had approximately 5,000 employees worldwide, with approximately 1,200 employees in the United States and approximately 3,800 employees in other countries including approximately 2,100 employees in Europe, 1,300 employees in Asia and 400 employees in "Other Americas". In the United States, approximately 100 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 2005. At January 31, 2005 we employed approximately 1,500 workers in our seven European manufacturing plants located in Belgium, France, Slovakia, Spain, Italy and Hungary. In Europe, union membership is not officially known to Samsonite as union membership varies from country to country. It is probable that most of our European workers are affiliated with a union. Most European union contracts have a one-year duration. We believe our employee and union relations are satisfactory.

Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe", "expect," "intend," "estimate," "anticipate," "will," and similar expressions (and their negatives) identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to the risk factors set forth below:

Events which negatively affect consumer confidence or travel levels negatively affect our business.

        Our business and results of operations are subject to uncertainties arising out of regional and world events which negatively impact consumer spending or travel, such as the impact of terrorist attacks, hostilities in the Middle East and other regions, the incidence or spread of contagious diseases (such as SARS), or other economic, political, or public health or safety conditions or events that impact consumer confidence, spending and travel. Events such as these are likely to contribute to a general reluctance by the public to travel, which would cause a decrease in demand for our luggage products and, as a result, may have an adverse effect on our business, results of operations and financial condition.

A downturn in the economy may affect consumer purchases of discretionary luggage items, which could adversely affect our sales.

        Our sales levels are closely correlated to general economic and business conditions in the global markets in which we sell our products. Our business is subject to economic conditions in its major markets, including recession, inflation, deflation, general weakness in retail and travel markets, and changes in consumer purchasing power. As such, a downturn in the economies in which we sell our products may adversely affect our sales and gross profit margins.

Samsonite's business is subject to foreign exchange risk.

        Our operations may be adversely affected by significant fluctuations in the value of the U.S. dollar compared to the euro and other currencies. Approximately 62% of our net sales for fiscal 2005 was attributable to our European sales and other foreign operations. Samsonite consolidates the financial results of its international subsidiaries into its financial statements. Each of those subsidiaries operates using the functional currency of the country in which they are located. If the U.S. dollar strengthens, the results of operations for our international businesses, when translated into U.S. dollar terms, may be reduced and our operating results and financial condition may be adversely affected.

The business of our subsidiaries with international operations may be adversely affected by international business risks and fluctuations in currency exchange rates.

        Approximately 62% of our net sales for fiscal 2005 were attributable to our European other foreign operations, which include significant operations throughout Asia and Latin America. Our operations may be affected by economic, political, social and governmental conditions in the countries where we have manufacturing facilities (either directly owned or as joint venture partners) or where our products are sold. In addition, factors such as changes in economic or political conditions in any of the countries in which we or our joint ventures operate could result in unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on our operations, or expropriation.

If interest rates rise, our borrowing costs will rise and our operating results may decline.

        We have €100 million of senior floating rate notes outstanding, which bear an interest rate of Euribor plus 4.375% (6.517% at January 31, 2005). In addition, our senior revolving credit facility and the short-term credit lines that we use from time to time to finance our European operations are floating rate obligations. At January 31, 2005, our borrowings under the senior revolving credit facility were $4.6 million and we had borrowings under other short-term credit lines of $15.5 million. These amounts may vary from time to time throughout the year as business needs fluctuate. If interest rates rise, our interest expense will increase and our results of operations will be adversely affected.

Our vendors may be unable to manufacture and deliver products in a timely manner or meet our quality standards.

        A significant portion of our net sales are derived from products which are manufactured by third party vendors, a majority of which are located in Asia and Eastern Europe. We depend upon the ability of these vendors to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Our reliance on these vendors and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a vendor's failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

Samsonite's inability to respond to changes in consumer demands and fashion trends in a timely manner could adversely affect our sales.

        Our success depends on our ability to identify, originate and define product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure that we will be able to continue to develop appealing styles or meet changing consumer demands in the future.

We must be able to maintain effective distribution channels that serve our customers' purchasing patterns.

        The retail market, particularly in the United States, is marked by rapid changes in distribution channels and customer purchasing patterns. Our products are sold through many distribution channels, from our own stores, through our company website and through retail locations of others, including department and specialty stores, national and mass merchant retailers, and warehouse clubs. Maintaining good relationships with superior distribution partners, and establishing new distribution channels to better serve our customers' purchasing patterns, are key to our continued success. If distribution channel trends and purchasing preferences change and we are not positioned to take advantage of such changes, we could get shut out of important market segments and our sales and results of operations could be adversely affected.

Certain corporate transactions require the approval of our major stockholders.

        Our three major stockholders and their affiliates control approximately 82% of our voting stock. Samsonite is a party to a July 31, 2003 Stockholders Agreement with the major stockholders and others relating to the ownership rights and corporate governance of Samsonite. Pursuant to the terms of the Stockholders Agreement, the major stockholders have agreed to take all actions in their power to elect nominees selected by the major stockholders to our board of directors in the future. As a result, eight of the nine members of our board of directors are nominees of the major stockholders. In addition, our ability to take certain actions, including amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including debt incurrences, stock issuances, acquisitions, asset sales and the like), is subject to the written consent of either all or two-thirds (depending on the action) of the major stockholders so long as the major stockholders collectively continue to hold 25% of our outstanding voting stock. Accordingly, for the foreseeable future, our major stockholders will exercise significant influence over our board of directors and business and operations.

        The level of ownership of the voting stock by the major stockholders may have the effect of making more difficult or of discouraging, absent the support of such major stockholders, a proxy contest, a merger involving Samsonite, a tender offer, an open market purchase program or purchases of Samsonite common stock that could give holders of such stock the opportunity to realize a premium over the then-prevailing market price for their shares of common stock.

We have a leveraged capital structure which could adversely affect our financial health, our ability to service our indebtedness and to grow our business.

        We have a substantial level of indebtedness. As of January 31, 2005 we had:

  •
  total indebtedness of $354.3 million;

  •
  convertible preferred stock with a liquidation preference of $180.1 million.

  •
  a stockholders' deficit of $49.1 million.

        Our substantial debt could have consequences to security holders, including:

  •
  it could make it more difficult for us to satisfy our obligations on our public debt securities;

  •
  it may require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness—this would reduce the cash flow available to us for operations, working capital, capital expenditures, acquisitions and general corporate purposes;

  •
  it may limit our ability to obtain additional financing for working capital, capital expenditures, product development and general corporate purposes;

  •
  it may make us more vulnerable in the event of a downturn in general economic conditions or in our industry; and

  •
  it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage to less-leveraged competitors.

        There can be no assurance that our cash flow and capital resources will be sufficient for us to make payments on our indebtedness or meet our other obligations in the future. If our cash flow and other capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets, try to obtain additional equity capital or refinance or restructure our debt. There can be no assurance that any of those alternatives would be successful or allow us to meet our scheduled obligations in the future.

The luggage market is highly fragmented; we face competition from many smaller competitors.

        We compete with many domestic and international companies in our global markets. We compete on brand name, consumer advertising, product innovation, quality, differentiation of product features, customer service and price. The worldwide luggage market is highly fragmented, meaning that we have many competitors. Barriers to entry into the manufacturing of softside luggage are relatively low and we face competition from many low cost manufacturers of inexpensive, softside luggage products. We cannot assure you that we will be able to compete effectively in the future in our markets.

ITEM 2. PROPERTIES

        The following table sets forth certain information relating to our principal offices, warehouse and manufacturing properties and facilities. All of our manufacturing plants, in our opinion, have been adequately maintained and are in good operating condition. We believe that our existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle our sales volumes for the foreseeable future. The Company's headquarters in Denver share the same location as a distribution facility. On March 15, 2005, the Company sold its Denver, Colorado campus to a third party. The Company leased back the office building, warehouse and retail store for two years with options to extend the office and warehouse leases for two additional one-year periods. The owned plant and real estate in India is pledged as security on a loan.

Segment	Description	Owned or Leased
Corporate and Americas
Denver, CO	Americas headquarters, warehouse	Owned/Leased
Europe
Oudenaarde, Belgium	Manufacturing plant, Sales and Administration	Owned
Henin-Beaumont, France	Manufacturing plant	Owned
Szekszard, Hungary	Manufacturing plant	Owned
Samorin, Slovak Republic	Manufacturing plant	Owned
Saltrio, Italy	Manufacturing plant, Sales and Administration	Leased
Madrid, Spain	Sales and administration offices	Leased
Asia
Nashik, India	Manufacturing plant	Owned
Ningbo, China	Assembly plant	Owned
Korea	Office, warehouse	Leased
Singapore	Office, warehouse	Leased
Hong Kong	Office	Leased
Bandar Sunway, Malaysia	Office, warehouse	Leased
Americas
Mexico City, Mexico	Manufacturing plant, office and warehouse	Owned
Buenos Aires, Argentina	Warehouse, distribution center	Leased/Owned
Jacksonville, FL	Warehouse	Leased
Stratford, Canada	Retail, distribution center	Owned
Warren, RI	Administrative, retail stores	Leased
Uruguay	Warehouse	Leased
Sao Paulo, Brazil	Office	Leased

        We also maintain numerous leased sales offices and retail outlets throughout the world.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock, par value $.01 per share (the "Common Stock"), is traded by dealers using the OTC Bulletin Board under the symbol "SAMC.OB". The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 2004 and 2005 and through April 18, 2005 (as reported on the OTC Bulletin Board). The closing price of the common stock on the OTC Bulletin Board on April 18, 2005 was $0.98 per share.

	High	Low
Fiscal 2004
Fiscal quarter ended:
April 30, 2003	$0.80	0.33
July 31, 2003	$1.14	0.39
October 31, 2003	$0.90	0.45
January 31, 2004	$0.85	0.59
Fiscal 2005
Fiscal quarter ended:
April 30, 2004	$0.95	0.43
July 31, 2004	$1.70	0.70
October 31, 2004	$1.43	0.60
January 31, 2005	$0.96	0.71
Fiscal 2006
February 1, 2005 through April 18, 2005	$1.50	0.55

        As of April 18, 2005, the number of holders of record of our Common Stock was 326.

        The Company has paid no dividends on its common stock for the past two fiscal years. All holders of shares of our Common Stock share ratably in any dividends declared by our Board of Directors. The payment of dividends is at the discretion of our Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of bank indebtedness and contractual restrictions with respect to the payment of dividends. The terms of our indebtedness, the certificate of designation for our convertible preferred stock, and the indentures for the senior floating rate notes and the 8 7/8% senior subordinated notes currently restrict us from paying dividends on our common stock.

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

	Year ended January 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data
Net Sales	$902,896	776,451	752,402	743,082	789,501
Gross Profit	$416,302	349,942	322,041	299,491	329,755
Operating Income	$65,004	69,725	69,486	20,976	50,677
Net Income (Loss)	$(9,049)	3,555	3,294	(33,554)	(6,800)
Preferred Stock Dividends and Accretion of Preferred Stock Discount	$(13,683)	(31,055)	(42,837)	(37,505)	(32,854)
Net Loss to Common Stockholders	$(22,732)	(27,500)	(39,543)	(71,059)	(39,654)
Weighted Average Common Shares Outstanding—Basic and Diluted	224,764	122,842	19,863	19,809	19,746
Loss per Common Share—Basic and Diluted	$(0.10)	(0.22)	(1.99)	(3.59)	(2.01)
Balance Sheet Data (as of end of period)
Cash and Cash Equivalents	$56,378	29,524	22,705	69,390	18,760
Property, Plant and Equipment, Net	$98,810	114,471	112,895	113,317	129,802
Total Assets	$565,735	501,888	493,664	529,864	544,804
Long-Term Obligations (including Current Installments)	$338,841	327,567	423,155	472,373	426,158
Stockholders' Deficit	$(49,139)	(22,832)	(464,698)	(401,399)	(325,345)
Cash Dividend Declared per Common Share	$—	—	—	—	—

        The Company has implemented various restructuring plans and incurred restructuring charges in fiscal 2005, 2004, 2003, 2002 and 2001, which may affect the comparability of the selected historical consolidated financial information presented above, and the comparability of such information to future years' financial information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the fiscal 2005, 2004 and 2003 restructurings. Certain reclassifications have been made to the consolidated financial statements for the years ended January 31, 2004, 2003, 2002 and 2001 to conform to the January 31, 2005 presentation. See Note 1 to the consolidated financial statements contained elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for each of the years in the three years ended January 31, 2005, 2004 and 2003 and should be read in conjunction with the selected financial data, the consolidated financial statements of the Company and notes thereto beginning on page F-1. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, "fiscal 2005" refers to the 12 months ended January 31, 2005. The Company's operations consist primarily of the manufacture and sale of luggage, business and computer cases, outdoor and casual bags, and travel-related products. The Company also licenses its brand names and is involved with the design and sale of apparel. The discussion is organized under the following headings: Executive Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Financing and Other Matters, Critical Accounting Policies and New Accounting Standards.

Executive Overview

        The Company sells and distributes luggage, business and computer bags, outdoor and casual bags, and other travel-related products throughout the world. The sale of these products is affected by various events that may affect the worldwide travel industry, such as war, the spread of epidemics, and recessionary conditions. The Company believes its strategy of expanding globally minimizes the effect of many of these events, which sometimes have primarily regional effects on travel. Management believes certain strategies including diversification into outdoor and casual bags and travel-related products, continual development of new and innovative products, cost saving and controlling measures, and new strategies for advertising and promotion will contribute to the Company's strength in the future:

        Product Development—In the past several years, consumer preferences have shifted from structured (hardside) luggage products to more unstructured softside luggage and bags that are more casual and lower priced. As a result, we are developing new products in the outdoor and casual bags and travel-related accessories categories and shifting to different distribution channels to keep pace with consumer trends.

        Cost Control—We are streamlining many of the manufacturing and administrative activities of the Company. Over the past several years, the Company has completed several restructuring initiatives primarily involving the closing of Company-owned manufacturing plants and the relocation of production to lower cost Eastern Europe plants or Asia contract manufacturers, primarily in China. Management is continually trying to maintain a competitive advantage by decreasing costs while providing quality products.

        Advertising/Promotions—Developing new ways to advertise and promote our products has become more important than ever in the current competitive environment. We are focusing on advertising in the most strategic and cost-effective manner in order to maintain and enhance brand recognition, while overall increasing the amount of brand support investment year on year.

        The Company's fiscal 2005 sales were $902.9 million compared to $776.5 million in fiscal 2004, an increase of $126.4 million. The stronger euro currency compared to the U.S. dollar caused approximately $35.7 million of this increase. The remainder of the increase in sales was caused by increased business and tourist travel in fiscal 2005 compared to the prior year and expansion of product assortments and sales. Prior year product sales were adversely affected by the war in Iraq and, in primarily the first half of the prior year, by the SARS epidemic scare. These events had an adverse effect on travel and the sale of luggage. As the negative effects of the prior year events subsided, travel increased markedly and economies throughout the world improved.

        During fiscal 2005, the Company refinanced its senior subordinated debt in order to reduce its interest costs and hedge its substantial investment in European operations. The previously outstanding 10 3/4% senior subordinated notes having a principal outstanding of $322.9 million at the end of the previous fiscal year were retired through the issuance of $205.0 million of 8 7/8% notes due in 2011 and 100.0 million of euro-denominated floating rate notes due 2010. The Company incurred $13.7 million of redemption premiums and wrote off $4.1 million of deferred financing costs related to the retired notes; both items were charged to other income and expense. The Company also incurred $8.0 million of issuance costs, which are being amortized to interest expense over the life of the new notes. As a result, the Company expects to save about $8.0 million per year in interest costs based on the current interest rate environment. As a result of this refinancing and lower borrowings on its credit lines during fisca1 2005, interest expense decreased from $43.5 million in fisca1 2004 to $35.2 million in fisca1 2005.

        Other major items affecting the results of operations for fiscal 2005 compared to fiscal 2004 included:

  •
  $4.0 million of stock compensation expense for executive stock option awards compared to none in fiscal 2004.

  •
  $5.9 million of restructuring provisions in fisca1 2005 compared to $1.8 million in fiscal 2004. Fiscal 2005 restructuring provisions related to the closing of a manufacturing plant in Spain and cost reduction initiatives in the Americas operations (primarily Latin America).

  •
  An increase of $14.9 million in advertising and promotion expenses to $57.3 million.

        At January 31, 2005, we had cash on hand of $56.4 million and total debt of $354.3 million. This compares to cash on hand of $29.5 million and total debt of $333.7 million at January 31, 2004. Availability for borrowing on our asset-based revolving credit facility at January 31, 2005 was €22 million and $35.0 million U.S. dollars. At January 31, 2005, we had $4.6 million of letters of credit outstanding under the U.S. portion of the revolving credit facility, which reduced net availability on the U.S. line to $30.4 million.

        Since approximately 45% of the Company's reported sales are derived from operations reported in euros, the decline in the average exchange rate of the dollar to the euro over the past two fiscal years has had a dramatic effect on the Company's reported results of operations. Results of operations for fiscal 2005 were translated at an average euro exchange rate of 1.245 euros to the dollar while fiscal 2004 results were translated at an average euro exchange rate of 1.136 euros to the dollar. Thus, while local sales denominated in euros increased by 7.3% (the constant U.S. dollar equivalent of $25.1 million), these euro-denominated sales, when translated to U.S. dollars, increased by approximately $60.8 million or 17.6%. The strengthening of the euro to 1.245 from 1.136 thus had the effect of increasing reported sales by approximately $35.7 million between fiscal 2005 and 2004. The stronger euro also resulted in increases in reported cost of sales and other operating expenses in fiscal 2005 compared to fiscal 2004. Certain of the most significant effects from the differences in exchange rates are noted in the analysis of Results of Operations and Liquidity and Capital Resources and are referred to as an "exchange rate difference."

Results of Operations

        For purposes of this management's discussion and analysis of operations, we are analyzing our net sales and operations as follows: (i) "European" operations, which includes its European sales, manufacturing and distribution, wholesale and retail operations; (ii) the "Americas" operations, which includes wholesale and retail sales and distribution operations and corporate headquarters in the United States, combined with the "Other Americas" operations, which are operations in Canada and Latin America; (iii) "Asian" operations which are the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Hong Kong, Taiwan and Malaysia; and (iv) Licensing Operations.

Fiscal 2005 Compared to Fiscal 2004

        Sales.    The following is a summary of the Company's revenues from product sales and licensing:

	Year ended January 31,
	2005	2004
	(in millions)
Europe	$405.3	344.5
Americas	379.1	336.1
Asia	98.6	73.9
Licensing	19.9	22.0

Total Revenue	$902.9	776.5

        On a U.S. dollar basis, sales from European operations increased to $405.3 million in fiscal 2005 from $344.5 million in fiscal 2004, an increase of $60.8 million, or 17.6%. Expressed in the local European currency (euros), fiscal 2005 sales increased by 7.3%, or the U.S. constant dollar equivalent of $25.1 million, from fiscal 2004. The increase in sales was caused by a generally stronger economic climate in most European countries, with the exception of Germany, and an increase in air travel from prior year levels, which had been negatively affected by the SARS epidemic and the armed conflict in Iraq. Product sales increased in the luggage and structured bags category and the casual bag category. Hardside product sales declined by 4.1%. Consumer preference in Europe continues to trend towards softside products. Two of our largest European customers, Gold-Krone and Karstadt, experienced financial difficulties during fiscal 2005 which negatively impacted sales. We continue to sell to the individual members of the Gold-Krone buying group and Karstadt's situation has improved as a result of its financial restructuring initiatives.

        Sales from the Americas operations increased to $379.1 million in fiscal 2005 from $336.1 million in fiscal 2004, an increase of $43.0 million, or 12.8%. The increase was primarily due to an increase in U.S. Wholesale sales of $28.6 million, an increase in Other Americas sales of $8.3 million, and an increase in U.S. Retail sales of $6.1 million. U.S. Wholesale sales increased to $203.5 million in fiscal 2005 from $174.9 million in the prior year, an increase of 16.4%. Prior year sales were negatively affected by a decrease in U.S. travel as a result of the armed conflict in Iraq. U.S. Wholesale sales were higher in the department store, mass merchant and specialty product channels and lower in the warehouse club channel. Sales in the U.S. Retail division increased to $123.1 million in fiscal 2005 from $117.0 million in the prior year due to price increases associated with higher quality products, an improved mix of accessory related items, and increased advertising. In our company stores, same store sales for fiscal 2005 increased by 5.4%. As of January 31, 2005, there were 182 company-owned retail stores, compared to 202 stores at January 31, 2004. The increase in sales of the Other Americas to $52.5 million in fiscal 2005 from $44.2 million in the prior year, or 18.8%, is primarily due to improved Mexican, Brazilian and Argentine economies, expansion of direct sales efforts in several areas, and the success of new product developments.

        Sales from Asian operations increased to $98.6 million in fiscal 2005 from $73.9 million in fiscal 2004, an increase of $24.7 million or 33.4%. The increase in sales is primarily due to higher sales in South Korea, Hong Kong and India. Sales in many areas of Asia in the prior year were adversely affected by the SARS epidemic scare. Asian sales growth also resulted from an increase in the number of retail stores and the introduction of new product lines during the year. In January 2005, we executed a joint venture agreement with a local partner in Japan to commence operations as a direct sales marketer in Japan. Previously the Japanese market was served under a license agreement with another luggage manufacturer.

        The decrease in royalty revenues of $2.1 million is primarily due to a non-recurring $1.8 million royalty received in the prior year upon the settlement of a trademark infringement action against a third party. We are currently trying to sell these non-core business brands.

        Gross Profit.    Consolidated gross profit in fiscal 2005 was $416.3 million, compared to $349.9 million in fiscal 2004, an increase of $66.4 million. Consolidated gross margin as a percentage of sales increased by 1.0 percentage point to 46.1% in fiscal 2005 from 45.1% in fiscal 2004. Higher margins and gross profit in fiscal 2005 compared to fiscal 2004 are primarily due to (i) lower costs in Europe and Asia from the effect of a stronger European currency on product costs paid for in U.S. dollars, (ii) the continued effects of shifting production and product sourcing to lower cost countries, (iii) the reduction in fixed manufacturing costs through the Company's operational restructuring activities, and (iv) increased sales from Company-operated retail stores which carry higher margins. The increase in gross profit was achieved despite the effect of higher oil prices during the year. Higher oil prices affect the cost of polypropylene (used in the manufacture of hardside luggage) and certain materials used in the manufacture of softside luggage.

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A in fiscal 2005 was $341.6 million compared to $273.2 million in fiscal 2004, an increase of $68.4 million or 25.0%. The increase is primarily due to an increase of variable selling expenses associated with higher sales levels compared to the prior year. Other items affecting the total increase in SG&A include higher advertising expenses of $14.9 million, the exchange rate difference which caused an $11.8 million increase in Europe's SG&A, stock option expense of $4.0 million related to options granted to executive officers during the year and higher corporate consulting expenses of $2.9 million related to Sarbanes-Oxley compliance and other projects.

        Variable selling expense in Europe increased during the year due to higher freight and warehousing expenses resulting from increased sales, higher Lacoste royalties resulting from an increase in Lacoste sales, and higher service after sales expenses. U.S. Wholesale SG&A expense increased due to higher variable selling expense related to higher sales levels and lower discretionary expenses in the prior year when sales were depressed due to the effects of the armed conflicts in the Middle East. Increases in SG&A for U.S. Retail, Other Americas and Asia were consistent with the increase in sales.

        Provision for Restructuring Operations and Asset Impairment Charge.    We recorded restructuring charges of $5.9 million in fiscal 2005, comprised of the following elements: during the first quarter of fiscal 2005, we recorded a restructuring provision of $3.4 million for the closure of the Tres Cantos, Spain manufacturing plant and recorded severance costs associated with approximately 40 positions that were eliminated during the first quarter of fiscal 2005; during the second quarter of fiscal 2005, we recorded a charge of $0.7 million for lease termination costs related to the closure of the Nogales, Mexico production facility, (production at this facility ceased during July 2004 and the facilities were vacated during the third quarter); and during the fourth quarter of fiscal 2005, we recorded a restructuring provision of $1.8 million related to severance for the elimination of approximately 96 positions in our Americas operations.

        Interest Expense and Amortization of Debt Issue Costs and Premium.    Interest expense and amortization of debt issue costs declined to $35.2 million in fiscal 2005 from $43.5 million in fiscal 2004. The decline in interest expense is due primarily to lower interest rates under our senior credit facilities primarily as a result of the recapitalization completed midway through fiscal 2004 and the refinancing of the Company's senior subordinated debt completed in June 2004 (fiscal 2005). Interest expense includes $2.4 million in amortization of debt issuance costs in fiscal 2005 and $2.2 million in fiscal 2004. During the second quarter of fiscal 2005 the Company completed a refinancing of the Company's senior subordinated notes. To refinance the 10 3/4% notes and to pay the tender and redemption premiums of $13.7 million, the Company issued €100 million of senior floating rate notes due in 2010 and $205.0 million of 8 7/8% senior subordinated notes due in 2011. A total of $8.0 million of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. Additionally, a total of $4.1 million of unamortized deferred financing costs related to the original issuance of the 10 3/4% notes was written off to other income (expense).

        Other Income (Expense)—Net.    The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Year ended January 31,
	2005	2004
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts used to hedge results of European operations	$0.4	(0.5)
Gain (loss) on disposition of assets held for sale and fixed assets, net	0.8	(0.1)
Write-off of deferred financing costs and bank loan amendment fees	(4.1)	(5.8)
Foreign currency transaction gains (losses)	1.3	—
Pension costs	(2.8)	(1.8)
Redemption premium and expenses on 10 3/4% senior subordinated notes	(13.7)	—
Other, net	(4.8)	(1.9)

	$(22.9)	(10.1)

        Other expense—net increased by $12.8 million primarily due to $13.7 million redemption premiums paid upon the refinancing of the 10 3/4% senior subordinated notes and the write-off of $4.1 million of deferred financing costs.

        Pension costs represent the actuarial determined pension expense associated with the pension plans of two companies unrelated to our operations whose pension obligations were assumed by us as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which we were a part prior to 1993. The increase in pension expense is a result of the decrease in interest rates used to discount pension obligations. For a further discussion of pension plan expense, see "Pension Plans" under Critical Accounting Policies included below.

        Other, net expense increased to $4.8 million in fiscal 2005 from $1.9 million in fiscal 2004 due to costs associated with the initial investment in the Japan joint venture, due diligence expenses associated with potential acquisitions that were not completed, and expenses incurred to settle a claim for an environmental matter related to the manufacturing and office building site occupied by the Company until the late 1960's in Denver, Colorado.

        Income Taxes.    Income tax expense increased to $13.0 million in fiscal 2005 from $10.4 million in fiscal 2004. The increase in income tax expense is due to higher foreign income taxes for the European operations because of the exchange rate difference and higher income before taxes. Valuation allowances were provided for all net U.S. deferred tax assets in fiscal 2005 and 2004 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years and annual statutory limitations on the future utilization of net operating loss carryforwards, and (iii) the Company's forecasts of future taxable income. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) the change in the valuation allowance primarily attributable to U.S. net operating losses which do not provide a benefit, (ii) U.S. taxes on foreign dividends and deemed dividends, (iii) state income taxes, and (iv) the tax rate differential on foreign earnings.

        Preferred Stock Dividends and Accretion of Preferred Stock Discount.    This item represents the accrual of cumulative dividends and accretion of discount on the outstanding 8% convertible preferred stock. Dividends have been accrued on the preferred stock since its issuance on July 31, 2003 and compound quarterly. The decrease of $17.4 million in fiscal 2005 compared to fiscal 2004 is due to the reduction in the coupon rate and face amount of the preferred stock outstanding as a result of the July 31, 2003 recapitalization.

        Net Loss to Common Stockholders.    The net loss to common stockholders decreased to $22.7 million in fiscal 2005 from $27.5 million in fiscal 2004, and the net loss per common share declined to $0.10 in fiscal year 2005 from $0.22 per share in fiscal year 2004. This amount represents net loss after dividends payable on the convertible preferred stock and is the amount used to calculate net loss per common share. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2005 and 2004 was 224,764,006 and 122,842,078, respectively. The Company had 224,834,708 shares of common stock outstanding as of January 31, 2005.

Fiscal 2004 Compared to Fiscal 2003

        Sales.    The following is a summary of the Company's revenues from product sales and licensing:

	Year ended January 31,
	2004	2003
	(in millions)
Europe	$344.5	308.3
Americas	336.1	349.3
Asia	73.9	75.6
Licensing	22.0	19.2

Total Revenue	$776.5	752.4

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

        Sales from Asian operations decreased to $73.9 million in fiscal 2004 from $75.6 million in fiscal 2003, a decrease of $1.7 million or 2.2%. The decline in sales is primarily due to the continued difficult political and economic conditions in the Korean peninsula, which contributed to a decline in sales of Korea. Sales in China were severely impacted by the SARS epidemic particularly during the first six months of the year declining by 7.9% in fiscal 2004. Offsetting these losses was an increase in sales of $1.7 million in Hong Kong and $2.0 million in India, as they returned to more normal sales levels as the effects of the SARS outbreak and the war in Iraq subsided in the latter half of the fiscal year.

        The increase in royalty revenues is primarily due to an increase in revenues from the Japanese luggage licensee and a $1.8 million royalty received upon the settlement of a trademark infringement action taken by the Company against a third party.

        Gross Profit.    Consolidated gross profit of $349.9 million in fiscal 2004 increased from consolidated gross profit in fiscal 2003 of $322.0 million, an increase of $27.9 million. Consolidated gross margin as a percentage of sales increased by 2.3 percentage points to 45.1% in fiscal 2004 from 42.8% in fiscal 2003.

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

        Selling, General and Administrative Expenses ("SG&A").    Consolidated SG&A of $273.2 million in fiscal 2004 increased from $248.7 million in fiscal 2003, an increase of $24.5 million. Increased SG&A in fiscal 2004 compared to fiscal 2003 is primarily due to (i) the exchange rate difference which caused a $17.5 million increase in Europe's SG&A, (ii) a $4.0 million reduction in pension income from the U.S. pension plan, (iii) higher advertising expenses and (iv) higher selling and occupancy expenses due to an increased number of worldwide Company-operated retail stores.

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

        Other Income (Expense)—Net.    The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Year ended January 31,
	2004	2003
	(in millions)
Net loss from foreign currency forward delivery contracts used to hedge results of European operations	$(0.5)	(4.8)
Loss on disposition of assets held for sale and fixed assets, net	(0.1)	(1.4)
Bank loan amendment fees and write-off of deferred financing costs and expenses	(5.8)	(3.1)
Foreign currency transaction losses	—	(2.8)
Pension costs	(1.8)	(0.2)
Other, net	(1.9)	(1.9)

	$(10.1)	(14.2)

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

        Pension costs represent the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company's operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993. The increase in pension expense is a result of the decline in the equity markets in fiscal 2002 and the decrease in interest rates used to discount pension obligations. For a further discussion of pension plan expense, see Pension Plans under Critical Accounting Policies included below.

        Income Taxes.    Income tax expense increased to $10.4 million in fiscal 2004 from $3.0 million in fiscal 2003, an increase of $7.4 million. The increase in income tax expense is due primarily to a $5.0 million credit to income tax expense in fiscal 2003. As a result of the completion of federal income tax audits in the U.S., the Company reduced U.S. federal and state accrued income taxes by $5.0 million in fiscal 2003 for excess accrued taxes related to prior years. This increase is also partially due to higher foreign income taxes for the European operations because of the exchange rate difference and higher income before taxes. Valuation allowances were provided for all U.S. deferred tax assets in fiscal 2004 and 2003 based on an assessment of the likelihood of their realization in view of (i) the U.S. current year net operating loss for book and tax purposes, (ii) expiration dates for tax net operating losses incurred in prior years and annual statutory limitations on the future utilization of net operating loss carryforwards, and (iii) the Company's forecasts of future taxable income. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) the change in the valuation allowance primarily attributable to U.S. net operating losses which do not provide a benefit, (ii) U.S. taxes on foreign dividends and deemed dividends, (iii) state income taxes, and (iv) the tax rate differential on foreign earnings.

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

Liquidity and Capital Resources

        At January 31, 2005, the Company had a consolidated cash balance of $56.4 million and working capital of $191.4 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

        The Company's primary sources of liquidity are its cash flow from operations and borrowing availability under its senior credit facility. During fiscal 2005, the Company's cash flow from operations was $34.7 million compared to $28.0 million in fiscal 2004. During fiscal 2005, the Company's cash flow from operations together with amounts available under its credit facilities was sufficient to fund fiscal 2005 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

        The Company's senior credit facility provides for a maximum borrowing base of $35.0 million for the Company and €22 million for its European subsidiary. The borrowing base under the U.S. facility is generally calculated as a percentage of the Company's U.S. inventory and receivables increased by an agreed upon value for real estate or intangible assets and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At January 31, 2005, these borrowing base calculations resulted in $35.0 million available for borrowing in the U.S. and €22 million available for borrowing by the European subsidiary. At January 31, 2005, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $30.4 million. At January 31, 2005, no amounts were outstanding under the European portion of the facility.

        The Company's long-term debt structure includes $205.0 million of 8 7/8% senior subordinated notes which are due in 2011 and €100 million of euro-denominated floating rate notes which are due in 2010.

The euro denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly. At January 31, 2005, the rate was 6.517%.

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

Off-Balance Sheet Financing and Other Matters

        The Company's most significant off-balance sheet financing arrangements as of January 31, 2005 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

        The Company's lenders have issued letters of credit in the U.S. totaling $4.6 million and documentary letters of credit in Europe totaling $2.1 million as of January 31, 2005. The Company has issued other guaranties totaling $1.9 million to meet operational requirements.

        The following summarizes the Company's contractual cash obligations under long-term debt and capital lease obligations, operating lease agreements and purchase commitments and other long-term liabilities as of January 31, 2005:

	Payments due by period
	2006	2007-2008	2009-2010	Beyond	Total
	(In thousands)
Long-term debt and capital lease obligations	$1,792	1,406	217	335,426	338,841
Estimated interest payments(a)	28,424	56,589	56,364	27,220	168,597
Operating leases	22,064	26,437	10,218	4,771	63,490
Purchase commitments and other long-term liabilities(b)	46,921	3,000	750	—	50,671

Total contractual cash obligations	$99,201	87,432	67,549	367,417	621,599

(a)
Estimated interest payments were calculated as follows: (i) interest on short-term debt and the senior credit facility was based on amounts outstanding and interest rates during fiscal 2005, (ii) interest on the senior floating rate notes was based on the three-month Euribor rate at January 31, 2005 of 6.517%, and (iii) interest on the senior subordinated notes was based on the fixed interest rate of 8 7/8%.

(b)
The total of purchase commitments and other long-term liabilities in the table above includes individual obligations over $50.

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

        The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company's most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company's operations.

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

        The Company's accounting for inventory at the lower of cost or market value and U.S. defined benefit pension plan involve accounting policies which are most affected by management's judgment and the use of estimates.

Inventories

        The Company writes down its inventory for estimated obsolescence or unmarketable inventory in amounts equal to the difference between the cost of such inventory and estimated market value based upon assumptions about future demand and market conditions for the products in our wholesale distribution channels and retail outlet stores. In the fourth quarter of fiscal 2005, the Company began an initiative with the goal of decreasing its number of worldwide inventory SKU's (stock keeping units) by 25% by the end of fiscal 2006. The goal of this initiative is to reduce warehousing costs and to improve and simplify our product assortment. Because the Company will probably need to discount these products more than historically required to sell excess inventories, an incremental obsolescence provision of approximately $3.9 million was recorded in the fourth quarter of fiscal 2005. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Pension Plans

        The Company has a qualified defined benefit plan which covers most of its U.S. employees and a nonqualified defined benefit plan which covers certain highly compensated executives. The Company records pension expense or pension income in accordance with SFAS 87, "Employers' Accounting for Pensions." The Company had a charge to the results of operations from pension expense of $2.6 million for fiscal year ending January 31, 2005 and credits to the results of operations from pension income of $0.2 million and $5.9 million for the fiscal years ended January 31, 2004 and 2003, respectively. Inherent in pension valuations are several important assumptions, including discount rates and expected return on assets, which are updated at the beginning of each plan year based on current market conditions. Significant changes in pension credits or expense may occur in the future due to changes in assumptions caused by changing market conditions.

        The key assumptions used in developing the pension expense of $2.6 million related to these plans in fiscal 2005 were a 6.25% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. In the prior fiscal year 2004 assumptions used were a 6.75% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. The pension expense related to the Plans increased to $2.6 million in fiscal 2005 from a credit of $0.2 million in fiscal 2004. Pension expense related to these plans is expected to be approximately $5.9 million in fiscal 2006. The increase in the pension expense is a result of a decrease in plan assets caused by market conditions in fiscal 2002 and a sharp decrease in the amount of unrecognized gains being amortized since then.

        In selecting the discount rate of 6.25%, various high quality bond indices including Moody's Aa rates were considered. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate would have increased or decreased the fiscal 2005 pre-tax loss by approximately $0.8 million.

        The Plans' investment allocations are targeted at approximately 60%-70% large capitalization stocks and 30%-40% large capitalization corporate bonds. The Company considered the historical returns and future expectations for returns for each of these asset classes and the target allocation of the portfolio to develop the expected long-term rate of return assumption of 8.25%. Holding all other assumptions constant, a one-half percent increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2005 pre-tax loss by $0.9 million. The asset allocation and related assumed expected rate of return used in fiscal 2006 is not expected to be significantly different from fiscal 2005.

        The Company's actuaries calculate the Plans' obligations at the end of each plan year (December 31) and such measurement date valuation is used to record pension obligations in the Company's fiscal year-end financial statements in accordance with SFAS 87. Since December 31, 2002, the estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the "ABO", has exceeded the fair value of the Plans' assets. This has resulted primarily due to negative returns on the pension investments as a result of the decline in equity markets during 2002 and a decline in the discount rate used to estimate the pension liability because of lower U.S. interest rates since 2002. At January 31, 2005, the ABO exceeded the fair value of plan assets by $42.2 million. The increase in the excess of the ABO over the fair value of plan assets from the prior year resulted in a $17.8 million change to stockholders' equity (Other Comprehensive Income (Loss)). Future market conditions and interest rates significantly impact future assets and liabilities of the pension plan, and similar charges or credits to stockholders' equity may be required in the future upon measurement of plan obligations at the end of each plan year.

        The Company's funding policy is generally to make any contributions required by ERISA. In fiscal 2005, the Company made no cash contribution to the qualified plan in accordance with a credit maintenance agreement entered into with the PBGC in connection with the July 31, 2003 recapitalization. This agreement requires that the Company must make contributions to the plan sufficient to insure that certain ERISA defined credit balances do not fall below certain levels at the end of each plan year. This agreement expires April 30, 2006. In fiscal years 2004 and 2003, the Company made contributions of $5.0 million and $1.2 million, respectively, to the plan. Based on current stock market conditions and interest rate environment, the Company does not believe it will be required to make a contribution to the plan in fiscal 2006.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payments" which revises SFAS 123, "Accounting for Stock-Based Compensation," and will be effective for public companies for annual periods beginning after June 15, 2005. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using a modified retrospective method. The Company plans to adopt SFAS 123 (R) on February 1, 2006 using the modified prospective method and is currently evaluating the impact from this standard on the results of operations and financial position.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" which amends Accounting Research Bulletin No. 43, "Inventory Pricing" and will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 clarifies the accounting for abnormal amounts of idle facility capacity, freight, handling costs, and wasted material (spoilage) to require that these items be recognized as current-period charges instead of being added to the cost of inventory and expensed when consumed. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

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

Foreign Exchange Contracts

        The Company enters into forward foreign exchange and option contracts to reduce its economic exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations), inter-company royalty payments from foreign subsidiaries, and certain third party royalty payments receivable in Japanese yen. Several of the Company's foreign subsidiaries enter into forward exchange contracts to reduce economic exposure to purchases of goods from the Far East payable in U.S. dollars and certain other contracts to reduce their economic exposure to receipts payable in currencies other than home country functional currencies.

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

        At January 31, 2005, the Company and its subsidiaries had forward foreign exchange contracts outstanding having a total contract amount of approximately $133.0 million with a weighted average maturity of 195 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the year ended January 31, 2005 would be approximately $15.3 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

Interest Rates

        At January 31, 2005, the Company had approximately $206.4 million of fixed rate long-term debt (including current maturities.) The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term debt (including current portion) at January 31, 2005 was $222.0 million, which was more than the carrying value by $15.6 million. Fair values were determined primarily from quoted market rates since almost all the fixed rate long-term debt at January 31, 2005 consists of the Company's outstanding publicly traded subordinated notes. A one-percentage point decrease from prevailing interest rates at January 31, 2005, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $13.6 million. The one-percentage point proportionate increase in interest rates is used to show the relative impact of a change in interest rates. A one-percentage point increase from prevailing interest rates at January 31, 2005 would result in an estimated increase in interest expense for variable debt of $1.7 million. Actual interest rates could change significantly more than one-percent.

        At January 31, 2005, the Company had no outstanding interest rate swap agreements.

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

        None.

ITEM 9A. CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

  (b)
  Changes in Internal Control.

        Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10 is incorporated by reference from the 2005 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference from the 2005 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated by reference from the 2005 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated by reference from the 2005 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference from the 2005 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

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

SAMSONITE CORPORATION
By:	/s/ MARCELLO BOTTOLI President and Chief Executive Officer
Date:	April 29, 2005

        Each person whose signature appears below constitutes and appoints Marcello Bottoli and Richard H. Wiley, or either of them, his attorneys-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2005, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD H. WILEY Richard H. Wiley	Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	April 29, 2005
/s/ MARCELLO BOTTOLI Marcello Bottoli	President and Chief Executive Officer	April 29, 2005
/s/ MICHAEL M. LYNTON Michael M. Lynton	Director	April 29, 2005
/s/ CHARLES J. PHILIPPIN Charles J. Philippin	Director	April 29, 2005
/s/ FERDINANDO GRIMALDI QUARTIERI Ferdinando Grimaldi Quartieri	Director	April 29, 2005
/s/ ANTONY P. RESSLER Antony P. Ressler	Director	April 29, 2005
/s/ LEE SIENNA Lee Sienna	Director	April 29, 2005
/s/ JOHAN TACK Johan Tack	Director	April 29, 2005
/s/ DONALD L. TRIGGS Donald L. Triggs	Director	April 29, 2005

/s/ RICHARD T. WARNER Richard T. Warner	Director	April 29, 2005
/s/ REED N. WILCOX Reed N. Wilcox	Director	April 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
April 28, 2005

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2005 and 2004
(Dollars in thousands)

	January 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$56,378	29,524
Trade accounts receivable, net of allowances for doubtful accounts of $8,476 and $7,809 (Note 10)	112,698	88,194
Other receivables	2,441	2,523
Inventories (Notes 4 and 10)	136,143	132,376
Deferred income tax assets (Note 12)	12,692	1,471
Assets held for sale (Note 5)	16,261	—
Prepaid expenses and other current assets	24,538	21,616

Total current assets	361,151	275,704
Property, plant and equipment, net (Notes 6 and 10)	98,810	114,471
Intangible assets, less accumulated amortization of $37,955 and $65,304 (Notes 7 and 10)	90,816	98,589
Other assets and long-term receivables, net of allowance for doubtful accounts of $66 and $521 (Note 8)	14,958	13,124

	$565,735	501,888

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt (Note 9)	$15,505	6,110
Current installments of long-term obligations (Note 10)	1,792	1,682
Accounts payable	73,119	52,976
Accrued interest expense	4,614	4,422
Accrued compensation and employee benefits	25,695	22,486
Other accrued expenses	49,022	38,786

Total current liabilities	169,747	126,462
Long-term obligations, less current installments (Notes 9, 10 and 14)	337,049	325,885
Deferred income tax liabilities (Note 12)	21,416	11,039
Other non-current liabilities (Note 13)	72,731	49,202

Total liabilities	600,943	512,588

Minority interests in consolidated subsidiaries	13,931	12,132
Stockholders' equity (deficit) (Notes 2, 10 and 11):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,932 and 159,982 convertible shares issued and outstanding at January 31, 2005 and 2004, respectively)	180,127	166,498
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 235,334,708 and 235,205,324 shares issued at January 31, 2005 and 2004, respectively, and 224,834,708 and 224,705,324 shares outstanding a January 31, 2005 and 2004, respectively)	2,353	2,352
Additional paid-in capital	769,695	768,433
Accumulated deficit	(530,707)	(507,975)
Accumulated other comprehensive loss	(50,607)	(32,140)

	370,861	397,168
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders' deficit	(49,139)	(22,832)

Commitments and contingencies (Notes 1, 2, 9, 10, 11, 12, 13, 14 and 15)
	$565,735	501,888

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended January 31,
	2005	2004	2003
Net sales	$902,896	776,451	752,402
Cost of goods sold	486,594	426,509	430,361

Gross profit	416,302	349,942	322,041
Selling, general and administrative expenses	341,551	273,213	248,698
Amortization and impairment of intangible assets (Notes 3 and 7)	3,214	2,578	1,397
Asset impairment charge (Note 3)	671	2,658	889
Provision for restructuring operations (Note 3)	5,862	1,768	1,571

Operating income	65,004	69,725	69,486
Other income (expense):
Interest income	549	396	653
Interest expense and amortization of debt issue costs and premium	(35,206)	(43,528)	(48,007)
Other income (expense)—net (Note 16)	(22,872)	(10,059)	(14,194)

Income before income taxes and minority interests	7,475	16,534	7,938
Income tax expense (Note 12)	(13,003)	(10,431)	(2,985)
Minority interests in earnings of subsidiaries	(3,521)	(2,548)	(1,659)

Net income (loss)	(9,049)	3,555	3,294
Preferred stock dividends and accretion of senior redeemable preferred stock discount (Note 2)	(13,683)	(31,055)	(42,837)

Net loss to common stockholders	$(22,732)	(27,500)	(39,543)

Earnings (loss) per share—basic and diluted
Weighted average common shares outstanding	224,764	122,842	19,863

Net income (loss) to common stockholders	$(0.10)	(0.22)	(1.99)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive income (loss)	Treasury stock
Balance, January 31, 2002	$—	303	490,283	(440,932)	(31,053)		(420,000)
Net income	—	—	—	3,294	—	3,294	—
Net unrealized gain (loss) on cash flow hedges (net of income tax effect of $558)	—	—	—	—	(1,484)	(1,484)	—
Reclassification of net losses (gains) to net income (net of income tax effect of $363)	—	—	—	—	1,460	1,460	—
Foreign currency translation adjustment	—	—	—	—	7,569	7,569	—
Minimum pension liability adjustment (Note 13)	—	—	—	—	(31,329)	(31,329)	—

Comprehensive loss	—	—	—	—	—	$(20,490)	—

Issuance of 21,160 shares to directors for services	—	1	27	—	—		—
Senior Redeemable Preferred Stock Dividends and accretion of Senior Redeemable Preferred Stock discount (Note 2)	—	—	—	(42,837)	—		—

Balance, January 31, 2003	—	304	490,310	(480,475)	(54,837)		(420,000)

Net income	—	—	—	3,555	—	3,555	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $2,423)	—	—	—	—	(4,331)	(4,331)	—
Reclassification of net losses to net income (net of income tax effect of $2,258)	—	—	—	—	3,991	3,991	—
Foreign currency translation adjustment	—	—	—	—	16,033	16,033	—
Minimum pension liability adjustment (Note 13)	—	—	—	—	7,004	7,004	—

Comprehensive income	—	—	—	—		$26,252	—

Issuance of 106,000 shares of 8% convertible preferred stock (Note 2)	106,000	—	—	—	—		—
Conversion of 13 7/8% senior redeemable preferred stock to 53,982 shares of 8% convertible preferred stock and 204,839,751 shares of common stock and warrants to purchase 15.5 million shares of common stock (Note 2)	53,982	2,048	288,832	—	—		—
Issuance costs associated with issuance of 8% convertible preferred stock and conversion of 13 7/8% senior redeemable preferred stock (Note 2)	—	—	(10,709)	—	—		—
Preferred stock dividends and accretion of preferred stock discount (Note 2)	6,516	—	—	(31,055)	—		—

Balance, January 31, 2004	166,498	2,352	768,433	(507,975)	(32,140)		(420,000)

Net loss	—	—	—	(9,049)	—	(9,049)	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $918)	—	—	—	—	(1,693)	(1,693)	—
Reclassification of net losses to net income (net of income tax effect of $445)	—	—	—	—	549	549	—
Foreign currency translation adjustment	—	—	—	—	448	448	—
Minimum pension liability adjustment (Note 13)	—	—	—	—	(17,771)	(17,771)	—

Comprehensive loss	—	—	—	—		(27,516)	—

Stock compensation expense		—	1,209	—	—		—
Conversion of preferred stock to 129,384 shares of common stock	(54)	1	53	—	—		—
Preferred stock dividends and accretion of preferred stock discount (Note 2)	13,683	—	—	(13,683)	—		—

Balance, January 31, 2005	$180,127	2,353	769,695	(530,707)	(50,607)		(420,000)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended January 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(9,049)	3,555	3,294
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-operating loss (gain) items:
Loss (gain) on disposition of assets held for sale and fixed assets, net	(819)	107	1,396
Depreciation and amortization of property, plant and equipment	18,971	17,948	18,362
Amortization and write-off of debt issue costs and premium	6,500	3,110	3,209
Amortization and impairment of intangible assets	3,214	2,578	1,397
Deferred income tax benefit	(875)	(2,039)	(780)
Pension plan (gains) losses, net	3,243	398	(4,499)
Asset impairment charge	671	2,658	889
Provision for doubtful accounts	1,540	723	1,362
Provision for restructuring operations	5,862	1,768	1,571
Stock compensation expense	4,031	—	—
Changes in operating assets and liabilities:
Trade and other receivables	(19,937)	1,199	(17,458)
Inventories	2,027	16,745	18,052
Other current assets	(1,002)	1,112	(3,289)
Accounts payable and accrued liabilities	19,499	(17,939)	(855)
Contribution to U.S. defined benefit pension plan	—	(5,000)	(1,209)
Other—net	850	1,060	140

Net cash provided by operating activities	34,726	27,983	21,582

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(10,779)	(10,998)	(10,433)
By less than 100% owned subsidiaries	(1,705)	(1,839)	(950)
Proceeds from sale of property and equipment and other assets	4,094	3,823	1,242
Other	(440)	—	(442)

Net cash used in investing activities	(8,830)	(9,014)	(10,583)

Cash flows provided by (used in) financing activities:
Proceeds from (payments of) short-term debt—net	8,792	(3,859)	(3,232)
Issuance of floating rate senior and 8 7/8% senior subordinated notes	325,810	—	—
Repurchase of 10 3/4% and 11 1/8% notes	(323,393)	—	—
Issuance costs of senior notes, convertible preferred stock and senior credit facility	(8,055)	(14,383)	—
Payments of long-term obligations—other	(918)	(3,863)	(3,687)
Proceeds from long-term obligations—other	—	—	839
Net payments of senior credit facility	—	(95,918)	(52,500)
Proceeds from issuance of convertible preferred stock	—	106,000	—
Other, net	960	600	36

Net cash provided by (used in) financing activities	3,196	(11,423)	(58,544)

Effect of exchange rate changes on cash and cash equivalents	(2,238)	(727)	860

Net increase (decrease) in cash and cash equivalents	26,854	6,819	(46,685)
Cash and cash equivalents, beginning of year	29,524	22,705	69,390

Cash and cash equivalents, end of year	$56,378	29,524	22,705

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$32,593	42,157	46,519

Cash paid during the year for income taxes, net	$11,016	12,377	8,083

Non-cash transactions:
Non-cash transactions are described in Notes 1, 3, 7, 11, 12 and 13.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004
Dollars in thousands, except per share amounts

(1)   Summary of Significant Accounting Policies

  (a)
  General Business

        The principal activity of Samsonite Corporation and subsidiaries (the "Company") is the manufacture and distribution of luggage, business and computer bags, outdoor and casual bags, and travel-related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal luggage customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other products through its Company-owned stores.

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

  (d)
  Cash Equivalents and Restricted Cash

        The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of January 31, 2005 and 2004, the Company has no restricted cash.

  (e)
  Trade Accounts Receivable and Allowances for Doubtful Accounts

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

  (g)
  Impairment of Long-lived Assets

        Property, plant and equipment and other long-lived assets, including amortized intangible assets, capital leases, long-term prepaid assets and other long-lived assets held and used or to be disposed of, are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability is tested by comparing expected undiscounted cash flows from the long-lived asset or group of long-lived assets to the carrying value of the asset(s); if the undiscounted cash flows are less than the carrying value, an impairment loss is recorded to write-down the carrying value to estimated fair value. Fair value is estimated based on the best information available.

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
  (i)
  Intangible Assets

        Intangible assets consist of goodwill, tradenames, licenses, patents, leasehold rights and other intangible assets. Intangible assets which are considered to have an indefinite life are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate that the asset may be impaired.

        Intangible assets which are amortized are amortized over their estimated useful lives as follows:

Patents, trademarks and other	4 to 18 years
Leasehold rights	5 to 48 years

        Amortized intangibles are tested for impairment whenever events or circumstances indicate that the asset may be impaired.

  (j)
  Debt Issuance Costs

        Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized over the term of the related debt obligation.

  (k)
  Per Share Data

        The Company computes both "basic" and "diluted" earnings per share information for inclusion in the consolidated financial statements. Basic earnings per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding. For periods that have income available to common stockholders, diluted earnings per share is calculated by dividing net income before preferred stock dividends by the weighted average number of common shares outstanding increased for the potentially dilutive common shares issuable for stock options, warrants and convertible preferred stock.

        Net loss per common share for the years ended January 31, 2005, 2004 and 2003 is computed based on a weighted average number of shares of common stock outstanding during the period of 224,764,006, 122,842,078 and 19,862,661, respectively. Basic earnings per common share and earnings per common share-assuming dilution are the same for the years ended January 31, 2005, 2004 and 2003 because the net loss to common stockholders causes common stock equivalents to be antidilutive.

        Antidilutive common stock equivalents include: options to purchase 55,242,713, 1,738,300 and 1,824,952 shares of common stock at January 31, 2005, 2004 and 2003, respectively; outstanding warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share at January 31, 2005 and 2004; warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share at January 31, 2005, 2004 and 2003, and preferred stock convertible into 428,739,928 shares and 396,337,121 shares at January 31, 2005 and 2004, respectively.

  (l)
  Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138 and SFAS 149. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

        The Company periodically enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company's significant European operations). These derivative transactions to hedge the effect of exchange rates on foreign earnings are not allowed hedge accounting treatment under SFAS 133 or under SFAS 52; therefore, the Company records these instruments at fair value and recognizes realized and unrealized gains and losses in Other Income (Expense)—Net.

        Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At January 31, 2005, cash flow hedges for forecasted foreign currency transactions extend until December 2005. The estimated amount of net losses from interest rate and foreign currency hedges expected to be reclassified into earnings within the next 12 months is $2,214. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature. The Company did not enter into any interest rate hedges during the year ended January 31, 2005.

  (m)
  Foreign Currency Translation, Exchange Risk and Financial Instruments

        The accounts of the Company's foreign subsidiaries and affiliates are measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component (foreign currency translation adjustment) of stockholders' equity. Gains and losses from foreign currency transactions are included in Other Income (Expense)—Net.

        The Company has designated the principal balance of €100,000 of its senior floating rate notes as a hedge of the foreign currency exposure related to the investment in its European operations. For the year ended January 31, 2005, an exchange loss of $9,540 from the translation of these notes to U.S. dollars was included in the foreign currency translation adjustment.

  (n)
  Revenue Recognition

        Revenues from wholesale product sales are recognized at the time of shipment, and provisions are made for estimates of markdown allowances, warranties, returns and discounts at the time product sales are recognized. Revenues from retail sales are recognized at the point-of-sale to consumers.

        The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned and sales of licenses of $19,901, $22,041 and $19,218, for the years ended January 31, 2005, 2004 and 2003, respectively.

  (o)
  Stock Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," Financial Accounting Standards Board Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25," and complies with the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

        The following table illustrates the pro forma effect of expensing stock options.

	Years ended January 31,
	2005	2004	2003
Net loss to common stockholders, as reported	$(22,732)	(27,500)	(39,543)
Add stock based compensation expense	4,031	—	—
Deduct stock based compensation expense determined under fair value method	(4,746)	(293)	(478)

Pro forma net loss to common stockholders	$(23,447)	(27,793)	(40,021)

Net loss to common stockholders per share—basic and assuming dilution:
As reported	$(0.10)	(0.22)	(1.99)

Pro forma	$(0.10)	(0.23)	(2.01)

        There were no option grants in fiscal 2004 or 2003. The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the year ended January 31, 2005: no dividend yield; volatility of 52%; weighted- average risk-free interest rate of 3.24%; and weighted average expected life of 5 years.

  (p)
  Advertising Expense

        Costs for producing media advertising are deferred until the related advertising appears in print or television media, at which time such costs are expensed. Other advertising costs are expensed as incurred. Cooperative advertising costs associated with customer support programs are accrued and generally charged to selling, general and administrative expenses when the related revenues are recognized. Advertising expense was approximately $50,600, $37,000 and $34,200 during the years ended January 31, 2005, 2004 and 2003, respectively. Promotional expense was approximately $6,700, $5,300 and $5,800 during the years ended January 31, 2005, 2004 and 2003, respectively.

  (q)
  Reclassifications

        Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2005 presentation. Such reclassifications include the reclassification of commissions paid to department stores for the Company's shop-in-shop operations throughout Asia to selling, general and administrative expenses from sales. This reclassification increased previously reported amounts for sales and selling, general and administrative expenses by $7,136 and $8,367 for the years ended January 31, 2004 and 2003, respectively. Such reclassifications also include the reclassification of certain credit card fees incurred in the Company's European operations from other income and expense to selling, general and administrative expenses. This reclassification increased previously reported amounts of selling, general and administrative expenses and decreased other expense by $367 and $271 for the years ended January 31, 2004 and 2003, respectively.

  (r)
  Warranties

        The Company's warranty reserves are recorded on the consolidated balance sheet to reflect contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings. An estimate for warranty expense is recorded at the time of sale based on historical warranty return rates and repair costs. The Company's warranty reserves are not significant in any given year.

(2)   Refinancing, Recapitalization and Convertible Preferred Stock

  (a)
  Refinancing

        On May 21, 2004, the Company retired $14,600 of its 10 3/4% Senior Subordinated Notes (the "10 3/4% Notes") through an open market purchase at a price of 103.50% of the principal amount.

        On May 25, 2004, the Company commenced an offer to purchase and consent solicitation for the purpose of retiring and refinancing the remaining principal balance of the 10 3/4% Notes of $308,300. Holders of the notes who tendered their notes prior to June 8, 2004 received a total tender offer consideration of $1.04267 per $1.00 of principal amount plus accrued and unpaid interest. Notes that remained outstanding following the expiration of the tender offer on June 8, 2004 were redeemed on July 11, 2004 at a redemption price of 103.5833% of the face value of the notes.

        To refinance the 10 3/4% Notes and to pay the tender and redemption premiums, on June 9, 2004 the Company issued €100,000 senior floating rate notes due 2010 and $205,000 8 7/8% senior subordinated notes due 2011. See Note 10 for description of the senior notes and the senior subordinated notes.

        A total of $13,709 of redemption premiums, tender and consent solicitation payments and dealer-manager fees were charged to Other Income (Expense)—Net in connection with the repurchase and retirement of the 10 3/4% notes. Additionally, a total of $8,055 of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. A total of $4,058 of unamortized deferred financing costs related to the original issuance of the 10 3/4% notes was written off to Other Income (Expense)—Net

  (b)
  Recapitalization and Convertible Preferred Stock

        On July 31, 2003, the Company closed a recapitalization transaction, which reduced the Company's indebtedness and eliminated the Company's then existing senior redeemable preferred stock. As part of the recapitalization, new investors purchased at par for cash 106,000 shares of a new series of the Company's convertible preferred stock with an initial dividend rate of 8% and a liquidation preference of $106,000. Additionally, the Company's then existing bank credit facility was replaced with a new $60,000 revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. As part of the recapitalization, all of the 281,131 outstanding shares of 13 7/8% senior redeemable preferred stock, which had an aggregate liquidation preference of $352,000 on July 31, 2003, were converted into 53,982 shares of new convertible preferred stock with an aggregate liquidation preference of approximately $54,000, approximately 204.8 million shares of common stock, and warrants to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share expiring on July 31, 2013. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility, to pay fees and expenses incurred in connection with the recapitalization and to make a $5,000 contribution to its U.S. defined benefit pension plan.

        At January 31, 2005 the convertible preferred stock has a liquidation preference of $180,127 including cumulative dividends in the amount of $20,195 which have accrued but have not been paid. The 8% dividend rate may increase or decrease on or after July 31, 2008 under certain conditions relating to whether accrued and owing dividends have been paid, the percentage of our outstanding voting stock held by our major stockholders and the number of non-independent members on our board of directors. The preferred stock is convertible into the Company's common stock at any time at the option of the holder at a price of $0.42 per common share. At January 31, 2005, the preferred stock is convertible into approximately 429 million shares of the company's common stock. The convertible preferred stock votes with the common stock on as as-converted basis on all matters submitted to a vote of common stockholders. If we distribute dividends to any class of securities that are junior to our convertible preferred stock (including our common stock), each holder of convertible preferred stock shall have the option to elect, in lieu of an adjustment to the convertible preferred stock conversion price, to participate in such dividend or distribution pro rata with the holders of the junior securities as if their shares of convertible preferred stock had been converted immediately before the record date for such dividend or distribution. The Company has the option to redeem the convertible preferred stock at any time after July 31, 2011 at a redemption price of $1,000 per share (as adjusted for any stock dividends, combinations, splits or recapitalizations with respect to such shares) plus all accrued and unpaid dividends.

(3)   Asset Impairment and Provision for Restructuring Operations

  Fiscal 2005

        During the first quarter of fiscal 2005, the Company recorded a restructuring provision of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs associated with approximately 40 positions that were eliminated. An asset impairment provision of $671 was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse during the first quarter of fiscal 2005. During the second quarter of fiscal 2005, the Company recorded a charge of $684 for lease termination costs related to the closure of the Nogales, Mexico production facility. Production at this facility ceased during July 2004 and the facilities were vacated during the third quarter. During the fourth quarter of fiscal 2005, the Company recorded a restructuring provision of $1,788 related to severance for the elimination of approximately 96 positions in the Company's Americas operations. At January 31, 2005 the restructuring for Spain is complete and no accrual remains, while approximately $1,532 remains to be paid for the severance in the Americas.

  Fiscal 2004

        In the fourth quarter of fiscal 2004, the Company decided to close its Nogales, Mexico hardside manufacturing plant and to begin sourcing hardside products for North America from its hardside plant in India. In connection with this plant closing, the Company recorded an impairment charge for Nogales manufacturing assets of $2,658 and a restructuring provision of $1,768 related to statutory severance costs for approximately 140 positions which were eliminated. This restructuring has been completed and no restructuring accruals remain at January 31, 2005.

  Fiscal 2003

        In the first quarter of fiscal 2003, the Company implemented a plan adopted in the fourth quarter of fiscal 2002 to restructure its Mexico City operations. The Mexico City restructuring plan provided for the elimination of softside manufacturing in the Company's Mexico City facility. The Company determined that it could more effectively import its softside luggage products from China for distribution by the Mexico operations. A restructuring provision of $2,000 was recorded in the first quarter of fiscal 2003 in connection with the Mexico City restructuring, relating primarily to termination and statutory severance costs for approximately 322 positions, which have been eliminated. In connection with these activities, the Company recorded a $500 asset impairment to the carrying amount of machinery and equipment, which were no longer used in production in Mexico City. This restructuring has been completed and no restructuring accruals remain at January 31, 2005.

        The following is a summary of restructuring accruals by segment for the three years ended January 31, 2005:

	Balance at Beginning of Year	Additions (Reversals)	Payments	Exchange Rate and Other	Balance at End of Year
Year ended January 31, 2005
U.S. Wholesale
Nogales, Mexico manufacturing restructuring
Severance and other	$1,768	—	(1,768)	—	—
Lease termination	—	685	(685)	—	—
U.S. Wholesale, U.S. Retail and Licensing
Severance and termination benefits	—	681	(254)	—	427
Europe
Manufacturing restructuring
Severance and other	25	3,390	(3,334)	7	88
Other Americas
Severance and other	—	1,107	—	(2)	1,105

	$1,793	5,863	(6,041)	5	1,620

Year ended January 31, 2004
U.S. Wholesale
Nogales, Mexico manufacturing restructuring
Severance and other	$—	1,768	—	—	1,768
Europe
Manufacturing restructuring
Severance and other	577	—	(612)	60	25
Other Americas
Mexico City, Mexico manufacturing restructuring
Severance and other	191	—	(186)	(5)	—

	$768	1,768	(798)	55	1,793

Year ended January 31, 2003
U.S. Wholesale
Nogales, Mexico and Denver, Colorado
Manufacturing restructuring
Severance and other	$1,654	(197)	(1,457)	—	—
Lease termination	1,591	(424)	(1,167)	—	—
Europe
Manufacturing restructuring
Severance and other	4,460	273	(4,188)	32	577
Other Americas
Mexico City, Mexico manufacturing restructuring
Severance and other	—	1,992	(1,748)	(53)	191
U.S. Retail
Lease terminations	218	(73)	(145)	—	—

	$7,923	1,571	(8,705)	(21)	768

(4)   Inventories

        Inventories consisted of the following:

	January 31,
	2005	2004
Raw materials and supplies	$14,495	16,895
Work in process	3,717	4,208
Finished goods	117,931	111,273

	$136,143	132,376

(5)   Assets Held for Sale

        Assets held for sale consisted of the following at January 31, 2005:

Denver, Colorado campus(a)	$11,484
Intangible assets related to apparel tradenames(b)	4,777

$16,261

(a)
For several years, the Denver, Colorado campus facility has been underutilized due to the closing of the factory and the relocation of certain functions to Rhode Island. As a result, the campus was sold on March 15, 2005 for $14,165. Certain of the buildings were leased back for a two-year period with options to lease back for two additional one-year periods.

(b)
Because these assets are not related to the Company's core business, the Company sold certain of its non-luggage apparel tradenames on March 31, 2005 for $6,000.

(6)   Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	January 31,
	2005	2004
Land	$6,859	11,603
Buildings	69,667	82,744
Machinery, equipment and other	143,066	137,949
Computer software	13,236	12,895

	232,828	245,191
Less accumulated depreciation and amortization	(134,018)	(130,720)

	$98,810	114,471

        Property, plant and equipment includes property and equipment under capital leases as follows:

	January 31,
	2005	2004
Buildings	$1,453	5,369
Machinery, equipment and other	65	873

	1,518	6,242
Less accumulated amortization	(497)	(2,616)

	$1,021	3,626

(7)   Intangible Assets

        Intangible assets at January 31, 2005 and 2004 consisted of the following:

	2005			2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$7,762	(7,762)	—	26,669	(26,669)	—
Patents, trademarks and other	2,949	(2,751)	198	19,368	(11,422)	7,946
Leasehold rights	2,308	(1,393)	915	2,319	(1,264)	1,055
Unamortized prior service cost	1,873	—	1,873	2,138	—	2,138

	14,892	(11,906)	2,986	50,494	(39,355)	11,139

Intangibles not subject to amortization
Tradenames	106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	6,881	(3,194)	3,687	6,401	(3,094)	3,307

	113,879	(26,049)	87,830	113,399	(25,949)	87,450

Total	$128,771	(37,955)	90,816	163,893	(65,304)	98,589

        During fiscal 2005, the Company recorded a decrease in intangible assets of $265 in connection with an adjustment of the Company's minimum pension liability (see Note 13). During the fourth quarter of 2005, the Company recorded an impairment charge of $856 to write-down the cost of certain apparel licenses in the Other Operations segment to fair value because of a decline in revenues related to certain tradenames. The Company evaluated the fair value of the licenses based on estimated future revenues. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, affect the reported gross and net book value of the Company's intangible assets.

        Amortization expense (not including impairment provisions) for intangible assets for the years ended January 31, 2005, 2004 and 2003 is $2,358, $1,293 and $1,397, respectively. Future amortization expense for the net carrying amount of intangible assets at January 31, 2005 is estimated to be $448 in fiscal 2006, $195 in fiscal 2007, $84 in fiscal 2008, $64 in fiscal 2009, $25 in fiscal 2010 and $297 beyond 2010.

(8)   Other Assets and Long-term Receivables

        Other assets and long-term receivables consisted of the following:

	Year ended January 31,
	2005	2004
Deferred bank and bond financing costs	$10,440	8,884
Deposits	3,065	2,903
Long-term deferred tax asset	174	—
Long-term receivables	1,158	1,408
Other	187	450

	15,024	13,645
Allowance for uncollectible accounts	(66)	(521)

	$14,958	13,124

(9)   Short-term Debt

        As of January 31, 2005 and 2004, the Company had $15,505 and $6,110, respectively, of short-term debt outstanding under unsecured foreign lines of credit. As of January 31, 2005, the weighted average interest rate on foreign short-term borrowings was 7.3%. Certain foreign subsidiaries had unused available lines of credit for working capital, discounting trade acceptances and issuing bank guaranties of approximately $70,000 as of January 31, 2005. The terms of the Company's senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such foreign credit facilities.

(10) Long-term Obligations

        Long-term obligations represent long-term debt and capital lease obligations as follows:

	January 31,
	2005	2004
Senior Credit Facility(a)	$—	—
Floating rate senior notes(b)	130,350	—
8 7/8% senior subordinated notes(b)	205,000	—
10 3/4% senior subordinated notes	—	322,861
Other obligations(c)	2,773	3,258
Capital lease obligations(d)	718	916
Series B Notes	—	532

	338,841	327,567
Less current installments	(1,792)	(1,682)

	$337,049	325,885

  (a)
  Senior Credit Facility

        On July 31, 2003, the Company closed a recapitalization transaction discussed in Note 2. As part of the recapitalization, the Company repaid all amounts due under the then existing senior credit facility and replaced the then existing senior credit facility with a new $60,000 revolving credit agreement. The revolving credit facility consists of a $60,000 multi-currency revolving credit facility allocated to the U.S. and Europe in the amount of $35,000 and €22,026 ($25,000 as of July 31, 2003), respectively. The revolving credit facility matures on July 31, 2007.

        The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000. At January 31, 2005, $35,000 of this portion of the facility was available for borrowing. At January 31, 2005, the Company had $4,595 of letters of credit outstanding under the U.S. portion of the revolving credit facility which reduced the net availability on the U.S. line of credit to $30,405. Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At January 31, 2005, the entire European portion of the facility of €22,026 was available.

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

  (b)
  Senior Notes and Senior Subordinated Notes

        The floating rate senior notes have a principal amount of €100.0 million and are due June 1, 2010. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%. At January 31, 2005, interest was payable on the floating senior rate notes at 6.517%. The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest. Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest. The floating rate notes are unsecured and rank equally with all existing and future senior debt.

        The 8 7/8% senior subordinated notes are due June 1, 2011. Interest is payable semi-annually on June 1 and December 1 of each year. The 8 7/8% notes are redeemable on or after June 1, 2008 at redemption prices ranging from 104.438% to 100.0% of the principal amount depending on the redemption date, plus accrued interest. Upon a change of control as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest. The 8 7/8% notes are unsecured and rank subordinate to existing and future senior debt, including indebtedness under the senior credit facility, and rank equally with existing and future senior subordinated debt.

        The indentures under which the floating rate senior notes and the 8 7/8% senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.

  (c)
  Other Obligations

        As of January 31, 2005, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2006.

  (d)
  Leases and Debt Maturities

        Future minimum payments under non-cancelable capital leases, which relate primarily to property and equipment, and non-cancelable operating leases, primarily for retail floor space rental, at January 31, 2005 were as follows:

	Capital leases	Operating leases
Year ending January 31:
2006	$179	22,064
2007	179	16,066
2008	180	10,371
2009	152	6,382
2010	108	3,836
Thereafter	92	4,771

Total minimum lease payments	890	63,490

Less amount representing interest	(172)

Present value of net minimum capital lease payments	718
Less current installments of minimum capital lease payments	(125)

Long-term obligations under capital leases, excluding current installments	$593

        Rental expense under cancelable and non-cancelable operating leases consisted of the following:

	Year ended January 31,
	2005	2004	2003
Minimum rentals	$25,727	20,116	19,708
Contingent rentals	767	647	811

	$26,494	20,763	20,519

        Aggregate maturities of long-term obligations, including capital leases, at January 31, 2005 were as follows:

Year ending January 31:
2006	$1,792
2007	1,256
2008	150
2009	127
2010	90
Beyond	335,426

Total	$338,841

(11) Stock Options and Stock Purchase Warrants

        The Company's equity compensation plans described below have been approved by the Company's security holders.

  Directors' Stock Plan

        The Company has reserved 400,000 shares for issuance of common stock under the Samsonite Corporation 1996 Directors' Stock Plan. Under this plan, each non-employee director may elect to receive common stock for directors' fees valued at fair value in lieu of cash. At January 31, 2005, 180,315 shares of common stock had been issued under the Plan. No shares were issued under this plan in fiscal 2005 or 2004.

  1995 and 1999 Stock Option and Incentive Award Plans

        The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) ("the 1995 Plan") reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2005, all awards under the 1995 Plan were nonqualified stock options.

        The FY 1999 Stock Option and Incentive Award Plan (the "1999 Plan") has 75 million shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2005, all awards under the 1999 Plan were nonqualified stock options.

  Stock Option Summary

        A summary of stock option transactions follows:

	Year ended January 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,738,300	$6.35	1,824,952	$6.44	2,170,010	$6.07
Granted	54,000,000	$0.53	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(495,587)	$6.36	(86,652)	$7.31	(345,058)	$4.07

Outstanding at end of year	55,242,713	$0.66	1,738,300	$6.35	1,824,952	$6.44

Options exercisable at end of year	995,013	$6.46	1,105,657	$6.89	1,003,516	$7.56

Weighted-average fair value of options granted during the year	$0.225		$—		$—

        The following table summarizes information about stock options outstanding at January 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.30-$0.50	15,000,000	9.1	$0.35	—	—
$0.51-$0.70	39,000,000	9.5	$0.59	—	—
$0.71-$6.25	849,140	4.9	$4.81	601,440	$4.36
$6.26-$10.00	393,573	2.0	$9.67	393,573	$9.67

  Stock Warrants Outstanding

        As of January 31, 2005, the Company has warrants outstanding to purchase approximately 15.5 million shares of common stock at an exercise price of $0.75 per share expiring on July 31, 2013. Also outstanding are warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share which are exercisable until June 2010.

(12) Income Taxes

        The Company has operations in numerous countries and its tax provision involves many complex variables, including differing tax structures from country to country and the effect of U.S. taxation on international earnings.

        Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended January 31, 2005:
U.S. federal	$—	—	—
Foreign	13,869	(875)	12,994
U.S. state and local	9	—	9

	$13,878	(875)	13,003

Year ended January 31, 2004:
U.S. federal	$—	—	—
Foreign	12,470	(2,039)	10,431
U.S. state and local	—	—	—

	$12,470	(2,039)	10,431

Year ended January 31, 2003:
U.S. federal	$(3,648)	—	(3,648)
Foreign	9,242	(780)	8,462
U.S. state and local	(1,829)	—	(1,829)

	$3,765	(780)	2,985

        Components of income (loss) from operations before income taxes and minority interest are as follows:

	Year ended January 31,
	2005	2004	2003
United States	$(28,671)	(13,046)	(13,651)
Other countries	36,146	29,580	21,589

Total	$7,475	16,534	7,938

        Income tax expense (benefit) attributable to income (loss) before income taxes and minority interest differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2005, 2004 and 2003 as a result of the following:

	Year ended January 31,
	2005	2004	2003
Computed "expected" tax expense	$2,616	5,787	2,778
Increase (decrease) in taxes resulting from:
Change in valuation allowance	8,354	2,886	1,792
U.S. tax on non-U.S. dividends	2,557	2,260	2,812
Reduction of U.S. federal and state accrued taxes	—	—	(5,000)
State tax, net of federal benefit	(759)	(279)	(179)
Tax rate differential on foreign earnings	(191)	(419)	571
Other permanent items	420	196	210
Other, net	6	—	1

Income tax expense	$13,003	10,431	2,985

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability are presented below:

	January 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$2,503	2,357
Inventory	2,985	3,979
Other accruals and reserves	15,653	11,839
Plant, equipment and intangibles (due to difference in depreciation methods)	517	46
Post-retirement benefits	7,530	7,626
Pension	—	95
Net operating loss and minimum tax credit carryforwards	78,040	118,620

Total gross deferred tax assets	107,228	144,562
Less valuation allowance	(63,198)	(95,366)

Deferred tax assets, net of valuation allowance	44,030	49,196

Deferred tax liabilities:
Plant, equipment and intangibles, due to differences as a result of fresh start	33,608	35,317
Plant and equipment, due to differences in depreciation methods	9,264	9,492
Intangible assets	5,072	4,430
Pension benefits	1,137	2,112
Other accruals and reserves	3,499	7,413

Total gross deferred tax liabilities	52,580	58,764

Net deferred tax liability	$(8,550)	(9,568)

        The components of the net current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2005	2004
Net current deferred tax asset:
U.S. federal	$4,494	—
Foreign	7,740	1,471
U.S. state and local	458	—

	12,692	1,471

Net non-current deferred tax asset:
U.S. federal	—	—
Foreign	174	—
U.S. state and local	—	—

	174	—

Net non-current deferred tax liability:
U.S. federal	(4,494)	—
Foreign	(16,464)	(11,039)
U.S. state and local	(458)	—

	(21,416)	(11,039)

Net deferred tax liability	$(8,550)	(9,568)

        Valuation allowance.    The valuation allowance decreased by a net amount of $32,168 during the year ended January 31, 2005. The valuation allowance was reduced by $40,576, primarily due to the utilization of net operating losses on an amended January 31, 2001 federal tax return and the realization of deferred tax assets associated with those net operating losses. The valuation allowance was increased by $8,408, primarily for net operating losses incurred during the year ended January 31, 2005. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After considering these factors, the Company concluded that a valuation allowance should be provided for the full amount of its net U.S. deferred tax assets at January 31, 2005.

        At January 31, 2005, the Company has net operating loss carryforwards of approximately $8,300 for foreign locations and approximately $193,677 for U.S. income tax purposes. U.S. net operating loss carryforwards expire at various dates through 2025 in accordance with the table below. In fiscal 2000 and in fiscal 2004, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is generally subject to an annual limitation of approximately $13,889 per year, as adjusted for unused annual limitations. As a result of this most recent ownership change, at January 31, 2005, $31,168 of the

$193,677 U.S. federal income tax net operating loss carryforwards is available for use. The U.S. net operating loss carryforwards expire as follows:

Expiring January 31,	Amount
2008	$6,694
2009	336
2013	8,600
2019	46,603
2020	32,918
2022	44,827
2023	19,272
2024	22,267
2025	12,160

$193,677

        Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $114,379 and $107,400 as of January 31, 2005 and 2004, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, net operating losses may be available to reduce a portion of the U.S. liability.

(13) Pension and Other Employee Benefits

        The Company and certain subsidiaries have pension plans and post retirement health benefit plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The following tables provide combined information relevant to the Company's pension and other employee benefit plans:

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$206,024	200,290	14,905	13,157
Service cost	1,572	1,575	404	312
Interest cost	12,389	12,984	853	857
Plan participants' contributions	—	—	1,030	840
Amendments	—	—	56	—
Actuarial (gain)/loss	21,349	8,134	(325)	1,386
Benefits paid	(16,814)	(16,840)	(1,571)	(1,684)
Translation adjustment	2	(119)	15	37

Benefit obligations at end of year	224,522	206,024	15,367	14,905

Change in Plan Assets
Fair value of plan assets at beginning of year	178,875	159,986	—	—
Actual return on plan assets	14,986	30,697	—	—
Employer contribution	228	5,141	541	844
Plan participants' contributions	—	—	1,030	840
Mexican plan termination	(215)	—	—	—
Translation adjustment	1	(109)	—	—
Benefits paid	(16,814)	(16,840)	(1,571)	(1,684)

Fair value of plan assets at end of year	177,061	178,875	—	—

Funded status	(47,461)	(27,149)	(15,367)	(14,905)
Unrecognized net obligation loss	73	76	—	—
Unrecognized net actuarial (gain) loss	47,046	29,217	(2,902)	(2,889)
Unrecognized prior service cost (credit)	1,897	2,164	(1,373)	(1,703)

Prepaid (accrued) benefit cost	1,555	4,308	(19,642)	(19,497)
Minimum liability adjustments	(43,969)	(26,463)	—	—

Total unfunded pension cost	$(42,414)	(22,155)	(19,642)	(19,497)

Weighted average assumptions used to determine benefit obligations
Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	3.50%	3.50%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected long-term rate of return on assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A

        The measurement date for the Company's pension accounting is December 31.

        For post-retirement benefit measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2005. The rate was assumed to decrease gradually to 5.0% for fiscal 2010 and remain at that level thereafter.

	Pension Benefits		Post Retirement Benefits
	Fiscal Year Ended January 31,
	2005	2004	2005	2004
Components of Net Periodic Benefit Costs
Service cost	$1,572	1,575	404	312
Interest cost	12,389	12,984	853	857
Expected return on plan assets	(14,081)	(15,323)	—	—
Amortization of prior service cost	270	270	(270)	(270)
Recognized net actuarial (gain) loss	2,567	423	(318)	(346)

Total net periodic benefit cost (income)	$2,717	(71)	669	553

        Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$170	(138)
Effect on post-retirement benefit obligation	$1,843	(1,515)

        The estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the "ABO", exceeded the fair value of plan assets at December 31, 2004, 2003 and 2002 by $42,170, $21,994 and $34,588, respectively. The result of this increase (decrease) in the ABO was a charge (credit) to other comprehensive loss of $17,771, $(7,004), and $31,329 for the years ended January 31, 2005, 2004 and 2003, respectively. Because these adjustments were non-cash, their effect has been excluded from the accompanying Consolidated Statement of Cash Flows.

        For pension plans with accumulated obligations in excess of plan assets at January 31, 2005, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $224,522, $219,231 and $177,061, respectively, as of January 31, 2005 and $205,981, $200,830 and $178,577, respectively, as of January 31, 2004.

        The plan assets were invested in the following major asset categories:

	Percentage of Plan Assets at December 31, 2004	Percentage of Plan Assets at December 31, 2003	Target Allocation for fiscal year 2006
Equity Securities	72%	66%	60-70%
Fixed Income	28%	34%	30-40%

Total	100%	100%	100%

        The asset allocation targets are set with the expectation that the plan's assets will fund the plan's expected liabilities with an appropriate level of risk. Expected returns, risk and correlation among asset classes are based on historical data and investment advisor input.

        The Company does not expect it will be required to contribute to its funded pension plans in fiscal 2006. The Company expects to make approximately $1,000 in benefit payments attributable to its unfunded plans during fiscal year 2006.

        The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to operations of these plans was $589, $596 and $577 for the years ended January 31, 2005, 2004 and 2003, respectively. The plans do not have significant liabilities other than benefit obligations.

        The benefits expected to be paid in each year from 2006 - 2010 are $16,848, $16,610, $16,493, $16,644 and $16,733, respectively. The aggregate benefits expected to be paid in the five years from 2011-2015 are $85,261. The expected benefits to be paid are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2004 and include estimated future employee service.

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

  Senior Subordinated Notes

        The Company estimates that the fair value of the 8 7/8% Notes at January 31, 2005 approximates $220,631 based on interdealer transactions which were priced at approximately $1.07625 per $1.00 of principal.

  Senior Notes, Senior Credit Facility and Other Long-term Obligations

        The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

  Foreign Currency Forward Delivery Contracts

        The fair value of foreign currency forward delivery contracts is estimated by reference to market quotations received from banks. At January 31, 2005 and 2004, the contract value of foreign currency forward delivery agreements outstanding was approximately $132,970 and $104,761, respectively. The settlement value of these instruments at that date was approximately $129,799 and $100,293, respectively.

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

  Union Agreements

        Union membership in the Company's European manufacturing plants varies from country to country and is not officially known. However, it is probable that most of the workers are affiliated with a union. Most European union contracts have a one-year term. In the United States, approximately 100 employees are unionized under a contract renewed every three years and which was last renewed April 2005.

(16) Other Income (Expense)—Net

        Other income (expense)—net consisted of the following:

	Year ended January 31,
	2005	2004	2003
Net gain (loss) from foreign currency forward delivery contracts	$387	(514)	(4,751)
Gain (loss) on disposition of fixed assets, net	819	(107)	(1,396)
Write-off of deferred financing costs and bank loan amendment fees	(4,058)	(5,836)	(3,110)
Foreign currency transaction gains (losses)	1,256	—	(2,830)
Pension expense(a)	(2,780)	(1,781)	(233)
Redemption premium and expenses on 10 3/4% senior subordinated notes	(13,709)	—	—
Other, net	(4,787)	(1,821)	(1,874)

	$(22,872)	(10,059)	(14,194)

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

(17) Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information:

	Three months ended
	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
Net sales	$200,428	224,834	234,128	243,506

Gross profit	$91,165	104,318	107,708	113,111

Operating income	$6,366	14,037	22,024	22,577

Net income (loss)	$(3,725)	(18,344)	6,170	6,850

Net income (loss) to common stockholders	$(7,055)	(21,702)	2,707	3,318

Net income (loss) per share attributable to common stockholders—basic	$(0.03)	(0.10)	0.01	0.01

Net income (loss) per share attributable to common stockholders—diluted	$(0.03)	(0.10)	0.01	0.01

	Three months ended
	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004
Net sales	$163,559	193,392	204,229	215,271

Gross profit	$73,907	85,473	90,948	99,614

Operating income	$10,351	18,590	17,119	23,665

Net income (loss)	$(3,987)	(2,315)	2,625	7,229

Net income (loss) to common stockholders	$(15,618)	(15,222)	(626)	3,966

Net income (loss) per share attributable to common stockholders—basic and assuming dilution	$(0.79)	(0.69)	—	.02

        Certain reclassifications were made to the unaudited quarterly financial information to conform to the January 31, 2005 presentation. Such reclassifications include the reclassification of commissions paid to department stores for the Company's shop-in-shop operations throughout Asia to selling, general and administrative expenses from sales. This reclassification increased previously recorded amounts for sales by $2,234, $2,477 and $2,759 for the quarters ended April 30, 2004, July 31, 2004 and October 31, 2004, respectively, and $1,658, $1,201, $1,808 and $2,469 for the quarters ended April 30, 2003, July 31, 2003, October 31, 2003 and January 31, 2004, respectively. This reclassification had no effect on previously reported amounts of operating income or net income (loss). Such reclassifications also included the reclassification of certain credit card fees incurred in the Company's European operations from other income and expense to selling, general and administrative expenses. This reclassification decreased previously reported amounts of operating income by $66, $80, $110 and $111 for the quarters ended April 30, 2003, July 31, 2003, October 31, 2003 and January 31, 2004, respectively. This reclassification had no effect on previously reported amounts of net income (loss).

(18) Information Concerning Business Segments

        The Company's operations consist of the manufacture and distribution of luggage, business and computer cases, outdoor casual bags, and travel-related products and licensing of the Company's brand names. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company's operations as follows: (i) "Europe", (ii) the "Americas", which includes the United States (comprised of wholesale and retail operations), and "Other Americas" which include Canada and Latin America; (iii) "Asia", which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and (iv) "Other" which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company and corporate overhead.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1) except as follows: because the operations of the U.S. Wholesale and Retail segments are closely related, certain intercompany expense allocations among the two segments are not representative of actual costs to operate the division and may not be consistent between years. Additionally, certain overhead expenses which benefit the U.S. Wholesale and Retail segments are included in Other Operations. The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain reclassifications were made to the prior periods to conform to the January 31, 2005 presentation.

        Segment information for the years ended January 31, 2005, 2004 and 2003 is as follows:

	Europe	U.S. Wholesale	U.S. Retail	Other Americas	Asia	Other Operations(b)	Eliminations	Totals
2005
Revenues from external customers	$406,032	203,451	123,071	52,555	99,015	18,772	—	902,896
Intersegment revenues	$2,398	29,937	—	—	8,867	—	(41,202)	—
Operating income(a)	$42,545	5,720	10,978	3,462	16,058	(13,980)	221	65,004
Total assets	$264,795	71,457	25,813	41,311	46,444	271,372	(155,457)	565,735
Capital expenditures	$6,848	543	2,088	433	2,572	—	—	12,484
Additions to goodwill and intangibles	$62	—	—	—	378	—	—	440
Depreciation, amortization and impairment of intangible assets	$12,257	2,087	1,232	530	1,893	972	—	18,971
2004
Revenues from external customers	$346,090	174,846	116,980	44,256	74,148	20,131	—	776,451
Intersegment revenues	$4,618	33,574	—	—	6,758	—	(44,950)	—
Operating income(a)	$38,225	5,475	5,997	3,470	14,017	2,467	74	69,725
Total assets	$230,500	77,602	21,157	34,926	40,265	257,097	(159,659)	501,888
Capital expenditures	$8,510	1,370	1,772	294	891	—	—	12,837
Additions to goodwill and intangibles	$—	—	—	—	—	—	—	—
Depreciation, amortization and impairment of intangible assets	$$11,207	2,292	1,394	602	1,707	3,324	—	20,526
2003
Revenues from external customers	$308,845	191,412	108,770	49,162	75,927	18,286	—	752,402
Intersegment revenues	$5,683	36,430	—	412	5,198	—	(47,723)	—
Operating income (loss)(a)	$36,890	12,130	4,439	(526)	13,100	3,020	433	69,486
Total assets	$202,175	97,219	21,501	35,206	36,539	261,874	(160,850)	493,664
Capital expenditures	$5,982	2,259	1,663	442	1,037	—	—	11,383
Additions to goodwill and intangibles	$83	359	—	—	—	—	—	442
Depreciation, amortization and impairment of intangible assets	$10,365	2,920	1,785	1,125	1,536	2,028	—	19,759

(a)
Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest.

(b)
Other Operations includes general corporate expenses.

        Long-lived assets relating to the Company's operations by geographic area is as follows:

	January 31,
	2005	2004
Property, plant and equipment, net of accumulated depreciation:
United States	$21,210	35,411
Europe	62,899	65,247
Asia	9,565	8,642
Other Americas	5,136	5,171

	$98,810	114,471

	January 31,
	2005	2004
Goodwill and intangible assets, net of accumulated amortization:
United States	$88,717	96,730
Europe	1,761	1,507
Asia	338	346
Other Americas	—	6

	$90,816	98,589

(19) Related Party Transactions

        The Company has entered into advisory agreements with its major stockholders, Ares Corporate Opportunities Fund, L.P., Bain Capital, Ltd., and an affiliate of Ontario Teacher's Pension Plan Board. The agreements provide that the Company will pay each of these three parties an advisory fee of $500 per year for five years beginning July 31, 2003.

        The Company's Indian subsidiary, Samsonite Southeast Asia Pvt. Ltd., purchases raw materials from and sells certain raw materials to Tainwala Chemicals and Plastics India Ltd. ("Tainwala"). Tainwala is managed and controlled by the family of Dr. Ramesh Tainwala, the Chief Operating Officer of Samsonite Southeast Asia. Dr. Tainwala and his family own a 40% stake in the Company's Indian subsidiary. The Company purchased raw materials and capital goods from Tainwala in the amounts of $454, $28 and $632 during the years ended December 31, 2004, 2003 and 2002 respectively. The Company sold raw materials to Tainwala in the amounts of $145, $10 and $3 during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, approximately $80, $58 and $37 was paid to entities owned by Dr. Tainwala and his family, for office space rent during the years ended December 31, 2004, 2003 and 2002, respectively.

SAMSONITE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Column B				Column F
Column A		Column C	Column D	Column E
	Balance at Beginning of Period				Balance at End of Period
Description		Additions(a)	Transfers	Deductions(b)
Year Ended January 31, 2005
Allowance for Trade Receivables	$7,809	1,540	—	(873)	8,476
Allowance for Long-Term Receivables	521	—	—	(455)	66

Total	$8,330	1,540	—	(1,328)	8,542

Year Ended January 31, 2004
Allowance for Trade Receivables	$7,205	723	—	(119)	7,809
Allowance for Long-Term Receivables	788	—	—	(267)	521

Total	$7,993	723	—	(386)	8,330

Year Ended January 31, 2003
Allowance for Trade Receivables	$6,211	1,362	—	(368)	7,205
Allowance for Long-Term Receivables	521	267	—	—	788

Total	$6,732	1,629	—	(368)	7,993

Notes:

(a)
Amounts charged to costs and expenses.

(b)
Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
3.2	Certificate of Ownership and Merger dated July 14, 1995 (Incorporated by reference from the Registrant's Form S-4 Registration Statement No. 33-95642).
3.3	By-Laws of the Company (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
4.1
Description of the Company' common stock, par value $.01 per share, and the associated preferred Stock purchase rights (Incorporated by reference from the Company's Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company's Registration Statement on Form 8-A File No. 0-23214, filed May 2, 2003 under the Exchange Act).
4.2
Indentures dated June 9, 2004 for 100,000 Euro Floating Rate Senior Notes due 2010 and $205,000 8 7/8% Senior Subordinated Notes due 2011(Incorporated by reference from the Registrant's Form S-4 Registration Statement No. 333-118014).
10.1*
Form of Stock Option Agreement, dated as of February 8, 2000, between the Company and Richard H. Wiley (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 2000).
10.2*
Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1998).
10.3
Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen (Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-71224).
10.4	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as amended in 1996) (Incorporated by reference from Proxy Statement filed May 23, 1996).
10.4.1	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment (Incorporated by reference from the Registrant's Form S-8 File No. 333-20775, filed January 30, 1997).
10.5
Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as amended in 1996) (Incorporated by reference to the Registrant's Form S-8 File No. 333-05467, filed June 7, 1996).
10.6	Samsonite Corporation Directors Stock Plan as amended (Incorporated by reference from the Company's Proxy Statement filed May 9, 2001).
10.7
Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1998).

10.7.1
First Amendment to Warrant Agreement dated as of August 17, 1998, between the Company and BankBoston, N.A. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 1998).
10.8	Amended and restated FY 1999 Stock Option and Incentive Award Plan (Incorporated by reference from Proxy Statement filed May 11, 2004).
10.9*
Form of Stock Option Agreement, dated as of March 24, 1999, between the Company and Richard H. Wiley (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).
10.10*
Form of Stock Option Agreement, dated as of November 12, 1999, between the Company and Richard H. Wiley (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000).
10.11*
Employment Agreement, dated as of June 15, 2001, between the Company and Richard H. Wiley (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2001).
10.12*	Employment Agreement, dated as of October 1, 2000, between the Company and Marc Matton (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 31, 2002).
10.13
Recapitalization Agreement by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC and Ontario Teachers Pension Plan Board, dated as of May 1, 2003 (including various exhibits thereto) (Incorporated by reference from the Company's current report on Form 8-K dated May 1, 2003).
10.14
Credit Agreement dated as of July 31, 2003 among the Company, Samsonite Europe N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation, as Agent and as North American Collateral Agent, KBC Bank NV, as Fronting Lender and as European Agent, and the other lenders signatory thereto from time to time (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2003).
10.14.1
Amendment No. 1 to Credit Agreement dated as of May 25, 2004, among Samsonite Corporation, Samsonite Europe, N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto.
10.14.2
Amendment No. 2 to Credit Agreement dated as of November 23, 2004, among Samsonite Corporation, Samsonite Europe, N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto.
10.15
Amendment and Restatement of Term Sheet Between Pension Benefit Guaranty Corporation and Samsonite Corporation (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2003).
10.16
Agreement dated July 23, 2003 by and between the Company and the Pension Benefit Guaranty Corporation, a United States Government Corporation (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2003).
10.17
Form of Executive Stockholders Agreement dated September 25, 2003 among the Company, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers' Pension Plan Board and certain executives (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2003).

10.18*
Consulting Agreement between Samsonite Europe N.V. and Marcello Bottoli, dated as of March 3, 2004 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 31, 2004).
10.19*
Employment Agreement between Samsonite Corporation and Marcello Bottoli, dated as of March 2, 2004 (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 31, 2004).
10.20*	Letter Agreement, dated January 21, 2005, by and between the Company and Thomas Korbas (Incorporated by reference from the Company's current report on Form 8-K filed April 15, 2005).
10.21	Samsonite Corporate Therapeutics (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended July 31, 2000).
10.22*	Form of Executive Stock Option Agreement dated February 14, 2005 (Incorporated by reference from the Company's current report on Form 8-K/A dated February 14, 2005).
10.23	Agreement for Purchase and Sale of Real Estate dated January 24, 2005 between Samsonite Corporation and Panattoni Development Company, LLC
10.24	Shareholders' Agreement dated January 27, 2005 between Samsonite Corporation, Samsonite Japan Co., Ltd. and ESY Management LPS Investment Limited Partnership
10.25*	Consulting Agreement dated April 1, 1995 by and among Samsonite Finanziaria S.R.L., Giuseppe Fremder and Samsonite Italia S.R.L. (now Samsonite S.p.A.)
10.26	Sublicense and Distribution Agreement dated January 27, 2005 between Samsonite Europe N.V., an affiliate of Samsonite and Samsonite Japan.
14.1	Code of Ethical Conduct for Executives
14.2	Code of Ethical Conduct for Managers
21	Subsidiaries of the Company
23	Consent of KPMG LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form.

QuickLinks

INDEX
PART I
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SAMSONITE CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 31, 2005 and 2004 (Dollars in thousands)
SAMSONITE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
SAMSONITE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS (In thousands, except share amounts)
SAMSONITE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SAMSONITE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS January 31, 2005 and 2004 Dollars in thousands, except per share amounts
SAMSONITE CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In thousands)
INDEX TO EXHIBITS