Form 10-Q
period 2005-04-30
SAMSONITE CORP/FL
filed 2005-06-14
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  226,600,411 shares of common stock, par value $0.01 per share, as of June 10, 2005.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements
Unaudited Consolidated Balance Sheets as of April 30, 2005 and January 31, 2005
Unaudited Consolidated Statements of Operations for the three months ended April 30, 2005 and 2004
Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the three months ended April 30, 2005
Unaudited Consolidated Statements of Cash Flows for the three months ended April 30, 2005 and 2004
Unaudited Notes to Consolidated Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements
Item 3: Quantitative And Qualitative Disclosures About Market Risk
Item 4: Controls and Procedures
PART II—OTHER INFORMATION
Item 1: Legal Proceedings
Item 2: Changes in Securities and Use of Proceeds
Item 3: Defaults upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits
Signatures
Certifications
Index to Exhibits

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” in Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of April 30, 2005 and January 31, 2005

(In thousands)

	April 30, 2005	January 31, 2005

Assets
Current assets:
Cash and cash equivalents	$95,327	56,378
Trade receivables, net of allowances for doubtful accounts of $8,623 and $8,476	108,360	112,698
Other receivables	2,261	2,441
Inventories (Note 3)	123,813	136,143
Deferred income tax assets	12,224	12,692
Assets held for sale (Note 4)	2,000	16,261
Prepaid expenses and other current assets	27,393	24,538

Total current assets	371,378	361,151

Property, plant and equipment, net (Note 5)	93,907	98,810
Intangible assets, less accumulated amortization of $37,983 and $37,955 (Note 6)	90,842	90,816
Other assets and long-term receivables, net of allowances for doubtful accounts of $66	14,617	14,958

	$570,744	565,735

(Continued)

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of April 30, 2005 and January 31, 2005

(In thousands, except share data)

	April 30, 2005	January 31, 2005

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 7)	$8,253	15,505
Current installments of long-term obligations (Note 7)	2,287	1,792
Accounts payable	70,397	73,119
Accrued interest expense	9,131	4,614
Accrued compensation and employee benefits	23,256	25,695
Other accrued expenses	52,620	49,022
Total current liabilities	165,944	169,747
Long-term obligations, less current installments (Note 7)	335,177	337,049
Deferred income tax liabilities	21,515	21,416
Other non-current liabilities	74,374	72,731
Total liabilities	597,010	600,943
Minority interests in consolidated subsidiaries	15,619	13,931
Stockholders’ equity (deficit) (Note 9):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,282 and 159,932 convertible shares issued and outstanding at April 30, 2005 and January 31, 2005, respectively)	182,988	180,127
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 237,100,411 and 235,334,708 shares issued at April 30 and January 31, 2005, respectively, and 226,600,411 and 224,834,708 shares outstanding at April 30 and January 31, 2005, respectively)	2,371	2,353
Additional paid-in capital	772,202	769,695
Accumulated deficit	(527,016)	(530,707)
Accumulated other comprehensive loss	(52,430)	(50,607)
	378,115	370,861
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ deficit	(41,885)	(49,139)
Commitments and contingencies (Notes 7, 9, 10 and 12)
	$570,744	565,735

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended April 30, 2005 and 2004

(In thousands, except per share data)

	Three Months Ended April 30,
	2005	2004

Net sales (Note 1E)	$232,358	200,428
Cost of goods sold	121,208	109,263

Gross profit	111,150	91,165
Selling, general and administrative expenses	88,742	80,148
Amortization of intangible assets	144	590
Asset impairment charge	—	671
Provision for restructuring operations (Note 2)	—	3,390

Operating income	22,264	6,366
Other income (expense):
Interest income	336	96
Interest expense and amortization of debt issue costs and premium	(7,829)	(9,781)
Other income (expense) —net (Note 8)	(1,418)	1,612

Income (loss) before income taxes and minority interest	13,353	(1,707)
Income tax expense	(4,675)	(1,103)
Minority interests in earnings of subsidiaries	(1,385)	(915)

Net income (loss)	7,293	(3,725)
Preferred stock dividends	(3,602)	(3,330)

Net income (loss) to common stockholders	$3,691	(7,055)

Weighted average common shares outstanding - basic	225,446	224,705
Weighted average common shares outstanding - diluted	684,212	224,705

Net income (loss) per common share - basic	$0.02	(0.03)
Net income (loss) per common share - diluted	$0.01	(0.03)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

and Comprehensive Income (Loss) for the three months ended April 30, 2005

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock

Balance, February 1, 2005	$180,127	2,353	769,695	(530,707)	(50,607)	—	(420,000)
Net income	—	—	—	7,293	—	7,293	—
Unrealized gain on cash flow hedges (net of income tax effect of $369)	—	—	—	—	(641)	(641)	—
Reclassification adjustment for losses included in net income (net of income tax effect of $1,175)	—	—	—	—	2,224	2,224	—
Foreign currency translation adjustment	—	—	—	—	(3,406)	(3,406)	—

Comprehensive income	—	—	—	—	—	5,470	—

Stock compensation expense	—	—	1,783	—	—		—
Conversion of 650 shares of preferred stock to 1,765,703 shares of common stock	(741)	18	724	—	—		—
Preferred stock dividends	3,602	—	—	(3,602)	—		—

Balance, April 30, 2005	$182,988	2,371	772,202	(527,016)	(52,430)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the three months ended April 30, 2005 and 2004

(In thousands)

	Three Months Ended April 30,
	2005	2004

Cash flows provided by (used in) operating activities:
Net income (loss)	$7,293	(3,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-operating loss (gain) items:
Loss (gain) on disposition of fixed assets, net	120	(964)
Depreciation and amortization of property, plant and equipment	4,500	4,795
Amortization of intangible assets	144	590
Amortization of debt issue costs and premium	626	570
Provision for doubtful accounts	498	317
Provision for restructuring operations	—	3,390
Asset impairment charge	—	671
Pension and other post retirement benefit plan losses, net	1,643	822
Stock compensation expense	2,118	445
Changes in operating assets and liabilities:
Trade and other receivables	1,472	(887)
Inventories	9,776	(4,741)
Prepaid expenses and other current assets	(3,287)	(3,156)
Accounts payable and accrued liabilities	5,263	18,121
Other —net	2,023	(676)

Net cash provided by operating activities	$32,189	15,572

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(2,996)	(2,523)
Proceeds from sale of property and equipment	14,160	2,726
Other adjustments, net	(198)	(379)

Net cash provided by (used in) investing activities	10,966	(176)

Cash flows provided by (used in) financing activities:
Net change in short-term obligations	(6,952)	163
Net borrowings (payments) on long-term obligations	403	(632)
Other, net	2,051	214

Net cash used in financing activities	(4,498)	(255)

Effect of exchange rate changes on cash and cash equivalents	292	(3,255)

Net increase in cash and cash equivalents	38,949	11,886
Cash and cash equivalents, beginning of period	56,378	29,524

Cash and cash equivalents, end of period	$95,327	41,410

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,662	411

Cash paid during the period for income taxes	$1,550	1,206

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

Dollars in Thousands

1.             General

A.            Business

The principal activity of Samsonite Corporation and its subsidiaries (the “Company”) is the design, manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite®, and American Tourister® brand names and other owned and licensed brand names. The principal customers of the Company are department/specialty retail stores, mass merchants, and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other travel-related products through its Company-owned stores.

B.            Interim Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair presentation of the financial position as of April 30, 2005 and results of operations for the three months ended April 30, 2005 and 2004. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

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

D.            Per Share Data

The Company computes both “basic” and “diluted” earnings per share information for inclusion in the consolidated financial statements. Basic earnings per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding. For periods that have income available to common stockholders, diluted earnings per share is calculated by dividing net income before preferred stock dividends by the weighted average number of common shares outstanding increased for the potentially dilutive common shares issuable for stock options, warrants and convertible preferred stock.

Basic net income per common share for the three months ended April 30, 2005 of $0.02 and basic net loss per common share for the three months ended April 30, 2004 of $0.03 per share, is computed based on a weighted average number of shares of common stock outstanding during the period of 225,446,487 and 224,705,324, respectively. Earnings per share assuming dilution of $0.01 for the three months ended April 30, 2005 is computed based on diluted common shares of 684,211,531. See also Note 1G.

Common stock equivalents of 384,848 shares for deferred compensation arrangements are not included in the diluted calculation for the three months ended April 30, 2005 because they are antidilutive.

E.             Royalty Revenues

The Company licenses its brand names to certain unrelated third parties. Net sales include royalties earned of $6,537 and $4,406 for the three months ended April 30, 2005 and 2004, respectively. Royalties earned during the three months ended April 30, 2005 include $3,223 from the sale of certain apparel trademark rights.

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

Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At April 30, 2005, cash flow hedges for forecasted foreign currency transactions extend through March 2006.  The estimated amount of net losses from interest rate and foreign currency hedges expected to be reclassified into earnings within the next twelve months is $631.  The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature.

G.            Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price and, for certain options where the ultimate number of shares issued under the grant is not fixed, compensation expense is variable and remeasured based on the fair value of the Company’s stock at the end of each fiscal quarter.

The following table illustrates the pro forma effect of expensing stock options under the fair value method required by SFAS 123.

	Three Months Ended April 30,
	2005	2004
Net income (loss) to common stockholders, as reported	$3,691	(7,055)
Add stock based compensation expense included in reported net income (loss)	2,118	445
Deduct stock based compensation expense determined under fair value method	(3,144)	(310)
Pro forma net income (loss) to common stockholders	$2,665	(6,920)
Net income (loss) to common stockholders per share:
Basic – as reported	$0.02	(0.03)
Diluted – as reported	$0.01	(0.03)
Basic – pro forma	$0.01	(0.03)
Diluted – pro forma	$—	(0.03)

For stock options granted during the three months ended April 30, 2005, the fair value was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility of 52.16%; risk-free interest rate of 3.75%; and expected life of 5 years.

2.             Asset Impairment and Provision for Restructuring Operations

No restructuring charges were recorded during the first quarter of fiscal year 2006. During the first quarter of fiscal 2005, the Company recorded a provision for restructuring of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and related severance costs. An asset impairment provision of $671 was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse.

The following is a summary of restructuring accruals by segment for the three months ended April 30, 2005:

	Balance at January 31, 2005	Additions (Reversals)	Payments	Exchange Rate And Other	Balance at April 30, 2005
U.S. Wholesale	$427	—	(233)	—	194
Europe	88	—	—	(4)	84
Other Americas	1,105	—	(466)	—	639
	$1,620	—	(699)	(4)	917

3.             Inventories

Inventories consisted of the following:

	April 30, 2005	January 31, 2005

Raw Materials	$10,888	14,495
Work in Process	3,636	3,717
Finished Goods	109,289	117,931

	$123,813	136,143

4.             Assets Held for Sale

Assets held for sale consisted of the following:

	April 30, 2005	January 31, 2005

Denver, Colorado campus (a)	$—	11,484
Intangible assets related to apparel tradenames (b)	2,000	4,777

	$2,000	16,261

(a)           For several years, the Denver, Colorado campus facility has been underutilized due to the closing of the factory and the relocation of certain functions to Rhode Island. As a result, the campus was sold on March 15, 2005 for $14,165. Certain of the buildings were leased back for a two-year period with options to lease back for two additional one-year periods. A gain of $2,681 on the sale of the campus was deferred and is amortized to rent expense over the leaseback period.

(b)           Because these assets are not related to the Company’s core business, the Company is holding certain of its non-luggage apparel tradenames for sale on April 30, 2005.

5.             Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2005	January 31, 2005

Land	$6,597	6,859
Buildings	67,483	69,667
Machinery, equipment and other	139,237	143,066
Computer software	13,276	13,236
	226,593	232,828
Less accumulated amortization and depreciation	(132,686)	(134,018)
	$93,907	98,810

6.             Intangible Assets

Intangible assets at April 30, 2005 and January 31, 2005 consisted of the following:

	April 30, 2005			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$7,762	(7,762)	—	7,762	(7,762)	—
Patents, trademarks and other	2,949	(2,811)	138	2,949	(2,751)	198
Leasehold rights	2,419	(1,418)	1,001	2,308	(1,393)	915
Unamortized prior service cost	1,873	—	1,873	1,873	—	1,873

	15,003	(11,991)	3,012	14,892	(11,906)	2,986

	April 30, 2005			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles not subject to amortization
Tradenames	106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	6,824	(3,137)	3,687	6,881	(3,194)	3,687

	113,822	(25,992)	87,830	113,879	(26,049)	87,830

Total	$128,825	(37,983)	90,842	128,771	(37,955)	90,816

There were no significant acquisitions of intangibles assets for the three months ended April 30, 2005.  Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets.  Amortization expense (not including impairment provisions) for intangible assets for the three months ended April 30, 2005 and 2004 was $144 and $590, respectively.  Future amortization expense for the net carrying amount of intangible assets at April 30, 2005 is estimated to be $430 for the remainder of fiscal 2006, $158 in fiscal 2007, $104 in fiscal 2008, $79 in fiscal 2009, $61 in fiscal 2010 and $307 beyond fiscal 2009.

7.             Debt

Debt consisted of the following:

	April 30, 2005	January 31, 2005
Floating rate senior notes (a)	$128,670	130,350
8 7/8% senior subordinated notes (a)	205,000	205,000
Other obligations (b)	11,384	18,278
Capital lease obligations	663	718
	345,717	354,346
Less short-term debt and current installments	(10,540)	(17,297)
	$335,177	337,049

(a)           The floating rate senior notes have a principal amount of €100.0 million and are due June 1, 2010. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%. At April 30, 2005, interest was payable on the floating senior rate notes at 6.501%. The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest. Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest. The floating rate notes are unsecured and rank equally with all existing and future senior debt.

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

(b)           Other obligations consist primarily of various notes payable to banks by foreign subsidiaries.  The obligations bear interest at varying rates and mature through 2006.

8.             Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three Months Ended April 30,
	2005	2004

Net gain from foreign currency forward delivery contracts	$170	1,730
Gain (loss) on disposition of fixed assets, net	(120)	964
Foreign currency transaction gains (losses), net	(395)	203
Pension expense (a)	(703)	(695)
Other, net	(370)	(590)

	$(1,418)	1,612

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

9.             Employee Stock Options

The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan and 75,000,000 shares for the granting of options under the FY 1999 Stock Option and Incentive Award Plan. See Note 11 to the consolidated financial statements included in the January 31, 2005 Form 10-K for a description of such plans.

At April 30, 2005, the Company had outstanding options to purchase 67,560,364 shares of common stock at exercise prices ranging from $0.525 to $10.00 per share.  Options for 10,616,114 shares were exercisable at April 30, 2005 at a weighted average exercise price of $1.16 per share. There were no options exercised during the three months ended April 30, 2005.

During the three months ended April 30, 2005, the Company amended a stock option agreement with Stonebridge Development Limited (“Stonebridge”), a corporation formed by a trust established by the Company’s Chief Executive Officer for the benefit of himself and his family.  Stock option agreements with two other executives were canceled and reissued.  These agreements were amended or cancelled and reissued to address the possible effects of the American Jobs Creation Act of 2004 (“AJCA”) which imposed a tax penalty on U.S. employees who become vested in stock options with exercise prices below fair value on the date of grant.  The effect of the aforementioned transactions was to adjust the exercise price of the affected options to fair value.  To compensate the grantees for the loss of value from the upward adjustment of the exercise price, the Company entered into deferred compensation agreements for up to an aggregate maximum amount of $5,985 with the three affected grantees.  The deferred compensation is payable in stock or cash upon a change of control (as defined in the agreements) or upon the employee’s termination in accordance with the vesting schedule.  The cost of the deferred compensation awards is generally being charged to expense in the same maximum amounts and over the same time period as the portion of the stock option expense represented by the in-the-money value of the original award.

Because of performance conditions or other terms of the original stock option awards, the awards were originally accounted for under the variable accounting provisions of APB No. 25.  The Stonebridge deferred compensation award continues to be accounted for as a modified variable award with the ultimate amount of expense to be recorded on a variable basis over the life of the award, limited to the maximum value of the deferred compensation award.  Compensation expense for the stock option awards issued to the other two executives became fixed at February 28, 2005 in an amount of $1,751, net of previously recognized amounts, when the performance conditions became satisfied and that amount will be amortized to expense as the options vest.  The deferred compensation award for these two executives will also be amortized to expense on a variable basis over the life of the option limited to the maximum value of the deferred compensation award.

Deferred compensation awards, in an aggregate maximum amount of $441 were also made to the U.S. recipients of options for 3,150,000 shares issued at exercise prices equal to the fair value at the date of the grant on March 17, 2005 to align the values of these options with those issued to Stonebridge and the other two key U.S. executives.  Expense for these deferred compensation awards will also be recognized on a variable basis over the term of the award subject to the maximum value of the awards.

10.          Pension and Other Employee Benefits

The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended April 30,
	2005	2004	2005	2004
Service cost	$420	368	79	79
Interest cost	3,056	3,034	217	217
Expected return on plan assets	(3,325)	(3,500)	—	—
Amortization of prior service cost	61	61	(67)	(67)
Amortization of the net (gain) loss	1,207	634	(71)	(71)
Net periodic benefit cost	$1,419	597	158	158

The Company expects to contribute approximately $1,000 to its unfunded postretirement pension plans in 2006.

11.          Segment Information

The Company’s operations consist of the manufacture and distribution of luggage and other travel-related products, the licensing of the Company’s brand names and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: Europe; North America, which includes the United States wholesale and retail operations and Canada; Latin America, which includes Mexico, Brazil, Argentina and Uruguay; Asia, which includes India, China, Singapore, South Korea, Japan, Taiwan and Malaysia; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company, and corporate overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain fiscal 2005 data has been reclassified to conform to the fiscal 2006 presentation.

Segment information for the three months ended April 30, 2005 and 2004 is as follows:

	Europe	North America	Latin America	Asia	Other Operations	Eliminations	Totals
2005
Revenues from external customers	$105,051	82,059	9,177	29,626	6,445	—	232,358
Intersegment revenues	$808	6,002	—	2,265	—	(9,075)	—
Operating income (loss)(a)	$14,815	4,338	1,228	5,099	(3,167)	(49)	22,264
Total assets	$250,022	96,800	31,362	60,429	290,797	(158,666)	570,744
2004
Revenues from external customers	$92,149	73,158	7,940	22,936	4,245	—	200,428
Intersegment revenues	$715	6,826	20	1,715	—	(9,276)	—
Operating income (loss)(a)	$5,292	286	568	3,734	(3,552)	38	6,366
Total assets	$227,837	111,111	26,867	44,970	262,058	(155,523)	517,320

(a)           Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest. General corporate expenses and amortization of intangibles are included in the other operations segment.

12.          Litigation, Commitments and Contingencies

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended April 30, 2005 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005 for significant events occurring in the first quarter of fiscal 2006.  The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form
10-K for the year ended January 31, 2005.

The Company’s operations consist primarily of the manufacture and sale of luggage, business and computer cases, and casual bags.  The Company also licenses its brand names and is involved with the design and sale of apparel.

The Company’s consolidated revenues increased to $232.4 million for the three months ended April 30, 2005 from $200.4 million in the first quarter of the prior year, an increase of $32.0 million, or 16.0%.  Approximately $5.8 million of that increase is a result of the stronger euro currency in fiscal 2006 compared to fiscal 2005.  The remaining increase in sales is due to improved worldwide travel conditions compared to the first quarter of the previous year and the positive sales effect of increased advertising and promotions.  First quarter 2006 revenues include a $3.2 million net gain from the sale of certain apparel trademark rights.

Operating income increased by $15.9 million to $22.3 million for the three months ended April 30, 2005 compared to $6.4 million for the three months ended April 30, 2004.  An increase in gross profit of $20.0 million compared to the prior year period was partially offset by higher selling, general and administrative (“SG&A”) expenses of $8.6 million.

SG&A expenses increased to $88.7 million in the first quarter of fiscal 2006 from $80.1 million in fiscal 2005.  Approximately $1.9 million of the $8.6 million increase is due to the stronger euro currency while the remainder relates primarily to the increase in variable selling expenses associated with increased sales in the quarter, an increase in stock and deferred compensation expense of $2.1 million and an increase in advertising and promotional expenses of $2.2 million.

Results of Operations

For purposes of this management’s discussion and analysis of operations, we are analyzing our net sales and operations as follows: (i) “Europe” operations which include our European sales, manufacturing and distribution, wholesale and retail operations; (ii) “North America” operations which include U.S. Wholesale, U.S. Retail and Canada; (iii) “Latin America” which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia” operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Japan, Taiwan, and Malaysia; and (v) Other Operations which includes certain licensing activities and Corporate headquarter expenses.

Three Months Ended April 30, 2005 (“fiscal 2006” or “current year”) Compared to Three Months Ended April 30, 2004 (“fiscal 2005” or “prior year”)

Sales.  The following is a summary of the Company’s revenues from product sales and licensing.

	Three months ended April 30,
	2005	2004
	(in millions)
Europe	$105.0	92.1
North America	82.1	73.2
Asia	29.6	22.9
Latin America	9.2	7.9
Other Operations	6.5	4.3

Total Revenue	$232.4	200.4

Consolidated net sales increased to $232.4 million in fiscal 2006 from $200.4 million in fiscal 2005, an increase of $32.0 million or approximately 16.0%.  Fiscal 2006 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar.  Without the effect of the stronger euro currency, first quarter fiscal 2006 sales would have increased by $26.2 million or 13.1% compared to the first quarter of the prior year. First quarter 2006 revenues include a $3.2 million net gain from the sale of certain apparel trademark rights.

Sales from European operations increased to $105.0 million in fiscal 2006 from $92.1 million in fiscal 2005, an increase of $12.9 million or 14.0%.  Expressed in the local European reporting currency (euros), fiscal 2006 sales increased by 7.8%, or the U.S. constant dollar equivalent of $7.2 million, compared to fiscal 2005.  The sales increase in Europe is due primarily to increased Lacoste brand sales, footwear sales, and casual and outdoor bag sales. Increased advertising and marketing expenditures during the quarter and the prior fiscal year stimulated sales.

Sales from North America operations increased to $82.1 million in fiscal 2006 from $73.2 million in fiscal 2005, an increase of $8.9 million or 12.2%.  U.S. Wholesale sales for the first quarter increased by $7.6 million or 17.8% from the prior year to $50.4 million, U.S. Retail sales decreased by $0.4 million to $26.8 million; and the remaining increase in sales relates primarily to operations in Canada.  U.S. Wholesale sales increased in the mass merchant channel, department store and warehouse club channels.  The U.S. economy and travel statistics were strong leading to an increase in U.S. Retail same store sales by 2.5% which was offset by a decline in the number of stores to 182 at April 30, 2005 from 193 at April 30, 2004.

First quarter sales from Asian operations were $29.6 million, $6.7 million higher than the prior year sales of $22.9 million, an increase of 29.3%.  Sales in all countries in the Asian operations region posted gains during the first quarter.  The increase in sales is primarily driven by increased travel and a stronger economy compared to the first quarter of the prior year.

Sales in Latin American increased by $1.3 million to $9.2 million, or 16.5% primarily due to increased prices and higher sales growth in Argentina and Brazil.

Gross profit.  Consolidated gross margin in the first quarter increased by 2.3 percentage points, to 47.8% in fiscal 2006 from 45.5% in fiscal 2005, reflecting gross margin increases in Europe offset by a small decline in gross margin in our U.S. Wholesale operations.  Consolidated gross profit margins were positively affected by $3.2 million of net gain or 0.70 percentage points from the sale of certain apparel trademark rights.

Gross margins from European operations increased 3.4 percentage points from 43.3% in the prior year to 46.7% in fiscal 2006 due to sales price increases, favorable product costs as a result of the depreciation of the U.S. dollar, and a better sales mix than in the prior year.

Gross margin percentage for North America decreased by 0.5 percentage points, to 41.5% in fiscal 2006 from 42.0% in fiscal 2005.  U.S. Wholesale gross margin percentage decreased to 31.9% in the current year from 32.2% in the prior year.  The decrease in the U.S. Wholesale gross margin percentage is primarily due to increased competitive pressures on pricing of the American Tourister brand.  U.S. Retail gross profit margins increased compared to the prior year to 59.1% in fiscal 2006 from 57.2% in fiscal 2005 as a result of price increases and a sales mix of products with higher margins.

Gross margins for Latin America increased to 52.1% in fiscal 2006 from 45.6% in fiscal 2005 primarily due to increased sales and due to stronger local currencies versus the dollar.

Selling, general and administrative expenses (“SG&A”).  Consolidated SG&A increased by $8.6 million, or 10.7%, from fiscal 2005 to fiscal 2006.  As a percent of sales, consolidated SG&A decreased to 38.2% in fiscal 2006 from 40.0% in fiscal 2005.  The exchange rate difference caused $1.9 million of the increase in consolidated SG&A.  Consolidated advertising and marketing expense increased to $14.3 million in the current quarter, an increase of $2.2 million compared to the prior year quarter.

SG&A for Europe increased by $3.0 million, or 9.7%, of which $1.9 million relates to the exchange rate difference. The remaining increase of $1.1 million is primarily due to an increase in advertising and marketing expense and increased variable selling expense for the first quarter.

SG&A for North American operations was consistent with the prior year, decreasing by $0.2 million. Corporate SG&A increased by $2.5 million primarily due to stock and deferred compensation expense of $2.1 million and an increase in expenses of $0.4 million related to Sarbanes-Oxley compliance costs. The increase in SG&A for Asia of $2.8 million and Latin America of $0.5 million is consistent with the increase in sales for those operations during the quarter.

Provision for restructuring operations.  There were no restructuring charges during the first quarter of fiscal year 2006. The provision for restructuring of $3.4 million during the first quarter of fiscal 2005 was the result of the closure of the Tres Cantos, Spain manufacturing plant and related severance costs.

Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs in the first quarter of 2006 were $7.8 million, $2.0 million lower than the prior year level due to lower debt levels and lower interest rates on the subordinated notes as a result of the June 2004 refinancing.

Other Income (Expense) - Net.  This item represents expense of $1.4 million in the current year compared to other income of $1.6 million in the prior year, a net decrease of $3.0 million.  This is primarily due to a decrease in hedge gains in the current year and a gain on sale of fixed assets in the prior year related to the sale of the Tres Cantos manufacturing facility.

Income tax expense.  Income tax expense increased to $4.7 million in fiscal 2006 from $1.1 million in fiscal 2005.  The increase in income tax expense is due primarily to the current year net income before taxes of $13.4 million versus a net loss before taxes in the prior year of $1.7 million. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends.  This item represents the accrual of cumulative dividends on the outstanding 8% convertible preferred stock. Dividends have been accrued on the preferred stock since its issuance on July 31, 2003 and compound quarterly. The increase of $0.3 million in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is due to the compounding effect of accruing the dividends.

Net income (loss) to common stockholders.  The net income to common stockholders increased to $3.7 million in fiscal 2006 from a net loss of $7.1 million in fiscal 2005; the net income per common share increased to $0.02 in fiscal year 2006 from a net loss per common share of $0.03 in fiscal year 2005. The diluted net income per common share was $0.01 in fiscal year 2006. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal years 2006 and 2005 was 225,446,487 and 224,705,324, respectively. The weighted average number of shares of common stock outstanding used to compute diluted income (loss) per share in fiscal years 2006 and 2005 was 684,211,531 and 224,705,324, respectively. The Company had 226,600,411 shares of common stock outstanding as of April 30, 2005.

Liquidity and Capital Resources

At April 30, 2005, the Company had consolidated cash of $95.3 million and working capital of $205.4 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flows from operations and borrowing availability under its senior credit facility. During the three months ended April 30, 2005, the Company’s cash flow from operations was $32.2 million compared to $15.6 million used in fiscal 2005.  During the first quarter of fiscal 2006, the Company’s cash flow from operations together with amounts available under its credit facilities was sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and 22.0 million euros for its European subsidiary. The borrowing base under the U.S. facility is generally calculated as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for real estate or intangible assets and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At April 30, 2005, these borrowing base calculations resulted in $33.5 million available for borrowing in the U.S. and 22.0 million euros available for borrowing by the European subsidiary. At April 30, 2005, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $29.0 million. At April 30, 2005, no amounts were outstanding under the European portion of the facility.

The Company’s long-term debt structure includes $205.0 million of 8 7/8% senior subordinated notes which are due in 2011 and €100 million of euro-denominated floating rate notes which are due in 2010.  The euro-denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly.  At April 30, 2005, the rate was 6.501%.

The Company’s results of operations and cash flows are particularly sensitive to any events which affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats, or any other event which reduces or restricts travel. Any event, which would have the effect of depressing results of operations or cash flows, could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of April 30, 2005 are non-cancelable operating lease agreements, primarily for office space, retail floor space and warehouse space and have not changed significantly since January 31, 2005.  The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company may be required to make cash contributions into its U.S. pension plan in future periods depending on stock market and interest rate conditions. Based on current market and interest rate conditions and expected future returns on assets, the Company believes it may not be required to make a contribution to the plan in fiscal 2006. The Company prepared this estimate based on what it believes are reasonable assumptions related to expected future rates of return on pension assets and interest rates. Actual cash contributions required to be made to the U.S. pension plan could vary significantly from these estimates based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable.

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary.  From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company’s most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations.  €100 million denominated notes have been designated as a hedge of the Company’s net investment in its European operations.  No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and our significant accounting policies are summarized in Note 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The Company’s accounting for inventory at the lower of cost or market value and the U.S. defined benefit pension plan involve accounting policies which are most affected by management’s judgment and the use of estimates. These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and will be effective for public companies for annual periods beginning after June 15, 2005. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using a modified retrospective method. The Company plans to adopt SFAS 123 (R) on February 1, 2006 using the modified prospective method and is currently evaluating the impact from this standard on the results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” which amends Accounting Research Bulletin No. 43, “Inventory Pricing” and will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 clarifies the accounting for abnormal amounts of idle facility capacity, freight, handling costs, and wasted material (spoilage) to require that these items be recognized as current-period charges instead of being added to the cost of inventory and expensed when consumed. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in this and other of the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe”, “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions (and their negatives) identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. For example, all statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.  The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: events which negatively affect consumer confidence or travel levels (such as the impact of terrorist attacks, hostilities in the Middle East and other regions, the incidence or spread of contagious diseases (such as SARS), or other economic, political, or public health or safety conditions or events that impact consumer confidence, spending and travel); general economic and business conditions, including foreign currency fluctuations; changes in interest rates; reliance on third party manufacturers; changes in consumer demands and fashion trends; changes in methods of distribution and customer purchasing patterns; factors associated with the concentrated holding of our voting stock; factors associated with or exacerbated by our leveraged capital structure; and competition.

These risk factors and others are included in Item 1 of Part I of our Annual Report on Form 10-K for the year ended January 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company’s strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

At April 30, 2005, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $98.9 million compared to approximately $133.0 million at January 31, 2005. Contracts outstanding at April 30, 2005 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the three months ended April 30, 2005 would be approximately $15.6 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2005.  The Company’s outstanding publicly traded 8 7/8% senior subordinated notes have a face amount of $205.0 million.  At January 31, 2005, the quoted market price of these notes was $107.625 per $100.00 of principal; at April 30, 2005, the quoted market price of these notes was $103.00 per $100.00 of principal.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)              See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION
(Registrant)

	By:	/s/ RICHARD H. WILEY
Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer and Secretary

Date: June 14, 2005

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
3.2	Certificate of Ownership and Merger dated July 14, 1995 (Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 33-95642).
3.3	By-Laws of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
4.1

Description of the Company’ common stock, par value $.01 per share, and the associated preferred Stock purchase rights (Incorporated by reference from the Company’s Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act and the Company’s Registration Statement on Form 8-A File No. 0-23214, filed May 2, 2003 under the Exchange Act).

4.2

Indentures dated June 9, 2004 for 100,000 Euro Floating Rate Senior Notes due 2010 and $205,000 8 7/8% Senior Subordinated Notes due 2011(Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 333-118014).

10.1	Deferred Compensation Award Agreement dated March 17, 2005 by and between Samsonite Corporation and Stonebridge Development Limited.
10.2	Form of Executive Stock Option Agreement dated March 17, 2005.
10.3	Form of Executive Deferred Compensation Award Agreement dated March 17, 2005.
10.4	Amendment No. 1 to Executive Stockholders Agreement dated March 17, 2005.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.