Form 10-Q
period 2005-07-31
SAMSONITE CORP/FL
filed 2005-09-14
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  227,159,626 shares of common stock, par value $0.01 per share, as of September 9, 2005.

FORM 10-Q

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” in Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of July 31, 2005 and January 31, 2005

(In thousands)

	July 31, 2005	January 31, 2005

Assets
Current assets:
Cash and cash equivalents	$94,715	56,378
Trade receivables, net of allowances for doubtful accounts of $8,376 and $8,476	114,264	112,698
Other receivables	3,156	2,441
Inventories (Note 3)	123,134	136,143
Deferred income tax assets	11,626	12,692
Assets held for sale (Note 4)	—	16,261
Prepaid expenses and other current assets	28,158	24,538

Total current assets	375,053	361,151

Property, plant and equipment, net (Note 5)	91,094	98,810
Intangible assets, less accumulated amortization of $37,956 and $37,955 (Note 6)	92,647	90,816
Other assets and long-term receivables, net of allowances for doubtful accounts of $0 and $66	13,831	14,958

	$572,625	565,735

	July 31, 2005	January 31, 2005

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 7)	$7,945	15,505
Current installments of long-term obligations (Note 7)	1,262	1,792
Accounts payable	82,264	73,119
Accrued interest expense	4,477	4,614
Accrued compensation and employee benefits	22,177	25,695
Other accrued expenses	52,930	49,022
Total current liabilities	171,055	169,747
Long-term obligations, less current installments (Note 7)	327,610	337,049
Deferred income tax liabilities	21,242	21,416
Other non-current liabilities	76,044	72,731
Total liabilities	595,951	600,943
Minority interests in consolidated subsidiaries	14,890	13,931
Stockholders’ equity (deficit) (Note 9):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,282 and 159,932 convertible shares issued and outstanding at July 31, 2005 and January 31, 2005, respectively)	186,655	180,127
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 237,100,411 and 235,334,708 shares issued at July 31 and January 31, 2005, respectively, and 226,600,411 and 224,834,708 shares outstanding at July 31, 2005 and January 31, 2005, respectively)	2,371	2,353
Additional paid-in capital	773,010	769,695
Accumulated deficit	(528,568)	(530,707)
Accumulated other comprehensive loss	(51,684)	(50,607)
	381,784	370,861
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ deficit	(38,216)	(49,139)

Commitments and contingencies (Notes 7, 9, 10 and 12)	$572,625	565,735

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended July 31, 2005 and 2004

(In thousands, except per share data)

	Three Months Ended July 31,
	2005	2004

Net sales (Note 1E)	$236,540	224,834
Cost of goods sold	121,519	120,516

Gross profit	115,021	104,318
Selling, general and administrative expenses	97,234	89,008
Amortization of intangible assets	152	589
Provision for restructuring operations (Note 2)	—	684

Operating income	17,635	14,037
Other income (expense):
Interest income	510	133
Interest expense and amortization of debt issue costs and premium	(7,784)	(9,387)
Other income (expense) —net (Note 8)	(4,232)	(19,899)

Income (loss) before income taxes and minority interests	6,129	(15,116)
Income tax expense	(3,066)	(2,188)
Minority interests in earnings of subsidiaries	(948)	(1,040)

Net income (loss)	2,115	(18,344)
Preferred stock dividends	(3,667)	(3,358)

Net loss to common stockholders	$(1,552)	(21,702)

Weighted average common shares outstanding—basic and diluted	226,600	224,705

Net loss per common share—basic and diluted	$(0.01)	(0.10)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the six months ended July 31, 2005 and 2004

(In thousands, except per share data)

	Six Months Ended July 31,
	2005	2004

Net sales (Note 1E)	$468,898	425,262
Cost of goods sold	242,727	229,779

Gross profit	226,171	195,483
Selling, general and administrative expenses	185,976	169,156
Amortization of intangible assets	296	1,179
Asset impairment charge (Note 2)	—	671
Provision for restructuring operations (Note 2)	—	4,074

Operating income	39,899	20,403
Other income (expense):
Interest income	846	230
Interest expense and amortization of debt issue costs and premium	(15,613)	(19,168)
Other income (expense) —net (Note 8)	(5,650)	(18,287)

Income (loss) before income taxes and minority interests	19,482	(16,822)
Income tax expense	(7,741)	(3,291)
Minority interests in earnings of subsidiaries	(2,333)	(1,955)

Net income (loss)	9,408	(22,068)
Preferred stock dividends	(7,269)	(6,688)

Net income (loss) to common stockholders	$2,139	(28,756)

Weighted average common shares outstanding—basic	226,036	224,705
Weighted average common shares outstanding—diluted	242,331	224,705

Net income (loss) per common share—basic	$0.01	(0.13)
Net income (loss) per common share—diluted	$0.01	(0.13)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

and Comprehensive Income (Loss) for the six months ended July 31, 2005

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock

Balance, February 1, 2005	$180,127	2,353	769,695	(530,707)	(50,607)	—	(420,000)
Net income	—	—	—	2,139	—	2,139	—
Unrealized gain on cash flow hedges (net of income tax effect of $308)	—	—	—	—	(468)	(468)	—
Reclassification adjustment for losses included in net income (net of income tax effect of $1,504)	—	—	—	—	2,838	2,838	—
Foreign currency translation adjustment	—	—	—	—	(3,447)	(3,447)	—

Comprehensive income	—	—	—	—	—	1,062	—

Stock compensation expense	—	—	2,592	—	—		—
Conversion of 650 shares of preferred stock to 1,765,703 shares of common stock	(741)	18	723	—	—		—
Preferred stock dividends	7,269	—	—	—	—		—

Balance, July 31, 2005	$186,655	2,371	773,010	(528,568)	(51,684)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the six months ended July 31, 2005 and 2004

(In thousands)

	Six Months Ended July 31,
	2005	2004

Cash flows provided by (used in) operating activities:
Net income	$9,408	(22,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposition of fixed assets, net	132	(703)
Depreciation and amortization of property, plant and equipment	9,095	9,487
Amortization of intangible assets	296	1,179
Amortization of debt issue costs and premium	1,251	1,177
Provision for doubtful accounts	894	712
Provision for restructuring operations	—	4,074
Asset impairment charge	—	671
Pension and other post retirement benefit plan losses, net	3,273	1,564
Stock and deferred compensation expense	3,510	4,133
Write-off of deferred financing costs	—	4,058
Changes in operating assets and liabilities:
Trade and other receivables	(9,273)	(12,258)
Inventories	7,091	(8,514)
Prepaid expenses and other current assets	(4,615)	(3,877)
Accounts payable and accrued liabilities	19,898	8,261
Other—net	(2,491)	(1,017)

Net cash provided by (used in) operating activities	$38,469	(13,121)

See accompanying notes to consolidated financial statements

	Six Months Ended July 31,
	2005	2004

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(9,131)	(5,630)
Proceeds from sales of assets held for sale and property and equipment	14,204	2,917
Other, net	(193)	(379)

Net cash provided by (used in) investing activities	4,880	(3,092)

Cash flows provided by (used in) financing activities:
Net change in short-term obligations	(7,370)	(33)
Issuance of floating rate and 8 7/8% senior notes	—	325,810
Repurchase of 10 3/4% and 11 1/8% notes	—	(323,393)
Net borrowings (payments) on other long-term obligations	(648)	16,926
Issuance costs of floating rate and 8 7/8% senior notes	—	(7,535)
Other, net	2,425	666

Net cash provided by (used in) financing activities	(5,593)	12,441

Effect of exchange rate changes on cash and cash equivalents	581	(515)

Net increase (decrease) in cash and cash equivalents	38,337	(4,287)
Cash and cash equivalents, beginning of period	56,378	29,524

Cash and cash equivalents, end of period	$94,715	25,237

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14,404	18,418

Cash paid during the period for income taxes	$7,490	2,862

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

Dollars and euros in thousands, except per share amounts

1.                                      General

A.                                    Business

The principal activity of Samsonite Corporation and subsidiaries (the “Company”) is the design, manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal customers of the Company are department/specialty retail stores, mass merchants and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other travel related products through its Company-owned stores.

B.                                    Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair presentation of the financial position as of July 31, 2005 and results of operations for the three and six month periods ended July 31, 2005 and 2004. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

C.                                    Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Basic net loss per common share for the three months ended July 31, 2005 of $0.01 and basic net loss per common share for the three months ended July 31, 2004 of $0.10 per share, is computed based on a weighted average number of shares of common stock outstanding during the period of 226,600,411 and 224,705,324, respectively. There is no dilutive effect on the loss per common share for the three months ending July 31, 2005 and 2004. Common stock equivalents of 1,922,505 for warrants, 444,387,014 for convertible preferred shares, 638,905 shares for deferred compensation arrangements and 13,422,711 for stock options are not included in the diluted calculation for the three months ended July 31, 2005 because they are antidilutive.

Basic net income per common share for the six months ended July 31, 2005 of $0.01 and basic net loss per common share for the six months ended July 31, 2004 of $0.13 per share, is computed based on a weighted average number of shares of common stock outstanding during the period of 226,036,392 and 224,705,324, respectively. Earnings per share assuming dilution of $0.01 for the six months ended July 31, 2005 is computed based on diluted common shares of 242,331,197. Common stock equivalents of 444,966,273 for convertible preferred shares and 1,023,753 shares for deferred compensation arrangements are not included in the diluted calculation for the six months ended July 31, 2005 because they are antidilutive. See also Note 1G.

E.                                      Royalty Revenues

The Company licenses its brand names to certain unrelated third parties. Net sales include royalties earned of $2,823 and $3,994 for the three months ended July 31, 2005 and 2004, respectively, and $9,360 and $8,400 for the six months ended July 31, 2005 and 2004, respectively.  Royalties earned during the six months ended July 31, 2005 include $3,223 from the sale of certain apparel trademark rights.

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

Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. At July 31, 2005, cash flow hedges for forecasted foreign currency transactions extend until June 2006.  The estimated amount of net gains from hedges for foreign currency transactions expected to be reclassified into earnings within the next twelve months is $155. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature.

G.                                    Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25,” and discloses the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123.  Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price and, for certain options where the ultimate number of shares issued under the grant is not fixed, compensation expense is variable and remeasured based on the fair value of the Company’s stock at the end of each fiscal quarter.

The following table illustrates the pro forma effect of expensing stock options under the fair value method required by SFAS 123.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005		2004

Net income (loss) to common stockholders, as reported	$(1,552)	(21,702)	2,139		(28,756)
Add stock based compensation expense included in reported net income (loss)	1,392	3,688	3,510		4,133
Deduct stock based compensation expense determined under fair value method	(1,585)	(3,688)	(4,711)		(4,133)
Pro forma net income (loss) to common stockholders	$(1,745)	(21,702)	938		(28,756)
Net income (loss) to common stockholders per share:
Basic and diluted– as reported	$(0.01)	(0.01)	0.01		(0.13)
Basic and diluted – pro forma	$(0.01)	(0.01)	—	*	(0.13)

* Less than $0.01

For stock options granted during the six months ended July 31, 2005, the fair value was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility of 52.16%; risk-free interest rate of 3.75% to 4.28%; expected life of 4.5 years; and an average forfeiture rate of .75%.

2.                                      Asset Impairment and Provision for Restructuring Operations

No restructuring charges were recorded during the first and second quarters of fiscal 2006.  During the second quarter of fiscal 2005, the Company recorded a provision for restructuring of $684 related to the closure of the Nogales, Mexico production facility in July 2004. During the first quarter of fiscal 2005, the Company recorded a restructuring provision of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and recorded severance costs associated with approximately 40 positions that were eliminated.  An asset impairment provision of $671 was also recorded to write-down costs related to an abandoned project to convert an idle U.S. factory to a warehouse during the first quarter of fiscal 2005.

The following is a summary of restructuring accruals by segment for the six months ended July 31, 2005:

	Balance at January 31, 2005	Additions (Reversals)	Payments	Exchange Rate And Other	Balance at July 31, 2005
North America	$872	—	(503)	(53)	316
Europe	88	—	(6)	(9)	73
Latin America	660	—	(502)	76	234
	$1,620	—	(1,011)	14	623

3.                                      Inventories

Inventories consisted of the following:

	July 31, 2005	January 31, 2005

Raw Materials	$9,809	14,495
Work in Process	3,364	3,717
Finished Goods	109,961	117,931

	$123,134	136,143

4.                                      Assets Held for Sale

Assets held for sale consisted of the following:

	July 31, 2005	January 31, 2005

Denver, Colorado campus (a)	$—	11,484
Intangible assets related to apparel tradenames (b)	—	4,777

	$—	16,261

(a)                                  For several years, the Denver, Colorado campus facility has been underutilized due to the closing of the factory and the relocation of certain functions to Rhode Island. As a result, the campus was sold on March 15, 2005 for $14,165. Certain of the buildings were leased back for a two-year period with options to lease back for two additional one-year periods. A gain of $2,681 on the sale of the campus was deferred and is being amortized to rent expense over the two year leaseback period.

(b)                                 Subsequent to January 31, 2005 the Company sold certain tradenames having a net book value of $2,777. The Company has determined not to sell certain of its non-luggage apparel tradenames that were previously classified as held for sale having a net book value of $2,000.

5.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2005	January 31, 2005

Land	$6,256	6,859
Buildings	64,410	69,667
Machinery, equipment and other	126,192	143,066
Computer software	16,333	13,236
	213,191	232,828
Less accumulated amortization and depreciation	(122,097)	(134,018)
	$91,094	98,810

6.                                      Intangible Assets

Intangible assets at July 31, 2005 and January 31, 2005 consisted of the following:

	July 31, 2005			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$9,762	(7,762)	2,000	7,762	(7,762)	—
Patents, trademarks and other	2,949	(2,870)	79	2,949	(2,751)	198
Leasehold rights	2,288	(1,421)	867	2,308	(1,393)	915
Unamortized prior service cost	1,873	—	1,873	1,873	—	1,873

	16,872	(12,053)	4,819	14,892	(11,906)	2,986
Intangibles not subject to amortization
Tradenames	106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	6,733	(3,048)	3,685	6,881	(3,194)	3,687

	113,731	(25,903)	87,828	113,879	(26,049)	87,830

Total	$130,603	(37,956)	92,647	128,771	(37,955)	90,816

There were no significant acquisitions of intangible assets for the six months ended July 31, 2005.  During the six months ended July 31, 2004, the Company acquired intangibles from the purchase of the remaining minority interest in its Singapore subsidiary of $378; there were no other significant acquisitions of intangible assets.  Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets.  Amortization expense (not including impairment provisions) for intangible assets for the six months ended July 31, 2005 and 2004 was $296 and $1,179, respectively, and for the three months ended July 31, 2005 and 2004 was $152 and $589, respectively.  Future amortization expense for the net carrying amount of intangible assets at July 31, 2005 is estimated to be $496 for the remainder of fiscal 2006, $750 in fiscal 2007, $671 in fiscal 2008, $652 in fiscal 2009, $57 in fiscal 2010 and $320 beyond fiscal 2010.

7.                                      Debt

At July 31, 2005 and January 31, 2005 debt consisted of the following:

	July 31, 2005	January 31, 2005
Floating rate senior notes (a)	$121,240	130,350
8 7/8% senior subordinated notes (a)	205,000	205,000
Other obligations (b)	9,929	18,278
Capital lease obligations	648	718
	336,817	354,346
Less short-term debt and current installments	(9,207)	(17,297)
	$327,610	337,049

(a)                                   The floating rate senior notes have a principal amount of €100.0 million and are due June 1, 2010. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%. At July 31, 2005, interest was payable on the floating senior rate notes at 6.499%. The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest. Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest. The floating rate notes are unsecured and rank equally with all existing and future senior debt.

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

8.                                      Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004

Net gain (loss) from foreign currency forward delivery contracts	$316	(528)	486	1,202
Gain (loss) on disposition of fixed assets, net	(12)	(261)	(132)	703
Write-off of deferred financing costs and bank loan amendment fees	—	(4,058)	—	(4,058)
Foreign currency transaction gains (losses)	(451)	(140)	(846)	63
Pension expense (a)	(704)	(695)	(1,407)	(1,390)
Redemption premium and expenses on 10 3/4% senior subordinated notes	—	(13,700)	—	(13,700)
Due diligence costs for uncompleted potential acquisition	(2,769)	—	(2,769)	—
Other, net	(615)	(517)	(982)	(1,107)

	$(4,235)	(19,899)	(5,650)	(18,287)

(a)                                  Pension expense included in other income (expense) - net relates to the actuarially determined pension expense associated with the pension plans of two companies unrelated to the Company’s operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993.

9.                                      Employee Stock Options

The Company has authorized 2,550,000 shares for the granting of options under the 1995 Stock Option and Award Plan. On June 16, 2005 the shareholders of the Company approved an increase in the number of shares available for the granting of options under the FY 1999 Stock Option and Incentive Award Plan from 75,000,000 to 95,000,000. See Note 11 to the consolidated financial statements included in the January 31, 2005 Form 10-K for a description of such plans.

At July 31, 2005, the Company had outstanding options to purchase 70,585,058 shares of common stock at exercise prices ranging from $0.525 to $10.00 per share. Options for 10,811,808 shares were exercisable at July 31, 2005 at a weighted average exercise price of $1.08 per share. There were no options exercised during the six months ended July 31, 2005.

The Company has unrecognized fixed compensation expense related to stock options of $4,214 at July 31, 2005 which is being recognized over the terms of the awards. The Company also has deferred compensation awards payable in cash or common stock for up to $6,426 for which compensation expense is being recognized on a variable basis over the terms of the award subject to the maximum value of the awards.  Compensation expense related to stock options and deferred compensation awards of $3,510 and $4,133 was recognized for the six months ended July 31, 2005 and 2004, respectively, and $1,392 and $3,688 for the three months ended July 31, 2005 and 2004, respectively.

10.                               Pension and Other Employee Benefits

The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended July 31,
	2005	2004	2005	2004
Service cost	$420	368	127	79
Interest cost	3,056	3,034	208	217
Expected return on plan assets	(3,325)	(3,500)	—	—
Amortization of prior service cost	61	61	(68)	(67)
Amortization of the net (gain) loss	1,207	634	(65)	(71)
Net periodic benefit cost	$1,419	597	202	158

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended July 31,
	2005	2004	2005	2004
Service cost	$840	736	206	158
Interest cost	6,112	6,068	425	434
Expected return on plan assets	(6,651)	(7,000)	—	—
Amortization of prior service cost	123	122	(135)	(134)
Amortization of the net (gain) loss	2,414	1,268	(137)	(142)
Net periodic benefit cost	$2,838	1,194	359	316

The Company expects to contribute $1,000 to its unfunded plans in fiscal 2006.

11.                               Segment Information

The Company’s operations consist of the manufacture and distribution of luggage and other travel related products, the licensing of the Company’s brand names and the design and sale of clothing and footwear. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: Europe; North America, which includes the United States Wholesale and Retail operations and Canada; Latin America, which includes Mexico, Brazil, Argentina and Uruguay; Asia, which includes India, China, Singapore, South Korea, Taiwan, Malaysia and Hong Kong; and Other which primarily includes licensing revenues from luggage and non-luggage brand names owned by the Company, and corporate overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain fiscal 2005 data has been reclassified to conform to the fiscal 2006 presentation.

Segment information for the six and three months ended July 31, 2005 and 2004 is as follows:

	Europe	North America	Latin America	Asia	Other Operations	Eliminations	Totals
Six months ended July 31, 2005
Revenues from external customers	$207,071	173,797	19,927	59,007	9,096	—	468,898
Intersegment revenues	$1,362	13,258	—	5,659	—	(20,279)	—
Operating income (loss)(a)	$26,253	11,762	2,867	8,778	(9,762)	1	39,899
Total assets	$242,483	100,058	33,003	55,908	300,547	(159,374)	572,625
2004
Revenues from external customers	$192,320	160,921	17,561	46,351	8,109	—	425,262
Intersegment revenues	$1,407	14,326	—	3,806	—	(19,539)	—
Operating income (loss)(a)	$13,979	5,742	1,793	7,552	(8,819)	156	20,403
Total assets	$229,228	110,353	28,928	41,940	255,589	(155,428)	510,610

	Europe	North America	Latin America	Asia	Other Operations	Eliminations	Totals
Three months ended July 31, 2005
Revenues from external customers	$102,020	91,738	10,750	29,381	2,651	—	236,540
Intersegment revenues	$554	7,256	—	3,394	—	(11,204)	—
Operating income (loss)(a)	$11,438	7,612	1,639	3,679	(6,783)	50	17,635
Total assets	$242,483	100,058	33,003	55,908	300,547	(159,374)	572,625
2004
Revenues from external customers	$100,171	87,763	9,621	23,415	3,864	—	224,834
Intersegment revenues	$692	7,500	(20)	2,091	—	(10,263)	—
Operating income (loss)(a)	$8,687	5,456	1,225	3,818	(5,267)	118	14,037
Total assets	$229,228	110,353	28,928	41,940	255,589	(155,428)	510,610

(a)                                  Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest. General corporate expenses and amortization of intangibles are included in other operations segment.

12.                               Litigation, Commitments and Contingencies

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

13.                              Subsequent Event

On August 5, 2005, subsidiaries of Samsonite Corporation (the “Company”) agreed to transfer the Company’s hardside luggage manufacturing plant in Hénin-Beaumont, France (the “H-B Site”) to an unrelated purchaser.  The transaction was completed on August 31, 2005.

The decision to dispose of the H-B site was based on the need to improve capacity utilization and overall efficiency.  For a period of 24 months following the completion of the transaction, Samsonite will purchase products from the purchaser of the H-B Site, and additional production will be transferred to Samsonite’s other production sites.  Related to this action, the Company expects that during fiscal year 2006 it will incur and recognize cash restructuring costs relating to the assumption by the purchaser of the Company’s responsibility for employees’ pension and other benefits.  The Company expects a total net cash outlay of approximately $11,000 ($1,400 of such amount deferred for 24 months) in connection with the restructuring, and that a restructuring charge of approximately $8,300 will be recognized in the third quarter of fiscal 2006.  The restructuring charge is net of amounts previously recognized for pension and other social costs which will be assumed by the purchaser.  The amount estimated for the net cash outlay includes legal and consulting expenses associated with the transaction of approximately $1,100.  In addition, in connection with this action, the Company is expected to incur approximately $5,700 of non-cash impairment charges related to the transfer of H-B Site’s property, plant and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended July 31, 2005 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005 for significant events occurring in the second quarter of fiscal 2006.  The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

The Company’s operations consist primarily of the design, manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world.  The Company also licenses its brand names and is involved with the design and sale of apparel.

The Company’s consolidated revenues for the three months ended July 31, 2005 increased to $236.5 million from $224.8 million in the second quarter of the prior year, an increase of $11.7 million, or 5.2%.  Approximately $3.3 million of the increase for the quarter is a result of the stronger euro currency exchange rate in fiscal 2006 compared to fiscal 2005.  The remaining increase in sales is due to improved worldwide travel activities compared to the second quarter of the previous year and stronger economies in Asia, the United States and Latin America throughout the first six months of fiscal 2006.  Higher advertising and promotional expenditures compared to the prior year helped increase sales.

Operating income increased by $3.6 million to $17.6 million for the three months ended July 31, 2005 compared to July 31, 2004.  Current year operating income reflects an increase in gross profit of $10.7 million compared to the prior year which was partially offset by selling, general and administrative (“SG&A”) expenses that were $8.2 million higher than in the prior year. Included in the $8.2 million is a $2.0 million increase in the second quarter as a result of starting up the joint venture in Japan, which commenced operations in January 2005.

Higher SG&A of $8.2 million was due to a $2.0 million increase in SG&A in the quarter from the start up Japanese joint venture, increased marketing and advertising expenses of $1.8 million, expenses related to implementation costs of a new ERP (enterprise resource planning) system of $1.8 million and a $1.2 million increase related to the exchange rate for European SG&A caused by the appreciation in the value of the euro compared to the U.S. dollar versus the prior year, offset by a decrease in stock and deferred compensation expense of $2.3 million compared to the prior year period.  The remaining $3.7 million of the increase is related to higher variable selling, consulting and pension expenses.

Net income for the three months ended July 31, 2005 was $2.1 million, compared to a net loss of $18.3 million in the prior year period.  The $20.4 million difference from the prior year was comprised of the following elements:

•                  increase in operating income from the prior year of $3.6 million;

•                  other expense decreased by $15.7 million, primarily due to the inclusion in the prior year period of $13.7 million of redemption premiums and the write-off of $4.1 million of deferred financing costs related to the refinancing of the Company’s 10 3/4% senior subordinated notes completed in June 2004;

•                  interest expense decreased by $1.6 million due to the effects of the June 2004 refinancing;

•                  an increase in interest income of $0.4 million; and

•                  increase in income tax expense of $0.9 million.

Results of Operations

The Company analyzes its net sales and operations by the following divisions: (i) “Europe” operations which include its European sales, manufacturing and distribution, wholesale and retail operations; (ii) “North America” operations which include U.S. Wholesale, U.S. Retail sales and Canada; (iii) “Latin America” operations which include operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia” operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Japan, Taiwan and Malaysia; and (v) Other Operations which include certain licensing activities and Corporate headquarter expenses.

Three Months Ended July 31, 2005 (“fiscal 2006” or “current year”) Compared to Three Months Ended July 31, 2004 (“fiscal 2005” or “prior year”)

Sales.  The following is a summary of the Company’s sales of luggage and travel related products by segment:

	Three months ended July 31,
	2005	2004
	(in millions)
Europe	$102.0	100.2
North America	91.7	87.8
Asia	29.4	23.4
Latin America	10.8	9.6
Other Operations	2.6	3.8

Total Revenue	$236.5	224.8

Consolidated net sales increased to $236.5 million in the second quarter of fiscal 2006 from $224.8 million in fiscal 2005, an increase of $11.7 million or approximately 5.2%.  Fiscal 2006 sales were favorably impacted by the favorable exchange rate caused by the appreciation in the value of the euro compared to the U.S. dollar versus the prior year.  Without the effect of the exchange rate difference, second quarter fiscal 2006 sales would have increased by $8.4 million or approximately 3.7% compared to the second quarter of the prior year.

Sales from Europe operations increased to $102.0 million in the second quarter of fiscal 2006 from $100.2 million in fiscal 2005, an increase of $1.8 million or 1.8%.  Expressed in the local European reporting currency (euros), second quarter fiscal 2006 sales decreased by 1.4%, or the U.S. constant dollar equivalent of $1.4 million, compared to fiscal 2005.  The sales decrease during the current quarter compared to the prior year is primarily due to weak economic conditions throughout Europe, especially in Italy, France, Germany and the U.K.  Sales of casual and outdoor bags increased while sales of hardside and softside luggage continued to decrease as a result of changes in purchasing trends.  Sales of Samsonite footwear and Lacoste brand products increased during the quarter compared to the prior year while Samsonite travel accessories and umbrellas decreased.

Sales from North America operations increased to $91.7 million in the second quarter of fiscal 2006 from $87.8 million in the second quarter of fiscal 2005, an increase of $3.9 million or 4.4%.  U.S. Wholesale sales for the second quarter increased by $4.3 million from the prior year to $56.0 million, U.S. Retail sales decreased by $0.2 million to $31.9 million, and sales in Canada decreased by $0.2 million from the prior year to $3.8 million.  U.S. Wholesale sales increased primarily due to higher sales in the department store and warehouse club channels, partially offset by lower sales in the office products superstores and exclusive label channels.  Same store retail sales for U.S. Retail increased by 1.6% in the second quarter of fiscal 2006 compared to fiscal 2005. The number of stores open at July 31, 2005 and 2004 was 183 and 188, respectively, a net decline of five stores.

Second quarter sales from Asia operations of $29.4 million were $6.0 million higher than the prior year sales, an increase of 25.6%.  The sales increase is primarily the result of strong economic conditions in the Asian market, especially in China, Taiwan and Korea, driving strong department store sales.  The Company’s start-up Japanese joint venture which commenced operations in January 2005, recorded its first direct market sale during the quarter, recognizing $0.3 million in net sales.

The increase in sales for Latin America over prior year second quarter by $1.2 million is primarily due to strong summer orders for luggage and backpacks from department stores.

The decrease in Other Operations in the second quarter of $1.2 million is primarily due to the sale of certain tradenames in the first quarter of fiscal 2006. The sale of these tradenames caused a decrease in revenues from licensing during the second quarter of fiscal 2006 compared to fiscal 2005.

Gross profit.  Consolidated gross margin increased to 48.6% in the second quarter of fiscal 2006 from 46.4% in fiscal 2005, reflecting gross margin increases in all segments.

Gross margins from Europe operations in the second quarter of fiscal 2006 were 47.7%, an increase of 2.4 percentage points.  Higher European gross margins are due primarily to sales price increases, a favorable product mix, favorable product costs due to the strengthening of the euro relative to the U.S. dollar and favorable costs on sourced products.

Gross margin percentage for North America increased to 43.6% in the second quarter of fiscal 2006, from 42.7% in the prior year period, an increase of 0.9 of a percentage point.  This increase is primarily due to an increase in U.S. Wholesale gross margin percentage to 33.6% in the current year second quarter from 32.2% in the prior year as a result of increased sales to traditional channels such as department stores.  In addition, U.S. Retail gross profit margins rose slightly to 60.4% in the second quarter of fiscal 2006 compared to 59.4% in fiscal 2005, due to increased mix of sales of core product lines with higher margins.

Gross margins for Asia in the second quarter of fiscal 2006 were 61.5%, an increase of 5.4 percentage points from the prior year, primarily as a result of higher prices.

Gross margins for Latin America in the second quarter of fiscal 2006 were 52.3%, an increase of 6.8 percentage points compared to fiscal 2005 primarily driven by favorable product costs due to stronger local currencies and selling a mix of products with higher margins.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A increased by $8.2 million from second quarter fiscal 2005 to second quarter fiscal 2006.  As a percent of sales, SG&A was 41.1% in the second quarter of fiscal 2006 and 39.6% in fiscal 2005.  SG&A increased $1.2 million due to the exchange rate difference caused by the stronger euro currency in fiscal 2006 compared to fiscal 2005.

SG&A for Europe increased by $0.5 million, of which $1.2 million relates to the exchange rate difference, offset primarily by a $0.5 million decrease due to advertising expense for European operations in the second quarter of fiscal 2006 over the prior year.

Combined SG&A for North America and the corporate headquarters increased by approximately $2.0 million in the second quarter of fiscal 2006 compared to fiscal 2005 due to ERP project expenses of $1.7 million that were not incurred in the prior year, increased costs for adding additional executives and increased consulting and pension expense for a total increase of $2.3 million, increased national advertising expense of $1.2 million versus the prior year, and other net income of $0.2 million. These increases were offset by a decrease in stock and deferred compensation expense of $2.3 million compared to the prior year and a reduction in restructuring charges from the prior year of $0.7 million.

The increase in SG&A for Asia of $5.1 million is due to a $2.0 million increase in SG&A as a result of the start-up Japanese joint venture, increased advertising and promotional expense of $1.1 million, and increased variable selling expenses associated with higher sales levels.

The increase in SG&A for Latin America of $0.8 million is due to costs incurred to consolidate and reorganize accounting and logistic functions, higher legal costs and the effect of favorable local currency exchange rates caused by the appreciation in the value of such local currencies compared to the U.S. dollar versus the prior year.

Provision for restructuring operations.  There were no restructuring charges during the second quarter of fiscal year 2006.  The provision for restructuring of $0.7 million during the second quarter of fiscal 2005 was the result of lease termination costs related to the closure of the Nogales, Mexico production facility.

Interest expense and amortization of debt issue costs.  Interest expense (net) and amortization of debt issue costs in the second quarter of fiscal 2006 was $7.8 million, which was $1.6 million lower than the prior year due to lower debt levels and lower interest rates on the subordinated notes as a result of the June 2004 refinancing.

Other Income (Expense)—Net.  Other expense of $4.2 million in the second quarter of fiscal 2006 included $2.8 million of costs related to due diligence for a potential acquisition that was not completed.  Other expense for the second quarter of fiscal 2005 was $19.9 million, which included $13.7 million of redemption premiums and the write-off of deferred financing costs of $4.1 million incurred in fiscal 2005 in connection with the refinancing of senior subordinated notes.

Income tax expense.  Income tax expense increased to $3.1 million in the second quarter of fiscal 2006, from $2.2 million in fiscal 2005.  The increase in income tax expense is due to higher income in those jurisdictions for which income taxes are accrued.  The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) U.S. tax on non-U.S. dividends and (ii) the effect of providing no tax benefit on U.S. net deferred tax assets.

Preferred stock dividends.  This item represents the accrual of cumulative dividends on the outstanding 8% convertible preferred stock.  Dividends have been accrued on the preferred stock since its issuance on July 31, 2003 and compound quarterly.  The increase in dividends in the second quarter of $0.3 million versus the prior year is due to the compounding effect of accruing the dividends.

Net income (loss) to common stockholders.  The net loss to common stockholders decreased to $1.6 million in the second quarter of fiscal 2006 from $21.7 million in the second quarter of fiscal 2005, and the net loss per common share declined to $0.01 in fiscal year 2006 from $0.10 per share in fiscal 2005. The weighted average number of shares of common stock outstanding for the quarter used to compute loss per share in fiscal years 2006 and 2005 was 226,600,411 and 224,705,324, respectively. The Company had 226,600,411 shares of common stock outstanding as of July 31, 2005.

Six Months Ended July 31, 2005 (“fiscal 2006” or “current year”) Compared to Six Months Ended July 31, 2004 (“fiscal 2005” or “prior year”)

Sales.  The following is a summary of the Company’s sales of luggage and travel related products by segment:

	Six months ended July 31,
	2005	2004
	(in millions)
Europe	$207.1	192.3
North America	173.8	160.9
Asia	59.0	46.3
Latin America	19.9	17.6
Other Operations	9.1	8.2

Total Revenue	$468.9	425.3

Consolidated net sales increased to $468.9 million in fiscal 2006 from $425.3 million in fiscal 2005, an increase of $43.6 million or approximately 10.3%.  Fiscal 2006 sales were favorably impacted by $9.2 million due to the increase in the value of the euro compared to the U.S. dollar.  Without the effect of the exchange rate difference, fiscal 2006 sales would have increased by $34.4 million or approximately 8.1% compared to the prior year.

Sales from Europe operations increased to $207.1 million in fiscal 2006 from $192.3 million in fiscal 2005, an increase of $14.8 million or 7.7%.  Expressed in the local European reporting currency (euros), fiscal 2006 sales increased by 2.9%, or the U.S. constant dollar equivalent of $5.6 million, compared to fiscal 2005.  While the European economies have not been strong, the Company’s sales have increased over the first six months of fiscal 2006 compared to the prior year as a result of increased advertising and successful sales of Lacoste brand products, Samsonite footwear sales, and casual and outdoor bags.

Sales from the North America operations increased to $173.8 million in fiscal 2006 from $160.9 million in fiscal 2005, an increase of $12.9 million or 8.0%.  U.S. Wholesale sales for the year increased by $11.9 million from the prior year to $106.4 million, U.S. Retail sales decreased by $0.6 million to $58.7 million, and sales in Canada increased by $1.6 million from the prior year to $8.7 million.  U.S. Wholesale sales increased primarily due to higher sales in the department store, mass merchant and warehouse club channels, partially offset by lower sales in the office products superstore and exclusive label channels.  Same store Retail sales increased by 2.0% in the first six months of fiscal 2006 compared to fiscal 2005. Sales increases have been fueled by strong North American economies, and increased advertising expenditures.

Fiscal 2006 sales from Asia operations of $59.0 million were $12.7 million higher than the prior year sales, an increase of 27.4%.  The sales increase is primarily a result of the recovery of economic conditions in the Asian market, especially in China, Taiwan and Korea.

Fiscal 2006 sales from Latin America operations of $19.9 million were $2.3 million higher than prior year, driven primarily by increased orders for luggage and backpacks in Mexico and a strong economic recovery in Argentina.

Gross profit.  Consolidated gross margin in the first six months of fiscal 2006 was 48.2%, compared to 46.0% in fiscal 2005.  Consolidated gross profit margins were positively affected by a $3.2 million net gain from the sale of certain apparel trademark rights, which accounted for 0.3 percentage point of the increase in gross profit margin compared to the prior year.

Gross margin from Europe operations was 47.2%, an increase of 2.9 percentage points from the prior year.  Higher Europe gross margin is due primarily to sales price increases, a favorable product mix, favorable product costs due to the strengthening of the euro relative to the U.S. dollar and favorable costs on sourced products.

Gross margin for North America was 42.6% in fiscal 2006 compared to 42.4% in fiscal 2005.  The improvement was primarily due to the increase in U.S. Wholesale operations gross margin percentage to 32.8% in the current year from 32.2% in the prior year, due to a sales mix of products in higher margin channels and continued improvement in Retail margins.

Gross margin for Latin America was 52.2% in the current year, compared to 45.5% in fiscal 2005, primarily due to stronger local currencies and selling a mix of products with higher margins.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A increased $16.8 million in fiscal 2006 from fiscal 2005.  As a percent of sales, SG&A was 39.7% in fiscal 2006 and 39.8% in fiscal 2005.  $3.1 million of the increase was due to the exchange rate difference caused by the stronger euro currency in fiscal 2006 compared to fiscal 2005.

SG&A for Europe increased by $3.6 million, of which $3.1 million relates to the exchange rate difference. The remaining $0.5 million increase is primarily due to advertising expense for Europe operations which increased by $0.8 million in the first six months of fiscal 2006 over the prior year.  The remaining decrease of $0.3 million compared to prior year is due to lower sales in the second quarter of fiscal 2006.

SG&A for North America, including corporate headquarters, increased by approximately $4.3 million in fiscal 2006 compared to fiscal 2005.  The primary reasons for the increase were $2.0 million of ERP project expenses, $1.6 million of pension expense, $1.9 million of advertising and promotional expenses and $0.3 million of increased expenses related primarily to Sarbanes-Oxley compliance.  The year to year comparison was favorably impacted by $1.5 million of restructuring expenses incurred in the prior year which did not reoccur this year.

The increase in SG&A for Asia of $7.9 million is due to $2.7 million of expenses from the start-up Japanese joint venture, $1.4 million due to higher advertising and promotional expense, and the remaining portion of the increase is due to higher variable selling expenses associated with higher sales volumes.

The increase in SG&A for Latin America of $1.3 million is due to costs incurred to consolidate and reorganize accounting and logistic functions, higher legal costs and the effect of favorable local currency exchange rates caused by the appreciation in the value of such local currencies compared to the U.S. dollar versus the prior year.

Provision for restructuring operations.  There were no restructuring charges during the first six months of fiscal 2006.  A provision for restructuring of $3.4 million during the first quarter of fiscal 2005 was the result of the closure of the Tres Cantos, Spain manufacturing plant and related severance costs.  Also, a provision for restructuring of $0.7 million during the first six months of fiscal 2005 was due to lease termination costs incurred in the second quarter of fiscal 2005 related to the closure of the Nogales, Mexico production facility.

Interest expense and amortization of debt issue costs.  Interest expense (net) and amortization of debt issue costs in the first six months of fiscal 2006 was $15.6 million, which was $3.6 million lower than the prior year due to lower debt levels and lower interest rates on the subordinated notes as a result of the June 2004 refinancing.

Other Income (Expense)—Net.  This item represents expense of $5.7 million in the first six months of the current year compared to expense of $18.3 million in the prior year, a net decrease of $12.6 million, primarily a result of $13.7 million of redemption premiums paid upon the refinancing of the 10 3/4% senior subordinated notes in the prior year.  The current year expense includes $2.8 million of due diligence charges associated with a potential acquisition that was not completed.

Income tax expense.  Income tax expense increased to $7.7 million in fiscal 2006 from $3.3 million in fiscal 2005.  The increase in income tax expense is due to higher income in those jurisdictions for which income taxes are accrued.  The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) U.S. tax on non-U.S. dividends and (ii) the effect of providing no tax benefit on U.S. net deferred tax assets.

Preferred stock dividends.  This item represents the accrual of cumulative dividends on the outstanding 8% convertible preferred stock.  Dividends have been accrued on the preferred stock since its issuance on July 31, 2003 and compound quarterly.  The increase in dividends of $0.6 million versus the prior year is due to the compounding effect of accruing the dividends.

Net income (loss) to common stockholders.  For the first six months of fiscal 2006 the Company had net income to common stockholders of $2.1 million, compared to a net loss to common stockholders of $28.8 million in fiscal 2005; basic net income per common share increased to $0.01 in fiscal year 2006 from a net loss per share of $0.13 per share in fiscal 2005. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal years 2006 and 2005 was 226,036,392 and 224,705,324, respectively. The weighted average number of shares of common stock outstanding used to compute the diluted income (loss) per share amounts in fiscal 2006 and 2005 was 242,331,197 and 224,705,324, respectively. The Company had 226,600,411 shares of common stock outstanding as of July 31, 2005.

Liquidity and Capital Resources

At July 31, 2005, the Company had consolidated cash of $94.7 million and working capital of $204.0 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.  When possible, the Company intends to use a portion of its available excess cash to repurchase or redeem its senior and senior subordinated notes in the market.

The Company’s primary sources of liquidity are its expected cash flows from operations and borrowing availability under its senior credit facility. During the six months ended July 31, 2005, the Company’s cash flow provided by operations was $38.5 million compared to cash flow used in operations of $13.1 million in fiscal 2005.  During the first six months of fiscal 2006, the Company’s cash flow from operations together with amounts available under its credit facilities was sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and 22.0 million euros for its European subsidiary. The borrowing base under the U.S. facility is generally calculated monthly as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for real estate or intangible assets and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At July 31, 2005, these borrowing base calculations resulted in $34.8 million available for borrowing in the U.S. and 22.0 million euros available for borrowing by the European subsidiary. At July 31, 2005, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $30.2 million. At July 31, 2005, no amounts were outstanding under the European portion of the facility. The Company made no cash draws on the senior credit facility during the six months ended July 31, 2005.

The Company’s long-term debt structure includes $205.0 million of 8 7/8% senior subordinated notes which are due in 2011 and €100 million of euro-denominated floating rate notes which are due in 2010.  The euro-denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly.  At July 31, 2005, the rate was 6.499%.

The Company’s results of operations and cash flows are particularly sensitive to any events which affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats or any other event which reduces or restricts travel. Any event, which would have the effect of depressing results of operations or cash flows, could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of July 31, 2005 are non-cancelable operating lease agreements, primarily for office space, retail floor space and warehouse space and have not changed significantly since January 31, 2005.  The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company may be required to make cash contributions into its U.S. pension plan in future periods depending on stock market and interest rate conditions. Based on current market and interest rate conditions and expected future returns on assets, the Company does not expect to be required to make a contribution to the plan in fiscal 2006. The Company prepared this estimate based on what it believes are reasonable assumptions related to expected future rates of return on pension assets and interest rates. Actual cash contributions required to be made to the U.S. pension plan could vary significantly from these estimates based on actual future returns on pension assets and future interest rates, both of which are highly unpredictable.

The Company’s principal foreign operations are located in Western Europe, the economies of which are currently not considered to be highly inflationary. From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. During the past several years, the Company’s most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations. €100 million denominated notes have been designated as a hedge of the Company’s net investment in its European operations. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and will be effective for public companies for annual periods beginning after June 15, 2005. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using a modified retrospective method. The Company plans to adopt

SFAS 123 (R) on February 1, 2006 and is currently evaluating the impact from this standard on the results of operations and financial position. Generally, the pro forma amounts deducted from income for stock-based compensation determined under the fair value method as shown in the table in Note 1 to the consolidated financial statements will be reflected in expense upon the adoption of the standard plus the fair value of any future grants.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of a voluntary change in accounting principles, unless it is impracticable. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

By their nature, all forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: events which negatively affect consumer confidence or travel levels; general economic and business conditions, including foreign currency fluctuations; changes in interest rates; reliance on third party manufacturers; changes in consumer demands and fashion trends; changes in methods of distribution and customer purchasing patterns; factors associated with the concentrated holding of our voting stock; factors associated with or exacerbated by our leveraged capital structure; and competition.

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

At July 31, 2005, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $75.7 million compared to approximately $133.0 million at January 31, 2005. Contracts outstanding at July 31, 2005 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in results of operations for the six months ended July 31, 2005 would be approximately $4.7 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2005.  The Company’s outstanding publicly traded 8 7/8% senior subordinated notes have a face amount of $205.0 million.  At January 31, 2005, the quoted market price of these notes was $107.625 per $100.00 of principal; at July 31, 2005, the quoted market price of these notes was $107.75 per $100.00 of principal.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on June 16, 2005, the Company’s stockholders approved the following:

1.               A proposal to elect the entire Board of Directors of the Company as follows:

	Number of Shares
	For	Withheld
Michael M. Lynton	553,323,973	5,138,787
Charles J. Philippin	558,402,518	60,241
Ferdinando Grimaldi Quartieri	558,416,410	46,349
Anthony P. Ressler	558,416,367	46,392
Lee Sienna	558,406,804	55,955
Donald L. Triggs	558,416,118	46,641
Johan Tack	558,402,345	60,414
Richard T. Warner	558,402,367	60,392
Reed N. Wilcox	558,416,151	46,608

2.               A proposal to approve the amendments to the 1999 stock option plan was approved (534,987,276 for, 5,235,822 against, 27,312 abstentions and 18,212,350 broker non votes).

Item 5. Other Information

None.

Item 6. Exhibits

(a)            See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSONITE CORPORATION
(Registrant)

	By:	/s/ RICHARD H. WILEY
Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer and Secretary

Date: September 14, 2005

INDEX TO EXHIBITS

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
3.2	Certificate of Ownership and Merger dated July 14, 1995 (Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 33-95642).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation. (Incorporated by reference from the Company’s Proxy Statement filed June 30, 2003.)
3.4

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of 2003 Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

3.5	By-Laws of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
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

10.1	Amendment No.1 to Chief Executive Officer Stockholders Agreement dated March 17, 2005.
10.2

Transfer Agreement for the Shares in Artois Plasturgie Resulting in the Take-Over of the HJnin-Beaumont Site dated July 29, 2005 between Samsonite SAS, Samsonite Europe NV, Artois Plasturgie SAS and HB Group SA.

10.2.1	Partial Asset Contribution Agreement dated July 28, 2005 between Samsonite SAS and Artois Plasturgie SAS.
10.2.2	Form of Financial Aid Agreement between Samsonite SAS, Samsonite Europe NV, Artois Plasturgie SAS and HB Group SA executed August 31, 2005.
10.2.3	Products Manufacturing Agreement dated August 31, 2005 between Samsonite SAS, Samsonite Europe NV, Artois Plasturgie SAS and HB Group SA.
10.2.4	No-Name Products Manufacturing Agreement dated August 31, 2005 between Samsonite SAS, Samsonite Europe NV, Artois Plasturgie SAS and HB Group SA.
10.2.5	Indemnity Agreement dated August 31, 2005 between Samsonite SAS, Samsonite Europe NV, Artois Plasturgie SAS and HB Group SA.
10.2.6	Pledge Agreement Over Stock dated August 31, 2005 between Samsonite SAS, Samsonite Europe NV and Artois Plasturgie SAS.
10.2.7	Support Agreement dated August 31, 2005 between Samsonite SAS, Samsonite Europe NV, Artois Plasturgie SAS and HB Group SA.
10.2.8	Form of Letter Agreement between Samsonite SAS, Samsonite Europe NV, Artois Plasturgie SAS and HB Group SA executed August 31, 2005.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.