Form 10-Q
period 2005-10-31
SAMSONITE CORP/FL
filed 2005-12-15
CIK 914478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 227,159,626 shares of common stock, par value $0.01 per share, as of December 9, 2005.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

Unaudited Consolidated Balance Sheets as of October 31, 2005 and January 31, 2005

Unaudited Consolidated Statements of Operations for the three months ended October 31, 2005 and 2004

Unaudited Consolidated Statements of Operations for the nine months ended October 31, 2005 and 2004

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the nine months ended October 31, 2005

Unaudited Consolidated Statements of Cash Flows for the nine months ended October 31, 2005 and 2004

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

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2005 and January 31, 2005

(Dollars in thousands)

	October 31, 2005	January 31, 2005

Assets
Current assets:
Cash and cash equivalents	$86,893	56,378
Trade receivables, net of allowances for doubtful accounts of $8,941 and $8,476	124,171	112,698
Other receivables	1,435	2,441
Inventories (Note 3)	125,444	136,143
Deferred income tax assets	11,575	12,692
Assets held for sale (Note 4)	1,515	16,261
Prepaid expenses and other current assets	28,805	24,538

Total current assets	379,838	361,151

Property, plant and equipment, net (Note 5)	86,594	98,810
Intangible assets, less accumulated amortization of $38,207 and $37,955 (Note 6)	92,377	90,816
Other assets and long—term receivables, net of allowances for doubtful accounts of $0 and $66	12,678	14,958

	$571,487	565,735

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of October 31, 2005 and January 31, 2005

(Dollars in thousands)

	October 31, 2005	January 31, 2005

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 7)	$10,269	15,505
Current installments of long-term obligations (Note 7)	1,066	1,792
Accounts payable	94,374	73,119
Accrued interest expense	7,969	4,614
Accrued compensation and employee benefits	25,563	25,695
Other accrued expenses	58,776	49,022
Total current liabilities	198,017	169,747
Long-term obligations, less current installments (Note 7)	297,198	337,049
Deferred income tax liabilities	20,881	21,416
Other non-current liabilities	78,967	72,731
Total liabilities	595,063	600,943
Minority interests in consolidated subsidiaries	15,360	13,931
Stockholders’ equity (deficit) (Note 9):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,082 and 159,932 convertible shares issued and outstanding at October 31, 2005 and January 31, 2005, respectively)	189,991	180,127
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 237,659,626 and 235,334,708 shares issued at October 31 and January 31, 2005, respectively, and 227,159,626 and 224,834,708 shares outstanding at October 31, 2005 and January 31, 2005, respectively)	2,377	2,353
Additional paid-in capital	774,145	769,695
Accumulated deficit	(535,388)	(530,707)
Accumulated other comprehensive loss	(50,061)	(50,607)
	381,064	370,861
Treasury stock, at cost (10,500,000 shares)	(420,000)	(420,000)

Total stockholders’ deficit	(38,936)	(49,139)

Commitments and contingencies (Notes 7, 9, 10 and 12)	$571,487	565,735

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended October 31, 2005 and 2004

(In thousands, except per share amounts)

	Three Months Ended October 31,
	2005	2004
Net sales	$248,686	234,128
Cost of goods sold	128,072	126,488
Gross profit	120,614	107,640
Selling, general and administrative expenses	97,996	85,074
Amortization of intangible assets	275	588
Asset impairment charge (Note 2)	5,450	—
Provision for restructuring operations (Note 2)	9,974	—
Operating income	6,919	21,978
Other income (expense):
Interest income	593	95
Interest expense and amortization of debt issue costs and premium	(7,530)	(8,042)
Other income (expense)—net (Note 8)	(2,330)	(2,618)
Income (loss) before income taxes and minority interests	(2,348)	11,413
Income tax benefit (expense)	170	(4,276)
Minority interests in earnings of subsidiaries	(1,072)	(967)
Net income (loss)	(3,250)	6,170
Preferred stock dividends	(3,572)	(3,463)
Net income (loss) to common stockholders	$(6,822)	2,707
Earnings (loss) per share—basic:
Weighted average common shares outstanding	227,099	224,809
Net income (loss) to common stockholders	$(0.03)	0.01
Earnings (loss) per share—diluted:
Weighted average common shares outstanding	227,099	229,164
Net income (loss) to common stockholders	$(0.03)	0.01

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the nine months ended October 31, 2005 and 2004

(In thousands, except per share amounts)

	Nine Months Ended October 31,
	2005	2004
Net sales	$717,584	659,390
Cost of goods sold	370,426	355,878
Gross profit	347,158	303,512
Selling, general and administrative expenses	284,044	254,233
Amortization of intangible assets	571	1,767
Asset impairment charge (Note 2)	5,450	671
Provision for restructuring operations (Note 2)	9,974	4,074
Operating income	47,119	42,767
Other income (expense):
Interest income	1,439	325
Interest expense and amortization of debt issue costs and premium	(23,142)	(27,210)
Other income (expense)—net (Note 8)	(8,280)	(21,291)
Income (loss) before income taxes and minority interests	17,136	(5,409)
Income tax expense	(7,571)	(7,567)
Minority interests in earnings of subsidiaries	(3,405)	(2,922)
Net income (loss)	6,160	(15,898)
Preferred stock dividends	(10,841)	(10,151)
Net loss to common stockholders	$(4,681)	(26,049)
Earnings (loss) per share—basic:
Weighted average common shares outstanding	226,394	224,740
Net loss to common stockholders	$(0.02)	(0.12)
Earnings (loss) per share—diluted:
Weighted average common shares outstanding	226,394	224,740
Net loss to common stockholders	$(0.02)	(0.12)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

and Comprehensive Income (Loss) for the nine months ended October 31, 2005

(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Treasury Stock
Balance, February 1, 2005	$180,127	2,353	769,695	(530,707)	(50,607)	—	(420,000)
Net income	—	—	—	6,160	—	6,160	—
Unrealized gain on cash flow hedges (net of income tax effect of $228)	—	—	—	—	603	603	—
Reclassification of net losses on cash flow hedges to net income (net of income tax effect of $1,429)	—	—	—	—	2,591	2,591	—
Foreign currency translation adjustment	—	—	—	—	(2,648)	(2,648)	—
Comprehensive income (loss)	—	—	—	—	—	6,706	—
Compensation expense for employees’ stock options	—	—	3,497	—	—		—
Conversion of 850 shares of preferred stock to 2,324,918 shares of common stock	(977)	24	953	—	—		—
Preferred stock dividends	10,841	—	—	(10,841)	—		—
Balance, October 31, 2005	$189,991	2,377	774,145	(535,388)	(50,061)		(420,000)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the nine months ended October 31, 2005 and 2004

(Dollars in thousands)

	Nine Months Ended October 31,
	2005	2004
Cash flows provided by (used in) operating activities:
Net income (loss)	$6,160	(15,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (gain) on disposition of fixed assets, net	(42)	(743)
Depreciation and amortization of property, plant and equipment	13,040	14,066
Pension and other post-retirement benefit plan expenses, net	4,918	2,416
Amortization of intangible assets	571	1,767
Amortization of debt issue costs and premium	1,870	1,813
Provision for doubtful accounts	1,599	1,918
Provision for restructuring operations	9,974	4,074
Asset impairment charge	5,450	671
Write-off of deferred financing costs	560	4,058
Stock compensation expense	4,603	2,738
Changes in operating assets and liabilities:
Trade and other receivables	(18,464)	(25,137)
Inventories	4,547	(9,850)
Prepaid expenses and other current assets	(5,255)	(555)
Accounts payable and accrued liabilities	34,958	27,104
Other, net	(175)	(615)
Net cash provided by operating activities	$64,314	7,827

See accompanying notes to consolidated financial statements

	Nine Months Ended October 31,
	2005	2004
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	$(15,792)	(8,232)
Proceeds from sale of assets held for sale and property and equipment	13,494	3,281
Other, net	(191)	(378)
Net cash used in investing activities	(2,489)	(5,329)
Cash flows provided by (used in) financing activities:
Net change in short-term obligations	(5,075)	960
Net borrowings (payments) on long-term obligations	(29,290)	(457)
Issuance of floating rate senior notes and 8 7/8% senior subordinated notes	—	325,810
Repurchase of 10 3/4% and 11 1/8% notes	—	(323,393)
Issuance costs of floating rate senior notes and 8 7/8% senior subordinated notes	—	(8,007)
Other, net	2,464	803
Net cash used in financing activities	(31,901)	(4,284)
Effect of exchange rate changes on cash and cash equivalents	591	(803)
Net increase (decrease) in cash and cash equivalents	30,515	(2,589)
Cash and cash equivalents, beginning of period	56,378	29,524
Cash and cash equivalents, end of period	$86,893	26,935
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,808	21,036
Cash paid during the period for income taxes	$10,080	5,051

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

B.            Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X.  The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair presentation of the financial position as of October 31, 2005 and results of operations for the three and nine month periods ended October 31, 2005 and 2004.  These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

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

D.            Per Share Data

The Company computes both “basic” and “diluted” earnings per share information for inclusion in the consolidated financial statements.  Basic earnings per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding.  For periods that have income available to common stockholders, diluted earnings per share is calculated by dividing net income before preferred stock dividends by the weighted average number of common shares outstanding increased for the potentially dilutive effect of common shares issuable for stock options, warrants and convertible preferred stock.

Basic net loss per common share for the three months ended October 31, 2005 of $0.03 and basic net income per common share for the three months ended October 31, 2004 of $0.01 per share, is computed based on a weighted average number of shares of common stock outstanding during the period of 227,098,842 and 224,809,394, respectively.  Because of the net loss for the three months ended October 31, 2005, the potentially dilutive effect of approximately 16.3 million outstanding common stock purchase warrants, outstanding stock options to purchase 70.6 million shares of common stock, 1.7 million shares of common stock for deferred compensation arrangements, and approximately 453 million shares issuable for the convertible preferred stock is not included because the effect would be antidilutive.

Basic net loss per common share for the nine months ended October 31, 2005 of $0.02 and basic net loss per common share for the nine months ended October 31, 2004 of $0.12 per share, is computed based on a weighted average number of shares of common stock outstanding during the period of 226,394,433 and 224,740,014, respectively.  Because of the net loss for the nine months ended October 31, 2005, the potentially dilutive effect of approximately 16.3 million outstanding common stock purchase warrants, outstanding stock options to purchase 70.6 million shares of common stock, 1.7 million shares of common stock for deferred compensation arrangements, and approximately 453 million shares issuable for the convertible preferred stock is not included because the effect would be antidilutive.  See also Note 1G.

E.             Royalty Revenues

The Company licenses its brand names to certain unrelated third parties.  Net sales include royalties earned of $3,392 and $4,149 for the three months ended October 31, 2005 and 2004, respectively, and $12,752 and $12,549 for the nine months ended October 31, 2005 and 2004, respectively.  Royalties earned during the nine months ended October 31, 2005 include $3,223 from the sale of certain apparel trademark rights.

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

Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur.  Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged.  At October 31, 2005, cash flow hedges for forecasted foreign currency transactions extend until June 2006.  The estimated amount of net gains from hedges for forecasted foreign currency transactions expected to be reclassified into earnings within the next twelve months is $979.  The amount ultimately reclassified into earnings will be dependent on the effect of changes in currency exchange rates as derivative agreements mature.

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

The following table illustrates the pro forma effect of expensing stock options under the fair value method required by SFAS 123.

	Three Months Ended October 31,		Nine months Ended October 31,
	2005	2004	2005	2004

Net income (loss) to common stockholders, as reported	$(6,822)	2,707	(4,681)	(26,049)
Add (subtract) stock based compensation expense (credit) included in reported net income (loss)	1,093	(1,393)	4,603	2,738
Deduct stock based compensation expense determined under fair value method	(1,438)	1,482	(6,149)	(2,650)
Pro forma net income (loss) to common stockholders	$(7,167)	2,796	(6,227)	(25,961)
Net income (loss) to common stockholders per share:
Basic – as reported	$(0.03)	0.01	(0.02)	(0.12)
Basic – pro forma	$(0.03)	0.01	(0.03)	(0.12)
Diluted – as reported	$(0.03)	0.01	(0.02)	(0.12)
Diluted – pro forma	$(0.03)	0.01	(0.03)	(0.12)

For stock options granted during the nine months ended October 31, 2005, the fair value was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility of 52.16%; risk-free interest rates of 3.75% to 4.28%; expected life of 4.5 years; and an average forfeiture rate of .75%.

H.            Reclassifications

Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 31, 2005 presentation.  Such reclassifications include the reclassification of gains or losses from foreign currency transactions related to transactions made in the ordinary course of business to cost of sales and selling, general and administrative expenses for all periods presented for all segments.  This reclassification increased previously reported amounts for consolidated cost of sales for the three months ending October 31, 2004 by $68 and decreased selling, general and administrative costs by $22 and other expense by $46.  This reclassification decreased previously reported amounts for cost of sales and selling, general and administrative costs for the nine months ending October 31, 2004 by $321 and $19, respectively and increased other expense by $340.

2.                                      Asset Impairment and Provision for Restructuring Operations

Restructuring charges totaling $9,974 and an asset impairment charge of $5,450 were recorded during the third quarter of fiscal year 2006 in the European segment.  The Company also incurred $1,171 of restructuring related expenses that are included in cost of sales.  The restructuring and impairment charges relate to continuing rationalization of the Company’s European manufacturing facilities including the Henin-Beaumont, France hardside manufacturing facility, the Torhout, Belgium facility and the Tres Cantos, Spain facility.

On August 31, 2005, the Henin-Beaumont, France facility (the “H-B site”) was sold.  In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 18 to 24 months following the sale.  The Company made cash payments to the purchaser of $9,923 and has an additional payment obligation of $1,443 in 24 months, all of which relates to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 206 employees at the H-B site.  A restructuring charge of $8,556 was recorded related to these payments which represents the amount of the cash payment obligations less amounts previously accrued for pension and other benefit liabilities for the H-B site employees.  The Company estimates that the sale of the plant will result in the elimination of annual fixed manufacturing overhead of approximately $5,200 which includes $1,400 of depreciation expense.  The Company also incurred legal and consulting costs of approximately $1,171 related to the sale of the H-B site that are included in cost of sales for the three months ended October 31, 2005.  An asset impairment charge of $5,450 was also recorded upon the decision in the third quarter of fiscal 2006 to sell the H-B site for the write off of the net book value of the H-B site property, plant and equipment sold to the purchaser.

Also, during the third quarter of fiscal 2006, the Company relocated its softside development center from Torhout, Belgium to its Oudenaarde, Belgium facility and eliminated the remaining positions at its Tres Cantos, Spain manufacturing facility.  Each facility had been significantly downsized and restructured over the past several years.  A restructuring charge of $1,418 was recorded related to severance obligations for 18 employees terminated as a result of these actions, and expects annual savings of manufacturing overhead of approximately $500.

No restructuring charges were recorded during the first and second quarters of fiscal 2006.  During the third quarter of fiscal 2005, the Company recorded a restructuring provision of $684 related to the closure of the Nogales, Mexico production facility in July 2004.  During the first quarter of fiscal 2005, the Company recorded a restructuring provision of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and recorded severance costs associated with approximately 40 positions that were eliminated.  An asset impairment provision of $671 was also recorded related to an abandoned project to convert an idle U.S. factory to a warehouse during the first quarter of fiscal 2005.  In addition, expense of $1,600 was incurred in the first and second quarters of fiscal 2005 related to restructurings in Europe and the United States.  Also, $1,399 of expense was recognized in the first quarter of the prior year related to severance for the former CEO.

The following is a summary of restructuring accruals by segment for the nine months ended October 31, 2005:

	Balance at January 31, 2005	Additions	Payments	Exchange Rate And Other	Balance at October 31, 2005
North America	$872	—	(551)	—	321
Europe	88	9,974	(8,186)	(90)	1,786
Latin America	660	—	(523)	21	158
	$1,620	9,974	(9,260)	(69)	2,265

3.             Inventories

Inventories consisted of the following:

	October 31, 2005	January 31, 2005

Raw Materials	$9,913	14,495
Work in Process	2,566	3,717
Finished Goods	112,965	117,931

	$125,444	136,143

4.             Assets Held for Sale

Assets held for sale consisted of the following:

	October 31, 2005	January 31, 2005

Denver, Colorado campus (a)	$—	11,484
Intangible assets related to apparel tradenames (b)	—	4,777
Stratford, Canada (c)	1,515	—

	$1,515	16,261

(a)           For several years, the Denver, Colorado campus facility was underutilized due to the closing of the factory and the relocation of certain functions to Massachusetts.  As a result, the campus was sold on March 15, 2005 for $14,165.  Certain of the buildings were leased back for a two-year period with options to lease back for two additional one-year periods.  A gain of $2,681 on the sale of the campus was deferred and is being amortized to rent expense over the two year leaseback period.

(b)           Subsequent to January 31, 2005 the Company sold certain tradenames having a net book value of $2,777.  The Company has determined not to sell certain of its non-luggage apparel tradenames having a net book value of $2,000 that were previously classified as held for sale at January 31, 2005.

(c)           During the third quarter ending October 31, 2005 the Company decided to sell its facility in Stratford, Canada and leaseback part of the facility.  The transaction is expected to be completed in the first quarter of fiscal 2007 and the sales price is expected to exceed the carrying value of the facility.

5.             Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2005	January 31, 2005

Land	$5,774	6,859
Buildings	55,170	69,667
Machinery, equipment and other	118,837	143,066
Computer software	17,452	13,236
	197,233	232,828
Less accumulated amortization and depreciation	(110,639)	(134,018)
	$86,594	98,810

6.             Intangible Assets

Intangible assets at October 31, 2005 and January 31, 2005 consisted of the following:

	October 31, 2005			January 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$9,762	(7,905)	1,857	7,762	(7,762)	—
Patents, trademarks and other	2,949	(2,930)	19	2,949	(2,751)	198
Leasehold rights	2,283	(1,482)	801	2,308	(1,393)	915
Unamortized prior service cost	1,873	—	1,873	1,873	—	1,873

	16,867	(12,317)	4,550	14,892	(11,906)	2,986
Intangibles not subject to amortization
Tradenames	106,998	(22,854)	84,144	106,998	(22,855)	84,143
Goodwill	6,719	(3,036)	3,683	6,881	(3,194)	3,687

	113,717	(25,890)	87,827	113,879	(26,049)	87,830

Total	$130,584	(38,207)	92,377	128,771	(37,955)	90,816

There were no significant acquisitions of intangible assets for the nine months ended October 31, 2005.  The Company reclassified trademarks having a net book value of $2,000 to intangibles subject to amortization from assets held for sale at January 31, 2005 because the Company determined not to sell the trademarks.  During the nine months ended October 31, 2004, the Company acquired intangibles from the purchase of the remaining minority interest in its Singapore subsidiary of $378; there were no other significant acquisitions of intangible assets.  Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, affects the reported gross and net book value of the Company’s intangible assets.  Amortization expense (not including impairment provisions) for intangible assets for the nine months ended October 31, 2005 and 2004 was $571 and $1,767, respectively, and for the three months ended October 31, 2005 and 2004 was $275 and $588, respectively.  Future amortization expense for the net carrying amount of intangible assets at October 31, 2005 is estimated to be $229 for the remainder of fiscal 2006, $751 in fiscal 2007, $670 in fiscal 2008, $653 in fiscal 2009, $57 in fiscal 2010 and $317 beyond fiscal 2010.

7.                                      Debt

At October 31, 2005 and January 31, 2005 debt consisted of the following:

	October 31, 2005	January 31, 2005
Floating rate senior notes (a)	$119,850	130,350
8 7/8% senior subordinated notes (a)	176,925	205,000
Other obligations (b)	11,712	18,278
Capital lease obligations	46	718
	308,533	354,346
Less short-term debt and current installments	(11,335)	(17,297)
	$297,198	337,049

(a)           The floating rate senior notes have a principal amount of €100.0 million and are due June 1, 2010. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%. At October 31, 2005, the interest rate on the floating senior rate notes was 6.509%.  The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest. Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest.  The floating rate notes are unsecured and rank equally with all existing and future senior debt.

The 8 7/8% senior subordinated notes are due June 1, 2011.  Interest is payable semi-annually on June 1 and December 1 of each year.  The 8 7/8% notes are redeemable on or after June 1, 2008 at redemption prices ranging from 104.438% to 100.0% of the principal amount depending on the redemption date, plus accrued interest.  Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest.  The 8 7/8% notes are unsecured and rank subordinate to existing and future senior debt, including indebtedness under the senior credit facility, and rank equally with existing and future senior subordinated debt.  During the three months ended October 31, 2005 the Company repurchased and retired $28,075 of the 8 7/8% senior subordinated notes.  In connection with the retirement of the notes, the Company paid premiums of $1,958 and charged to expense $560 of deferred financing costs.

The indentures under which the floating rate senior notes and the 8 7/8% senior subordinated notes are issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.

(b)           Other obligations consist primarily of various notes payable to banks by foreign subsidiaries.  The obligations bear interest at varying rates and mature through 2006.

8.             Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004

Net gain (loss) from foreign currency forward delivery contracts	$683	(1,280)	1,169	(78)
Gain (loss) on disposition of fixed assets, net	174	40	42	743
Foreign currency transaction gains (losses) (a)	587	240	(559)	(83)
Pension expense (b)	(703)	(695)	(2,110)	(2,085)
Redemption premium and expenses on retirement of senior subordinated notes	(2,518)	—	(2,518)	(17,758)
Due diligence costs for uncompleted potential acquisition	(52)	—	(2,821)	—
Other, net	(501)	(923)	(1,483)	(2,030)

	$(2,330)	(2,618)	(8,280)	(21,291)

(a)           Foreign currency transaction gains (losses) include gains or losses on intercompany advances.  Foreign currency gains (losses) incurred on operational transactions are recorded in cost of sales or general and administrative expense.

(b)           Pension expense included in other income (expense) - net relates to the actuarially determined pension expense associated with the pension plans of two companies unrelated to the Company’s operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation.  The plans were part of a controlled group of corporations of which the Company was a part prior to 1993.

9.                                      Employee Stock Options

The Company has reserved 95,000,000 shares for the granting of options under the Amended and Restated Samsonite Corporation FY 1999 Stock Option and Incentive Award Plan.  In addition, 2,550,000 shares are reserved for options under the 1995 Stock Option and Award Plan, but pursuant to its terms no further options may be granted under such plan.  See Note 11 to the consolidated financial statements included in the January 31, 2005 Form 10-K for a description of such plans.

At October 31, 2005, the Company had outstanding options to purchase 70,560,758 shares of common stock at exercise prices ranging from $0.525 to $10.00 per share, and options for 10,789,508 shares were exercisable at October 31, 2005 at a weighted average exercise price of $1.07 per share.  There were no options exercised during the nine months ended October 31, 2005.

The Company has unrecognized fixed compensation expense related to stock options of $3,547 at October 31, 2005 which is being recognized over the terms of the awards.  The Company also has deferred compensation awards payable in cash or common stock for up to $2,801 for which compensation expense is being recognized on a variable basis over the terms of the award subject to the maximum value of the awards.  Compensation expense related to stock options and deferred compensation awards of $4,603 and $2,738 was recognized for the nine months ended October 31, 2005 and 2004, respectively, and expense of $1,093 and a benefit of $1,394 for the three months ended October 31, 2005 and 2004, respectively.

10.          Pension and Other Employee Benefits

The components of net periodic benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended October 31,
	2005	2004	2005	2004
Service cost	$420	368	127	83
Interest cost	3,056	3,034	208	226
Expected return on plan assets	(3,325)	(3,501)	—	—
Amortization of prior service cost	61	61	(68)	(67)
Amortization of the net (gain) loss	1,207	634	(65)	(75)
Net periodic benefit cost	$1,419	596	202	167

	Pension Benefits		Other Postretirement Benefits
	Nine months Ended October 31,
	2005	2004	2005	2004
Service cost	$1,261	1,103	333	242
Interest cost	9,168	9,103	633	660
Expected return on plan assets	(9,977)	(10,502)	—	—
Amortization of prior service cost	184	184	(202)	(202)
Amortization of the net (gain) loss	3,621	1,903	(203)	(218)
Net periodic benefit cost	$4,257	1,791	561	482

The Company is contributing approximately $1,000 to its unfunded U.S. post-retirement benefit plans in fiscal 2006.

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

Segment information for the nine and three months ended October 31, 2005 and 2004 is as follows:

Nine months ended October 31,	Europe	North America	Latin America	Asia	Other Operations	Eliminations	Totals
2005
Revenues from external customers	$314,379	267,038	30,347	93,422	12,398	—	717,584
Intersegment revenues	$2,133	19,786	—	10,343	—	(32,262)	—
Restructuring charges and expenses and asset impairment charges	$16,595	—	—	—	—	—	16,595
Operating income (loss)(a)	$24,415	19,501	3,973	14,282	(15,088)	36	47,119
Total assets	$240,848	108,543	33,117	63,047	285, 262	(159,330)	571,487
2004
Revenues from external customers	$296,112	252,861	26,879	71,522	12,016	—	659,390
Intersegment revenues	$1,911	22,329	—	6,270	—	(30,510)	—
Restructuring charges and expenses and asset impairment charges	$3,828	2,569	—	—	1,399	(32)	7,764
Operating income (loss)(a)	$26,576	10,898	2,526	11,916	(9,477)	328	42,767
Total assets	$234,699	120,872	30,036	44,501	248,705	(155,316)	523,497

Three months ended October 31,	Europe	North America	Latin America	Asia	Other Operations	Eliminations	Totals
2005
Revenues from external customers	$107,308	93,241	10,420	34,415	3,302	—	248,686
Intersegment revenues	$771	6,528	—	4,684	—	(11,983)	—
Restructuring charges and expenses and asset impairment charges	$16,595	—	—	—	—	—	16,595
Operating income (loss)(a)	$(2,067)	7,763	1,112	5,400	(5,324)	35	6,919
Total assets	$240,848	108,543	33,117	63,047	285,262	(159,330)	571,487
2004
Revenues from external customers	$103,792	91,940	9,318	25,171	3,907	—	234,128
Intersegment revenues	$504	8,003	—	2,464	—	(10,971)	—
Restructuring charges and expenses and asset impairment charges	$10	530	—	—	—	—	540
Operating income (loss)(a)	$12,341	5,877	790	4,185	(1,364)	149	21,978
Total assets	$234,699	120,872	30,036	44,501	248,705	(155,316)	523,497

(a)                                  Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interests.  General corporate expenses and amortization of intangibles are included in other operations segment.

(b)                                Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 31, 2005 presentation.  Such reclassifications include the reclassification of gains or losses from foreign currency transactions related to transactions made in the ordinary course of business to cost of sales and selling, general and administrative expenses for all periods presented for all segments.  This reclassification increased previously reported amounts for consolidated cost of sales for the three months ending October 31, 2004 by $68 and decreased selling, general and administrative costs by $22 and other expense by $46.  This reclassification decreased previously reported amounts for cost of sales and selling, general and administrative costs for the nine months ending October 31, 2004 by $321 and $19, respectively and increased other expense by $340.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended October 31, 2005 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005 for significant events occurring during the three and nine months ended October 31, 2005.  The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.

The Company’s operations consist primarily of the design, manufacture and distribution of luggage, casual bags, business cases and travel related products throughout the world.  We sell our products under a number of brand names, including Samsonite®, American Tourister®, Lacoste®, and Trunk & Co.®.  The Company also licenses its brand names and is involved with the design and sale of apparel and shoes.

The Company’s consolidated revenues for the three months ended October 31, 2005 increased to $248.7 million from $234.1 million in the third quarter of the prior year, an increase of $14.6 million, or 6.2%.  The increase in sales is due to improved worldwide travel activities compared to the third quarter of the previous year and stronger economies in Asia, the United States and Latin America.  In addition, to stimulate sales growth the Company increased its global advertising and promotional expenditures to $19.5 million for the quarter from $15.5 million in the prior year.

Operating income declined by $15.1 million to $6.9 million for the three months ended October 31, 2005 compared to October 31, 2004, primarily due to restructuring provisions and expenses totaling $11.1 million and an asset impairment charge of $5.5 million.  These charges primarily relate to the disposal of the Company’s hardside manufacturing plant in Henin-Beaumont, France during the quarter.  Third quarter operating income was negatively impacted by a $1.9 million operating loss at the Company’s start-up joint venture in Japan, which commenced operations in January 2005.

Third quarter SG&A (selling, general and administrative expenses) is higher than the prior year by $12.9 million, an increase of 15.2%.  This increase is due to increased advertising and promotion expenses of $4.0 million, an increase in stock and deferred compensation expense of $2.5 million, a $2.8 million increase as a result of the Japanese joint venture and expenses related to implementation costs of a new ERP (enterprise resource planning) system of $1.7 million.  The remaining $1.9 million relates primarily to higher variable selling, compensation and pension expenses.

The net loss for the three months ended October 31, 2005 was $3.3 million, compared to net income of $6.2 million in the prior year period.  The $9.5 million decline in net income from the prior year was comprised of the following elements:

•                                          decrease in operating income from the prior year of $15.1 million primarily due to $16.6 million  of impairment and restructuring charges;

•                                          decrease in income tax expense of $4.4 million;

•                                          decrease in interest expense of $0.5 million due to the effects of the June 2004 refinancing and the repurchase of $28.1 million of the Company’s 8 7/8% senior subordinated notes during the quarter;

•                                          decrease in other expense by $0.3 million;

•                                          increase in interest income of $0.5 million; and

•                                          an increase in minority interests of $0.1 million.

Results of Operations

The Company analyzes its net sales and operations by the following divisions: (i) ”Europe” operations which include its European sales, manufacturing and distribution, wholesale and retail operations; (ii) ”North America” operations which include U.S. Wholesale, U.S. Retail sales and Canada; (iii) ”Latin America” operations which include operations in Mexico, Brazil, Argentina and Uruguay; (iv) ”Asia” operations which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Japan, Taiwan and Malaysia; and (v) Other Operations which include certain licensing activities and Corporate headquarter expenses.

Three Months Ended October 31, 2005 (“fiscal 2006” or “current year”) Compared to Three Months Ended October 31, 2004 (“fiscal 2005” or “prior year”)

Sales.  The following is a summary of the Company’s sales by segment:

	Three months ended October 31,
	2005	2004
	(in millions)
Europe	$107.3	103.8
North America	93.2	91.9
Asia	34.4	25.2
Latin America	10.4	9.3
Other Operations	3.4	3.9

Total Revenue	$248.7	234.1

Consolidated net sales increased to $248.7 million in the third quarter of fiscal 2006 from $234.1 million in fiscal 2005, an increase of $14.6 million or approximately 6.2%.  Fiscal 2006 third quarter sales were not significantly impacted by fluctuations in the exchange rate between the euro and the U.S. dollar as the average exchange rate was relatively unchanged.

Sales from Europe operations increased to $107.3 million in the third quarter of fiscal 2006 from $103.8 million in fiscal 2005, an increase of $3.5 million or 3.4%.  Sales of casual and outdoor bags increased $3.5 million primarily as a result of increased Lacoste sales.    Sales of travel related products declined by $0.2 million during the quarter compared to the prior year period and increases in other channels were $0.2 million.  The Company believes continued weak economic conditions throughout Europe, especially in Italy, France, Germany and the U.K, are having a negative impact on sales

Sales from North America operations increased to $93.2 million in the third quarter of fiscal 2006 from $91.9 million in the third quarter of fiscal 2005, an increase of $1.3 million or 1.4%.  U.S. Wholesale sales for the third quarter increased by $2.2 million from the prior year to $59.8 million, U.S. Retail sales decreased by $1.1 million to $28.6 million, and sales in Canada increased by $0.2 million from the prior year to $4.8 million.  U.S. Wholesale sales increased primarily due to higher sales in the department store channel which increased by $2.2 million, the mass merchant channel which increased by $1.8 million and the exclusive label channel which increased by $2.4 million; these increases were partially offset by lower sales in the office products superstore channel which decreased by $2.1 million, in the warehouse club channel which decreased by $1.6 million and in other channels totaling $0.5 million.  Same store retail sales for U.S. Retail increased by 1.5% in the third quarter of fiscal 2006 compared to fiscal 2005.  Comparable store sales is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year.  Stores must be open for 13 months before they are included in the calculation.  Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales.  When a store is closed, its sales are no longer included in the comparable store calculation.  The number of stores open at October 31, 2005 and 2004 was 188 and 189, respectively.

Third quarter sales from Asia operations of $34.4 million were $9.2 million higher than the prior year sales, an increase of 36.5%.  The sales increase is primarily the result of strong economic conditions in the Asian market, especially in China, Taiwan and Korea that are driving strong department store sales.  The Company’s Japanese joint venture, which commenced operations in January 2005, had sales of $1.5 million during the quarter despite facing distribution challenges in the competitive Japanese market place.  The Company is currently looking into alternatives to obtain greater distribution of products in the Japanese market and improve operating performance.

Latin American sales increased to $10.4 million in the current year third quarter from $9.3 million in the prior year, an increase of 11.8% primarily due to strong sales in Brazil and Mexico.  The Company recently implemented a category management program in Brazil which it believes has improved product offerings and stimulated sales.

The decrease in Other Operations in the third quarter of $0.5 million is primarily due to the sale of certain apparel tradenames in the first quarter of fiscal 2006 which caused a decline in ongoing revenues from apparel licensing compared to fiscal 2005.

Gross profit.  Consolidated gross margin increased to 48.5% in the third quarter of fiscal 2006 from 46.0% in fiscal 2005, reflecting gross margin increases in all operating segments.

Gross margins from Europe operations in the third quarter of fiscal 2006 were 46.7%, an increase of 1.5 percentage points over the prior year.  Gross margin percentages increased for the quarter due primarily to sales price increases, a favorable product mix and increased product sourcing from the Far East at lower product costs.

Gross margin percentage for North America increased to 43.5% in the third quarter of fiscal 2006, from 41.7% in the prior year period, an increase of 1.8 percentage points.  This increase is primarily due to an increase in U.S. Wholesale gross margin percentage to 34.1% in the current year third quarter from 32.4% in the prior year as a result of increased sales to the higher margin traditional channels such as department stores.  In addition, U.S. Retail gross profit margins increased to 62.2% in the third quarter of fiscal 2006 compared to 60.1% in fiscal 2005, due to price increases and a change in product offering which caused an increased mix of sales that carry higher margins.

Gross margins for Asia in the third quarter of fiscal 2006 were 61.9%, an increase of 5.6 percentage points from the prior year, primarily due to price increases and increased sales within higher margin sales channels such as department stores.

Gross margins for Latin America in the third quarter of fiscal 2006 were 51.4%, an increase of 6.7 percentage points compared to fiscal 2005 primarily driven by favorable product costs due to stronger local currencies and selling a mix of products with higher margins.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A increased by $12.9 million from third quarter fiscal 2005 to third quarter fiscal 2006, an increase of 15.2%.  As a percent of sales, SG&A was 39.4% in the third quarter of fiscal 2006 and 36.3% in fiscal 2005.

SG&A for Europe increased by $2.1 million, primarily due to a $1.9 million increase in advertising expense compared to the prior year.

Combined SG&A for North America and the corporate headquarters increased by approximately $4.2 million in the third quarter of fiscal 2006 compared to fiscal 2005 due to an increase in stock and deferred compensation expense of $2.5 million, ERP system implementation expenses of $1.7 million that were not incurred in the prior year, and various other increases totaling approximately $0.5 million, and a reduction in restructuring expenses from the prior year of $0.5 million.

The increase in SG&A for Asia of $5.9 million is due primarily to $2.9 million of expenses from the Japanese joint venture operations which commenced in January 2005, increased advertising and promotional expense of $1.9 million, and increased variable selling expenses associated with higher sales levels.

The increase in SG&A for Latin America of $0.9 million is due to costs incurred to consolidate and reorganize accounting and logistic functions.

Provision for restructuring operations and asset impairment.  The Company recorded restructuring charges totaling $10.0 million and asset impairment charges of $5.5 million during the third quarter of fiscal year 2006 in the European segment.  The Company also incurred $1.2 million of restructuring related expenses that are included in cost of sales.  The restructuring and impairment charges relate to the sale of the Company’s Henin-Beaumont, France hardside manufacturing facility and the shutdown of its Torhout, Belgium and Tres Cantos, Spain facilities, which are part of the Company’s continuing rationalization of its manufacturing facilities.

On August 31, 2005, the Company sold the Henin-Beaumont, France facility (the “H-B site”).  In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 18 to 24 months following the sale.  The Company made cash payments to the purchaser of $9.9 million and has an additional payment obligation of $1.4 million in 24 months, all of which relates to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 206 employees at the H-B site.  A restructuring charge of $8.6 million was recorded related to these payments which represent the amount of the cash payment obligations less amounts previously accrued for pension liabilities for the H-B site employees.  The Company estimates that the sale of the plant will result in the elimination of annual fixed manufacturing overhead of approximately $5.2 million which includes $1.4 million of depreciation expense.  The Company also incurred legal and consulting costs of approximately $1.2 million related to the sale of the H-B site that are included in cost of sales for the three months ended October 31, 2005.  An asset impairment charge of $5.5 million was also recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold to the purchaser.

Also, during the third quarter of fiscal year 2006, the Company relocated its softside development center from Torhout, Belgium to its Oudenaarde, Belgium facility and eliminated the remaining positions at its Tres Cantos, Spain manufacturing facility.  Each facility had been significantly downsized and restructured over the past several years.  The Company recorded a restructuring charge of $1.4 million related to severance obligations for 18 employees terminated as a result of these actions and expects annual savings of manufacturing overhead of approximately $0.5 million.

Interest expense and amortization of debt issue costs.  Interest expense (net) and amortization of debt issue costs in the third quarter of fiscal 2006 was $7.5 million, which was $0.5 million lower than the prior year due to lower debt levels.  The Company repurchased $28.1 million of the 8 7/8% senior subordinated notes during the three months ended October 31, 2005.  In connection with the repurchase of the notes, the Company paid market premiums of $2.0 million and charged to expense $0.6 million of deferred financing costs.

Other Income (Expense)—Net.  Other expense of $2.3 million for the third quarter of fiscal 2006 primarily relates to an expense of $2.5 million for premiums and other expenses related to the repurchase of subordinated notes.  See footnote 8 to the accompanying consolidated financial statements for an analysis of the components of Other Expenses.

Income tax (benefit) expense.  Income tax benefit increased to $0.2 million in the third quarter of fiscal 2006, from expense of $4.3 million in fiscal 2005.  The benefit in the third quarter is a result of a net loss from European operations caused by the restructuring and impairment charges. The relationship between the expected income tax benefit computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) U.S. tax on non-U.S. dividends and (ii) the effect of providing no tax benefit on U.S. net deferred tax assets.

Preferred stock dividends.  This item represents the accrual of dividends on the outstanding 8% convertible preferred stock.  Dividends have accrued on the preferred stock since its issuance on July 31, 2003 and compound quarterly.  The increase in dividends by $0.1 million in the third quarter versus the prior year to $3.6 million is due to the compounding effect of accruing the dividends.

Net income (loss) to common stockholders.  The net loss to common stockholders increased to $6.8 million in the third quarter of fiscal 2006 from net income of $2.7 million in the third quarter of fiscal 2005, and the net loss per common share increased to $0.03 in fiscal year 2006 from net income of $0.01 per share in fiscal 2005.  The weighted average number of shares of common stock outstanding for the quarter used to compute loss per share in fiscal  2006 and 2005 was 227,098,842 and 224,809,394, respectively.  The Company had 227,159,626 shares of common stock outstanding as of October 31, 2005.

Nine Months Ended October 31, 2005 (“fiscal 2006” or “current year”) Compared to Nine months Ended October 31, 2004 (“fiscal 2005” or “prior year”)

Sales.  The following is a summary of the Company’s sales by segment:

	Nine months ended October 31,
	2005	2004
	(in millions)
Europe	$314.4	296.1
North America	267.0	252.9
Asia	93.4	71.5
Latin America	30.3	26.9
Other Operations	12.5	12.0

Total Revenue	$717.6	659.4

Consolidated net sales increased to $717.6 million in fiscal 2006 from $659.4 million in fiscal 2005, an increase of $58.2 million or approximately 8.8%.  Fiscal 2006 sales were favorably impacted by $9.1 million due to the increase in the value of the euro compared to the U.S. dollar.  Without the effect of the exchange rate difference, fiscal 2006 sales would have increased by $49.1 million or approximately 7.4% compared to the prior year.

Sales from Europe operations increased to $314.4 million in fiscal 2006 from $296.1 million in fiscal 2005, an increase of $18.3 million or 6.2%.  Expressed in the local European reporting currency (euros), fiscal 2006 sales increased by 3.1%, or the U.S. constant dollar equivalent of $9.2 million, compared to fiscal 2005.  The European economies generally have not been strong over the past year.  During such time, the Company increased advertising and has experienced strong sales of casual and outdoor bags which increased $8.5 million primarily because of Lacoste brand sales. Samsonite footwear sales have increased $5.3 million and business bag sales have increased by $1.4 million.  Sales of travel related products decreased by $5.7 million and other channels decreased by $0.3 million, as the Company focuses more on sales of casual and outdoor bags in Europe.

Sales from North America operations increased to $267.0 million in fiscal 2006 from $252.9 million in fiscal 2005, an increase of $14.1 million or 5.6%.  U.S. Wholesale sales for the year increased by $14.1 million or 9.3% from the prior year to $166.3 million, U.S. Retail sales decreased by $1.7 million to $87.2 million, and sales in Canada increased by $1.7 million from the prior year to $13.5 million.  U.S. Wholesale sales increased primarily due to higher sales in the department store channel by $5.6 million, the mass merchant channel sales by $4.7 million, the premium sales channel by $3.6 million, the warehouse club channel by $3.2 million, the specialty store channel by $1.3 million and increases in other channels by $0.8 million. These increases were partially offset by lower sales in the office products superstore channel which decreased by $5.1 million.  Same store Retail sales increased by 1.8% in the first nine months of fiscal 2006 compared to fiscal 2005.  These sales increased during a period in which North American economies have generally been stable or growing and in which the Company has increased advertising expenditures.  Comparable store sales is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year.  Stores must be open for 13 months before they are included in the calculation.  Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales.  When a store is closed, its sales are no longer included in the comparable store calculation.

Fiscal 2006 sales from Asia operations of $93.4 million were $21.9 million higher than the prior year sales, an increase of 30.6%.  The sales increase is primarily a result of the recovery of economic conditions in the Asian market, especially in China, Taiwan and Korea.

Fiscal 2006 sales from Latin America operations of $30.3 million were $3.4 million higher than prior year, driven primarily by increased sales in Mexico, Brazil and Argentina of 5.3%, 31.2% and 23.3%, respectively.

Gross profit.  Consolidated gross margin in the first nine months of fiscal 2006 was 48.4%, compared to 46.0% in fiscal 2005 an increase of 240 basis points.  Consolidated gross profit margins were positively affected by a $3.2 million net gain from the sale of certain apparel trademark rights, which represents 0.3 of a percentage point for the increase in gross profit margin compared to the prior year.

Gross margin from European operations was 47.1%, compared to 44.7% in fiscal 2005.  Higher European gross margin is due primarily to sales price increases, a favorable product mix, favorable product costs due to the strengthening of the euro relative to the U.S. dollar and favorable costs on sourced products.

Gross margin for North America was 42.9% in fiscal 2006 compared to 42.1% in fiscal 2005.  The improvement was primarily due to the increase in U.S. Wholesale operations gross margin percentage to 33.3% in the current year from 32.3% in the prior year due to sales in higher margin channels such as department stores.

Gross margin for Asia was 60.4% in fiscal 2006 compared to 56.2% in fiscal 2005.  The increase in gross margin is due to price increases and increased sales within higher margin sales channels.

Gross margin for Latin America was 52.1% in the current year, compared to 45.0% in fiscal 2005, with the improvement primarily due to stronger local currencies and selling a mix of products with higher margins.

Selling, General and Administrative Expenses (“SG&A”).  Consolidated SG&A increased $29.8 million in fiscal 2006 from fiscal 2005, an increase of 11.7%.  As a percent of sales, SG&A was 39.6% in fiscal 2006 and 38.6% in fiscal 2005.  This increase includes $3.2 million due to the exchange rate difference caused by the stronger euro currency in fiscal 2006 compared to fiscal 2005.

SG&A for Europe increased by $5.7 million, of which $3.2 million relates to the exchange rate difference. The remaining $2.5 million increase is primarily due to advertising expense for European operations which increased by $2.0 million in the first nine months of fiscal 2006 over the prior year.

SG&A for North America, including corporate headquarters, increased by approximately $8.5 million in fiscal 2006 compared to fiscal 2005.  The elements of the increase include $3.7 million of ERP system implementation expenses that were not incurred in the prior year, an increase of $3.3 million for incentive compensation and pension expense, an increase in stock and deferred compensation expense of $1.9 million, and $1.7 million of increased advertising and promotional expenses.  The year-to-year comparison was favorably impacted by $0.5 million of restructuring expenses incurred in the prior year which did not reoccur this year, a decrease in consulting expenses of $1.1 million, a decrease in insurance premiums of $0.3 million and a decrease in other administrative items of approximately $0.2 million.

The increase in SG&A for Asia of $13.8 million is due to $5.4 million of expenses from the Company’s start-up Japanese joint venture, $3.3 million due to higher advertising and promotional expense, with the remaining portion of the increase due to higher variable selling expenses associated with higher sales volumes.

The increase in SG&A for Latin America of $2.3 million is due to costs incurred to consolidate and reorganize accounting and logistic functions.

Provision for restructuring operations and asset impairment.  The Company recorded restructuring charges totaling $10.0 million and asset impairment charges of $5.5 million during the nine months of fiscal year 2006 in the European segment.  The Company also incurred $1.2 million of restructuring related expenses that are included in cost of sales.  The restructuring and impairment charges relate to the sale of the Company’s Henin-Beaumont, France hardside manufacturing facility and the shutdown of its Torhout, Belgium and Tres Cantos, Spain facilities, which are part of the Company’s continuing rationalization of its manufacturing facilities.

On August 31, 2005, the Company sold the Henin-Beaumont, France facility (the “H-B site”).  In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 18 to 24 months following the sale.  The Company made cash payments to the purchaser of $9.9 million and has an additional payment obligation of $1.4 million in 24 months, all of which relates to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 206 employees at the H-B site.  A restructuring charge of $8.6 million was recorded related to these payments which represent the amount of the cash payment obligations less amounts previously accrued for pension liabilities for the H-B site employees.  The Company estimates that the sale of the plant will result in the elimination annual fixed manufacturing overhead of approximately $5.2 million which includes $1.4 million of depreciation expense.  The Company also incurred legal and consulting costs of approximately $1.2 million related to the sale of the H-B site that are included in cost of sales for the nine months ended October 31, 2005.  An asset impairment charge of $5.5 million was also recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sole to the purchaser.

Also, during the third quarter of fiscal year 2006, the Company relocated its softside development center from Torhout, Belgium to its Oudenaarde, Belgium location and eliminated the remaining positions at its Tres Cantos, Spain manufacturing facility.  Each facility had been significantly downsized and restructured over the past several years.  The Company recorded a restructuring charge of $1.4 million related to severance obligations for 18 employees terminated as a result of these actions and expects annual savings of manufacturing overhead of approximately $0.5 million.

Interest expense and amortization of debt issue costs.  Interest expense (net) and amortization of debt issue costs in the first nine months of fiscal 2006 was $23.1 million, which was $4.1 million lower than the prior year due to lower debt levels and lower interest rates on the subordinated notes as a result of the June 2004 refinancing.

Other Income (Expense)—Net.  Other expense was $8.3 million in the first nine months of the current year compared to expense of $21.3 million in the prior year, a net decrease of $13.0 million.  The decrease is primarily a result of $17.8 million of redemption premiums and the write-off of deferred financing costs in fiscal 2005 in connection with the refinancing of senior subordinated notes.  The current year expense primarily includes $2.8 million of due diligence charges associated with a potential acquisition that was not completed and $2.5 million of costs for the market premiums and the write-off of deferred financing costs related to the repurchase and retirement of $28.1 million of senior subordinated notes.

Income tax expense.  Income tax expense remained unchanged at $7.6 million in fiscal 2006 compared to fiscal 2005.  The income tax expense is the result of the income in those jurisdictions for which income taxes are accrued.  The relationship between the expected income tax benefit (expense) is computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) U.S. tax on non-U.S. dividends and (ii) the effect of providing no tax benefit on U.S. net deferred tax assets.

Preferred stock dividends.  This item represents the accrual of dividends on the outstanding 8% convertible preferred stock.  Dividends have accrued on the preferred stock since its issuance on July 31, 2003 and compound quarterly.  The increase in dividends of $0.7 million versus the prior year is due to the compounding effect of accruing the dividends.

Net income (loss) to common stockholders.  For the first nine months of fiscal 2006 the Company had a net loss to common stockholders of $4.7 million, compared to a net loss to common stockholders of $26.0 million in fiscal 2005; basic net loss per common share decreased to $0.02 in fiscal year 2006 from a net loss per share of $0.12 per share in fiscal 2005.  The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal years 2006 and 2005 was 226,394,433 and 224,740,014, respectively.  The Company had 227,159,626 shares of common stock outstanding as of October 31, 2005.

Liquidity and Capital Resources

At October 31, 2005, the Company had consolidated cash of $86.9 million and working capital of $181.8 million.  The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flows from operations and borrowing availability under its senior credit facility. During the nine months ended October 31, 2005, the Company’s cash flow provided by operations was $64.3 million compared to cash flow provided by operations of $7.8 million in fiscal 2005.  During the first nine months of fiscal 2006, the Company’s cash flow from operations was sufficient to fund current operations and scheduled payments of principal and interest on indebtedness, to retire $28.1 million of its subordinated debt, and to fund capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and 22.0 million euros for its Samsonite Europe N.V.  The borrowing base under the U.S. facility is generally calculated monthly as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for real estate or intangible assets and decreased by certain other obligations.  The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization.  At October 31, 2005, these borrowing base calculations resulted in $35.0 million available for borrowing in the U.S. and 22.0 million euros available for borrowing by the European subsidiary.  At October 31, 2005, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $30.4 million.  At October 31, 2005, no amounts were outstanding under the European portion of the facility.  The Company made no cash draws on the senior credit facility during the nine months ended October 31, 2005.

The Company’s long-term debt structure includes $176.9 million of 8 7/8% senior subordinated notes which are due in 2011 and €100 million of euro-denominated floating rate notes which are due in 2010.  The euro-denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly.  At October 31, 2005, the rate was 6.509%.  During the three months ended October 31, 2005, the Company repurchased through open market purchases $28.1 million of its 8 7/8% senior subordinated notes due 2011.  When possible, the Company may use a portion of its available excess cash to repurchase or redeem its senior and senior subordinated notes in the market.

The Company’s results of operations and cash flows are particularly sensitive to any events which affect consumer confidence or travel levels.  Any event, which would have the effect of depressing results of operations or cash flows, could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.  See “Forward-Looking Statements.”

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of October 31, 2005 are non-cancelable operating lease agreements, primarily for office space, retail floor space and warehouse space and have not changed significantly since January 31, 2005.  The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company may be required to make cash contributions into its U.S. pension plan in future periods depending on stock market and interest rate conditions.  The Company’s funding policy is generally to make any contributions required by the ERISA funding regulations.  The United States Congress is currently considering legislation which, if enacted, would revise these regulations and possibly increase the sponsor funding requirements for qualified U.S. defined benefit pension plans.  Funding requirements under the existing ERISA regulations are affected by expected future rates of return on pension assets, interest rates, and the funding levels of the plan.  Based on the current regulations, assumed rates of return and the Company’s estimates, a contribution up to approximately $4.0 million may be required in January 2006.

The Company’s principal foreign operations are located in Western Europe, the economies of which are currently not considered to be highly inflationary.  From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments.  During the past several years, the Company’s most effective reduction to exposure against foreign currency changes has been the foreign currency denominated debt balances maintained in respect to its foreign operations.  The Company’s outstanding floating rate senior notes of €100 million have been designated as a hedge of the Company’s net investment in its European operations.  No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and will be effective for public companies for annual periods beginning after June 15, 2005. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using a modified retrospective method.  The Company plans to adopt SFAS 123 (R) on February 1, 2006 and is currently evaluating the impact from this standard on the results of operations and financial position.  Generally, upon the adoption of the standard, the pro forma amounts deducted from income for stock-based compensation determined under the fair value method as shown in the table in Note 1 to the consolidated financial statements, plus the fair value of any future grants, will be reflected in expense.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  The statement requires the retroactive application to prior periods financial statements of a voluntary change in accounting principles, unless it is impracticable.  SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate.  SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

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

By their nature, all forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: events which negatively affect consumer confidence or travel levels; the risk that the disposal of manufacturing facilities will not improve profitability; the risk that despite price increases, cost reductions and other actions the Company is unable to continue increasing its gross margin; general economic and business conditions, including foreign currency fluctuations; changes in interest rates; reliance on third party manufacturers; changes in consumer demands and fashion trends; changes in methods of distribution and customer purchasing patterns; factors associated with the concentrated holding of our voting stock; factors associated with or exacerbated by our leveraged capital structure; and competition.

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

At October 31, 2005, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $56.0 million compared to approximately $133.0 million at January 31, 2005.  Contracts outstanding at October 31, 2005 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income and results of operations for the nine months ended October 31, 2005 would be approximately $4.1 million, before the effect of income taxes.  Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings or royalty income, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2005.  The Company’s outstanding publicly traded 8 7/8% senior subordinated notes have a face amount of $176.9 million.  At January 31, 2005, the quoted market price of these notes was $107.625 per $100.00 of principal; at October 31, 2005, the quoted market price of these notes was $102.00 per $100.00 of principal.

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

None

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

Date: December 15, 2005

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
3.4

Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and other Special Rights of 2003 Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.)

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