Form 10-K
period 2006-01-31
SAMSONITE CORP/FL
filed 2006-05-16
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of “large filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2006, the registrant had outstanding 227,159,626 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on July 31, 2005, as reported on the OTC Bulletin Board was approximately $66.3 million. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents incorporated by reference:   Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days at the end of the fiscal year covered by this report.

Important Notice:

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” under Item 1.

PART I

Explanatory Note—Restatement of Financial Statements

On May 3, 2006, we determined that our deferred tax asset valuation allowance at January 31, 2003 was understated by approximately $5.8 million because of the incorrect use of deferred tax liabilities associated with indefinite lived intangible assets to reduce the amount of valuation allowance computed for United States deferred tax assets. The error also had the effect of understating income tax expense by approximately $0.6 million and $0.8 million for the years ended January 31, 2005 and 2004, respectively. The Company has corrected the error by restating its accumulated deficit at February 1, 2003, the fiscal 2005 and 2004 consolidated financial statements, and quarterly data for fiscal 2005 and the first three quarters of fiscal 2006. We also restated other related financial data presented in Items 6, 7, and 8 of this Annual Report on Form 10-K which include Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes to the consolidated financial statements.

ITEM 1.                BUSINESS

General Development

We are one of the world’s largest and most recognized designers and distributors in the luggage industry, as well as one of the leading distributors of business, computer, outdoor, and casual bags. We sell our products under a number of well-known brand names, primarily Samsonite® Black Label, Samsonite® and American Tourister®, and licensed brand names such as Lacoste®. We also intend to start distributing licensed Timberland® products in calendar year 2006. With net sales of $966.9 million for our fiscal year ended January 31, 2006, an increase of approximately 7.1 percent from the preceding fiscal year, we are the leader in the global luggage industry and significantly larger than any of our regional competitors. Our net sales for the fiscal year ended January 31, 2005 were $902.9 million and our net sales for the fiscal year ended January 31, 2004 were $776.5 million. Our compound annual growth rate, or CAGR, on sales since the fiscal year ended January 31, 2003 is 8.7 percent. In fiscal year 2006, we had consolidated net income before preferred stock dividends of $13.3 million, compared to a loss of $9.7 million before preferred stock dividends in 2005 and net income of $2.8 million before preferred stock dividends in 2004. In fiscal year 2006, we had a net loss to common stockholders (after preferred stock dividends) of $1.5 million compared to a net loss to common stockholders of $23.4 million and $28.3 million in fiscal years 2005 and 2004, respectively.

Our product assortment includes product lines appealing to many types of consumers, from those focused on luxury under the Samsonite Black Label product lines; quality, functionality and durability under the Samsonite lines; or value-consciousness under the American Tourister brand. In addition to using our Samsonite and American Tourister brand names on the products we manufacture or distribute, we license these brand names to third parties for use on products that include travel accessories, leather goods, furniture and other products.

Our principal corporate office is at 11200 East 45th Avenue, Denver, Colorado 80239, our telephone number is (303) 373-2000, and our main website is www.samsonite.com. In May 2006, we will open a new executive office in the United Kingdom at 4 Mondial Way, Harlington, Middlesex UB3 5AR where our Chief Executive Officer and executives responsible for core global functions will be partially based.

Our products are sold in more than 100 countries at various types of retail establishments including department stores, high street shops and luggage specialty stores, mass merchants, warehouse clubs, computer and electronic superstores, office superstores, bookstores, and travel product stores. We also sell certain products through 284 Samsonite-operated retail stores in North America, Europe, Asia and Latin

America, over 150 shop-in-shop corners principally in Asia and 173 franchised retail stores, principally in India.

In addition, our products are sold through www.samsonitecompanystores.com, www.Samsoniteblacklabel.com and the websites of many of our customers. We design the majority of our luggage products at our facilities in Europe, North America and Asia. Our products are produced by carefully selected third party suppliers or Samsonite-operated manufacturing facilities. Sales in Europe, North America, and in our other markets (including Asia and Latin America) comprised 43.2 percent, 37.6 percent, and 17.5 percent of our net sales, respectively, in fiscal year 2006. Licensing revenues comprise the remaining 1.7 percent of total revenues. We were incorporated in Delaware in 1987.

The following discussion relates to our business as a whole, except where discussion of a particular geographical business segment is useful or informative. Financial information by business segment can be found in Note 20 to the consolidated financial statements contained in this report.

Our fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, “fiscal 2006” refers to the 12 months ended January 31, 2006. Our foreign subsidiaries generally have fiscal year ends of December 31 and results are included through that date.

Products and Development

We distribute a broad range of products that include softside, hardside and hybrid (combination hardside and softside) luggage, business and computer bags, and outdoor and casual bags, shoes, accessories and other related products.

Below is our market positioning for each of our principal brands:

Brand Name	Percentage of Net Product Sales Fiscal Year 2006	Marketing Positioning	Consumers
Owned Brand Names:
Samsonite Black Label	0.8%	Luxury	Very affluent
Samsonite	72.5%	High-quality, innovative	Upper income, affluent
American Tourister	13.7%	Quality and value	Middle income and value-conscious
Licensed Brand Names:
Lacoste	5.0%	Sport luxury	Affluent
Timberland*	0.0%	Casual and outdoor	Affluent
Other	8.0%
Total	100.0%

*                    There are no historical sales of Timberland licensed products. We expect to begin selling Timberland licensed products in calendar year 2006.

Licensed Products.   We license our trademarks primarily for use on related product categories that are made and sold by licensees either worldwide or in certain geographic regions. Our licensees are selected for competency in their product categories and usually sell parallel lines of products under their own or other brands. Examples of licensed products include leather business and computer cases, furniture products, travel accessories, photo and audio storage gear, personal leather goods, umbrellas, cellular phone cases, school bags, shoes and children’s products. Net sales include royalties earned and sales of licenses of $16.6 million, $19.9 million and $22.0 million, for the years ended January 31, 2006, 2005 and 2004, respectively. For the years ended January 31, 2004 and 2005 we had royalties of $5.2 million and $4.9 million, respectively from a luggage manufacturer and distributor in Japan. In December 2004 the license agreement with our Japanese distributor lapsed and the Company initiated direct market sales in Japan.

The following table sets forth an overview of the percentage of our fiscal year 2006 revenues from global sales of luggage, business and computer cases, and outdoor and casual bags by product categories:

Product Category	Percentage of Net Sales, Fiscal Year 2006	Principal Products	Key Brands	Main Distribution Channels
Luggage	67.0%	Hardside and softside luggage, garment bags, carry on bags	Samsonite Black Label	Direct retail stores, specialty stores and high-end department stores
			Samsonite	Mid-level department stores, specialty stores, national chains, warehouse clubs, direct retail stores
			American Tourister	National chains, mass merchants, specialty stores, direct retail stores
Outdoor and Casual Bags	12.0%	Duffel bags, tote bags, backpacks, shoulder and hip bags, school bags	Samsonite, Lacoste	Specialty stores, department stores, national chains, warehouse clubs, sport and outdoor retailers
			American Tourister	National chains, mass merchants, specialty stores
Subtotal of Luggage & Outdoor & Casual Bags	79.0%
Business and Computer Cases	12.0%	Briefcases, business cases, computer cases	Samsonite Black Label	Direct retail stores, specialty stores and high-end department stores
			Samsonite	Department and specialty stores, office superstores, OEMs, warehouse clubs
			American Tourister	Mass merchants
Other	9.0%	Small leather goods, footwear, clothing, travel accessories	Samsonite Black Label	Direct retail stores, high end department stores, specialty stores
			Samsonite, Lacoste	Department stores, specialty stores,
			American Tourister	Department stores, specialty stores, mass merchants
Total	100.0%

Our product categories are described below.

Softside Luggage.   The softside luggage category includes suitcases, garment bags and soft carry-on suitcases. Approximately 89.0 percent of the softside luggage we sell is made for us by independent finished goods suppliers located around the world. We produce the balance of our softside luggage and garment bags in our own facilities located in Eastern Europe. Our softside products are sold under all of our major brands.

Over the past few years, Samsonite has introduced a number of innovative proprietary features in its softside luggage products in response to consumer demands for increased ease of use and better interior organization, mobility and protection. An example is the SpaceMaster carry-on/tote designed to fit easily in airline overhead bins or under seats.

Hardside Luggage.   We manufacture most of our hardside suitcases in Company-owned factories. Our hardside luggage is sold under the Samsonite, Samsonite Black Label and American Tourister brands. Each line includes a variety of sizes and styles to suit differing travel requirements. We currently manufacture hardside suitcases using three basic processes: injection moulding, vacuum forming and pressure forming. Two of these processes require different types of plastic resin; the third uses proprietary, SRP (self-reinforcing polymer) laminates. Our hardside suitcases include proprietary features to facilitate ease of packing and transport.

Hybrid Luggage.   We have introduced products that include important proprietary designs and features of both the hardside and softside luggage. Generally, hybrid cases use our various polymer-moulding technologies to form the structural, protective shell portion, with textile-based soft portions forming the rest of the product. Hardlite business cases and some F’lite travel products use our patented, proprietary process to mould sleek, tough polymer frames around laminated fabric panels to form extremely light shells.

Business and Computer Cases.   We sell a variety of business and computer cases under our Samsonite, Samsonite Black Label and American Tourister brand names. We are pursuing innovations in lighter weight and more fashionable styles meeting the functionality requirements of modern travellers. Our two latest introductions were a line of women’s computer bags, a line of casual business cases and a mobile office computer bag with Spinner wheels. We design and have our suppliers manufacture our softside business cases and computer cases. In addition, we license our brands to experienced business case distributors for the sale of certain products in the United States.

Outdoor and Casual Bags.   The outdoor and casual bag market includes duffel bags, casual luggage, tote bags, athletic bags, traditional backpacks, daypacks, and shoulder bags. We have expanded our business in this growing market by increasing distribution of products under our licensed Lacoste brand. Additionally, the Company has licensed the Timberland brand to extend its reach in the outdoor and casual bag markets and expects to begin distribution of Timberland products in calendar year 2006. We believe that by offering consumers a number of product lines with varying styles and price points, we have the opportunity to capture a larger portion of this market.

Regions and Store Locations

Our products are sold in more than 100 countries around the world from the retail locations of others, from our own stores in the United States, over the Internet at www.samsonitecompanystores.com, www.Samsoniteblacklabel.com and at the websites of a number of our customers. Retail channels of distribution primarily include department and specialty stores, national and mass merchant retailers, warehouse clubs and Company-operated retail stores.

Sales of our products tend to be only moderately seasonal. Sales are slightly higher in the third and fourth quarters of fiscal years when the back-to-school shopping season increases sales for backpack and casual products and when holiday travel and shopping increases sales for our traditional luggage products.

A summary of net revenues follows:

	Net Revenues
	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
	(amounts in millions)
Europe	$417.4	406.0	346.1
North America	363.9	343.0	306.6
Asia	127.7	99.0	74.1
Latin America	41.8	36.1	29.5
Corporate & Other	16.1	18.8	20.2
Total	$966.9	902.9	776.5

Europe.   Our Samsonite and Samsonite Black Label products in Europe are sold through specialty luggage and leather goods stores and department stores. We also sell our products through 45 Company-operated Samsonite and Samsonite Black Label retail stores located throughout western and central Europe. In order to preserve the premium image of the Samsonite brand, Samsonite brand products are not distributed through discount retailers. Our American Tourister brand has been introduced in Europe as well as Asia to establish a single global brand name in the discount channel (known in Europe as “hypermarkets”). Our direct sales and product demonstration force of approximately 130 people serves companies with retail outlets throughout Europe.

In over 20 European markets where we do not have a direct sales force, we sell our products through distributors and agents. These distributors and agents, as well as those mentioned under “Elsewhere in the World” below, handle various travel-related products in addition to our products. Distribution agreements generally provide for mutual exclusivity, whereby distributors do not handle competitors’ luggage products and we do not sell to other distributors or agents in their territory.

North America.   Our Samsonite Black Label products are sold in high-end department and specialty luggage stores. Our Samsonite and American Tourister branded products are sold in North America primarily through traditional luggage retail distribution channels such as mid-level department stores and luggage specialty stores. Some national retailers and warehouse clubs carry Samsonite and American Tourister products uniquely designed for them. American Tourister products are primarily sold to middle income and value conscious consumers through discount channels such as mass merchants and factory outlets. Our direct sales force of approximately 30 professionals services our customers’ retail outlets throughout North America.

We currently operate approximately 189 retail stores in North America that distribute Samsonite and American Tourister products designed specifically for these stores, a variety of travel-related products, and our excess and discontinued products. In fiscal year 2006, approximately 32.4 percent of our sales in North America came from our retail stores.

Asia.   We sell our products through 31 Company-operated Samsonite retail stores, over 150 Company operated “shop-in-shop” or “corners” in department stores and 173 non-Company operated franchise stores as well as specialty stores and travel stores. We market directly in Japan, Korea, India, China, Hong Kong, Singapore, Taiwan and Malaysia. In other Asian markets where we do not market directly, we sell through distributors and agents. Our American Tourister brand is sold in selective Asian markets through hypermarkets, specialty stores and department stores. Products sold in the Asian markets are sourced from Europe and Asia depending upon product type and availability. Revenues from Asian operations increased 29.0 percent from fiscal year 2005 to fiscal year 2006.

Latin America.   Our Samsonite and American Tourister branded products are sold in Latin America primarily through traditional luggage retail distribution channels such as department stores and luggage specialty stores. Some national retailers and warehouse clubs carry Samsonite and American Tourister products uniquely designed for them. We also operate 19 retail stores in Latin America that distribute Samsonite and American Tourister products, and provide a profitable distribution channel to liquidate our excess and discontinued products. Because American Tourister products are primarily sold to middle income and value conscious consumers, discount channels such as mass merchants and warehouse clubs are especially important to the distribution of American Tourister branded products in Latin America. Revenues from Latin America increased 15.8 percent from fiscal year 2005 to fiscal year 2006, and increased 22.4 percent from fiscal year 2004 to fiscal year 2005.

Elsewhere in the World.   In markets outside Europe, North America, Asia and Latin America, we sell our products either directly by export or through agents and distributors or under license. Products sold in these international markets are shipped from Eastern and Western Europe or Asia depending upon product type and availability. In some instances, we entered new markets through third party distributors and subsequently acquired these third party distributors as the markets developed.

Distribution Channels

Specialty stores.   Our products are currently sold in specialty luggage stores around the world. Sales through specialty stores represented approximately 26.1 percent of our net product sales in fiscal year 2006, compared with 26.5 percent and 29.2 percent of our net product sales in fiscal year 2005 and fiscal year 2004, respectively.

Department stores.   Our products are currently sold in department stores, such as Macy’s, Lane Crawford and Harrods. Department store sales represented approximately 22.3 percent of our net product sales in fiscal year 2006, compared with 21.3 percent and 20.3 percent of our net product in fiscal year 2005 and fiscal year 2004, respectively.

Mass merchants.   Our products are currently sold in mass merchant stores such as Wal-Mart in the United States and Auchan in Europe. Sales through mass merchant stores represented approximately 6.3 percent of our net product sales in fiscal year 2006, compared with 5.4 percent and 5.2 percent of our net product sales in fiscal year 2005 and fiscal year 2004, respectively.

Office superstores.   Our products are currently sold in office superstores such as Staples in the United States. Sales through office superstores represented 3.8 percent of our net product sales in fiscal year 2006, compared with 4.8 percent and 4.5 percent of our net sales in fiscal year 2005 and fiscal year 2004, respectively.

Warehouse clubs.   Our products are currently sold in warehouse clubs, mostly in the United States such as Costco. Sales through warehouse clubs represented approximately 1.9 percent of our net product sales in fiscal year 2006, compared with 1.9 percent and 2.4 percent of our net product sales in fiscal year 2005 and fiscal year 2004, respectively.

Retail stores.   The remainder of our sales are realized through our network of directly operated stores. We currently operate approximately 284 retail stores worldwide that distribute Samsonite, Samsonite Black Label, and American Tourister products designed specifically for these stores, a variety of travel-related products, and our excess and discontinued products. We operate over 150 shop-in-shop concessions primarily in Asia. We have also entered into “franchise” arrangements with approximately 173 retailers that enable us to assist the retailer with store location, signage, and retail marketing in exchange for exclusive supply arrangements in Asia (mainly India, South Korea and China). A summary of our store count follows:

	North	Latin
	America	America	Asia	Europe	Total
Factory Outlet Stores	172	9	3	31	215
Samsonite Stores	17	10	27	10	64
Samsonite Black Label Stores	—	—	1	4	5
Company-Operated Stores	189	19	31	45	284

Advertising

Advertising resources are committed to brand advertising programs that promote the brand image and product features of our luggage and related products. Samsonite’s global advertising strategy is a fully integrated and targeted advertising effort through print, billboards, public relations, in-airport, on-line, and in-store advertising. During fiscal year 2006, we began to use an internationally recognized spokesperson, Sir Richard Branson, to globally advertise our Pro Dlx line in print. We will continue this strategy in calendar year 2006 with print advertising featuring actress Isabella Rossellini promoting the new Samsonite Black Label Vintage collection, and the well-known Spanish flamenco dancer, Joaquín Cortés, promoting the new Samsonite Black Label X’Lite products—the lightest, strongest products that Samsonite has ever created. We assist our trade customers in adapting their advertising to our global advertising campaigns through various cooperative advertising programs. We employ other promotional activities to further support our trade customers and increase product sales, including in-store point of sale print support and display fixturing along with consumer loyalty programs. At www.Samsonite.com and www.Samsoniteblacklabel.com, we communicate our corporate message, product and brand image through an integrated global website. In fiscal year 2006 we spent approximately $70.8 million on advertising and marketing promotion activities, an increase of 67.1 percent compared with fiscal year 2004. For the last five fiscal years we have expended, on average, in excess of $51.4 million annually in global communications, cooperative advertising programs, public relations, and promotional activities (such as catalogues, point of display materials, trade shows and sales samples) to support the sale of our branded products.

Manufacturing and Sourcing Products

We believe that our large size and leading market position allows us to achieve volume driven purchasing and manufacturing economies of scale. Our global product-sourcing network consists of various third party finished goods suppliers located principally in Asia and Eastern Europe and Samsonite-operated manufacturing facilities. Our global sourcing network enables us to obtain economies of scale by sourcing products from countries with low production costs while maintaining the same quality standards as are applied to the products we manufacture ourselves. We continue to adjust our business model to reduce fixed manufacturing costs and to adopt a more variable cost model that increases the amount of goods sourced from lower-cost production regions primarily in Asia. Over the past several years we have closed several manufacturing facilities in the United States, Mexico, Belgium and Spain. During fiscal year 2006, we disposed of a hardside manufacturing facility in Hénin-Beaumont, France. Our remaining manufacturing facilities include hardside plants in Oudenaarde, Belgium and Nashik, India; and softside plants in Samorin, Slovakia and Szekszard, Hungary. Our initiatives are reflected in the ratio of manufactured softside products declining from 23.0 percent in fiscal year 2004 to 11.0 percent in fiscal year 2006.

In fiscal year 2006, we purchased 89.0 percent of our softside and hybrid products from third-party vendors in Asia and Eastern Europe. We select different third-party vendors to benefit from differences in manufacturing costs, payment terms and shipping costs. We do not rely on any single third-party vendor whose loss would be material to us. The remaining 11.0 percent of our softside and hybrid products was produced in Company-operated factories. Further, substantially all of our hardside products are manufactured in our own facilities.

Softside luggage is primarily made from fabric including nylon, polyester, and vinyl as well as aluminium, steel, plastics and leather. These materials are purchased from various vendors throughout China and Taiwan and are readily available. The hardside luggage is composed primarily of polypropylene, which we source from two European suppliers, and various combinations of ABS (acrylinonitrile butadiene styrene) and polycarbonate, which we source from suppliers in India and Europe. None of these hardside materials is difficult for us to obtain as numerous third party vendors exist.

We maintain a vigorous quality control program for goods manufactured at our own plants and at third-party vendor facilities. New products are put through a series of simulation and stress tests to assure durability and strength. In our manufacturing facilities and our Asian quality assurance office, we use quality control inspectors, engineers and lab technicians to monitor product quality and production standards at vendors’ production facilities.

Competition

Competition in the worldwide luggage industry is very fragmented. We have several regional competitors in each of our country markets (Europe, North America, Latin America and Asia), but no other company competes on a global scale with us.

Throughout our regional markets we compete based on brand name recognition, reputation for product quality, product differentiation, new product innovation, customer service, high-quality consumer advertising campaigns and quality to price comparisons. We are well established in the distribution channels critical to luggage distribution, which we believe gives us a competitive advantage.

The manufacture of softside luggage is labor intensive but not capital intensive; therefore, barriers to entry by competitors in this market segment are relatively low. This is reflected by the many small competitors present in the softside luggage market. In addition, we compete with various large retailers, some of whom are our customers, who have the ability to purchase private-label softside luggage directly from low-cost manufacturers. The manufacture of hardside and hybrid luggage is more capital intensive and there are relatively few finished goods vendors; consequently, barriers to entry are relatively high. Nonetheless, we have several competitors worldwide in the hardside luggage market.

Customers

Our customers include specialty stores featuring luggage products, major department stores that carry luggage, retail chain stores, mass merchants, office superstores, warehouse clubs, premium sales (sales direct to business), Internet retailers and discounters. We also sell certain products directly to consumers through Samsonite-operated retail stores in Europe, North America, Latin America and Asia and over the Internet at our www.Samsonitecompanystores.com and www.Samsoniteblacklabel.com websites. We do not depend on any single customer for more than 3.3 percent of our consolidated revenues.

Management Information Systems

We are in the process of replacing all of our various business information systems worldwide with the SAP Enterprise Resource Planning (ERP) system. This global system is a single instance of software, with Samsonite standardized templates, hosted by SAP in Germany. The standardized templates will help the Company assure data integrity and consistency of information collected from all entities. The pilot implementation begins in June 2006 with our Canadian operations, followed by a planned U.S. implementation in the third quarter of 2006, and a planned European implementation in the fourth quarter of 2006. We intend to have Phase I implementation complete on a worldwide basis by mid-2007. Our Phase II implementation will utilize SAP’s Retail solution and other system enhancements. We expect Phase II implementation to be completed in the first quarter of 2008.

Environmental Matters

Our operations throughout the world are subject to federal, state and local environmental laws and regulations. These environmental laws and regulations govern the generation, storage, transportation, disposal and emission of various substances. We work to ensure that our existing operations comply fully with these laws and regulations. Although compliance involves continuing costs, the ongoing costs of compliance with existing environmental laws and regulations have not had, nor are they expected to have, a material effect upon our cash flow or financial position. From time to time we have incurred, or accrued for, cleanup or settlement costs for environmental cleanup matters associated, or alleged to have been associated, with our historic operations. To date these expenses have not had a material effect upon our cash flow or financial position. Unknown, undiscovered or unanticipated situations or events may require us to increase the amount we have accrued for any environmental matters.

Trademarks, Patents and Product Development

We are the registered owner of Samsonite®, American Tourister® and other trademarks. As of January 31, 2006, we had approximately 1,988 trademark registrations and 210 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. Our Samsonite and American Tourister trademarks are of material importance to our business. Our trademark registrations in the United States and elsewhere will remain in existence for as long as we continue to use and renew them on a timely basis.

We also own approximately 110 United States patents and approximately 782 patents in selected foreign countries (i.e., patents of inventions, industrial design registrations and utility models). In addition, we have approximately 323 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. The patents we hold provide barriers to competition in applicable portions of our business, primarily associated with hardside and hybrid luggage products. Our patents and pending patent applications cover features, designs and processes in most of our mid- and higher-priced product lines. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

We devote significant resources to new product design, development and innovation. We estimate that we have spent on average $7.4 million per year over the last three fiscal years on new product design and development. We start with market research to identify consumers’ functional requirements and style preferences. Once identified, we employ designers and development engineers and work with outside designers to develop new products that respond to those requirements and style preferences. We attempt to differentiate ourselves from our competitors by offering products that are innovative and distinctive in style and functionality. During fiscal year 2006, we hired a new Creative Director with extensive background in the design of luxury bags and accessories and realigned all global design functions under his direction.

Employees and Labor Relations

At January 31, 2006, we had approximately 5,000 employees worldwide, with approximately 1,200 employees in North America, 2,200 employees in Europe, 1,300 employees in Asia and 300 employees in Latin America. In the United States, approximately 100 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 2005. At January 31, 2006 we employed in our European manufacturing plants approximately 800 workers located in Belgium and approximately 700 workers in Slovakia and Hungary. In Europe, union membership is not definitively known to Samsonite, as union membership is confidential and varies from country to country. It is probable that most of our European workers are affiliated with a union, but we have no way of officially confirming this. Most European union contracts have a one-year duration. We believe our employee and union relations are generally satisfactory.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe”, “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions (and their negatives) identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to advertising and marketing strategy, sourcing strategy, sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to the risk factors set forth in Item 1A. Risk Factors.

ITEM 1A.        RISK FACTORS

Events which negatively affect consumer travel levels, or a downturn in the economy, negatively affect our business.

Demand for our products is affected by the public’s attitude towards the safety of travel, particularly air travel, the international political climate and the political climate of destination countries. Hostilities in the Middle East and other regions, events such as terrorist attacks and the threat of additional attacks, and the resulting political instability and concerns over safety and security aspects of travelling, may have an adverse impact on demand for our products. Additionally, the incidence or spread of contagious diseases (such as Severe Acute Respiratory Syndrome, commonly known as SARS, or Avian flu) may lead to a general reluctance by the public to travel, which could cause a decrease in demand for our luggage products and, as a result, may have an adverse effect on our sales, results of operations and financial condition.

Our sales levels are correlated to general economic and business conditions in the global markets in which we sell our products. Our business is subject to economic conditions in our major markets, including recession, inflation, deflation, general weakness in retail and travel markets, and changes in consumer purchasing power. Any significant declines in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on consumer purchases of our products and adversely affect our sales and gross profit margins.

Our inability to respond to changes in consumer demands and market trends could adversely affect our sales.

Our success depends on our ability to identify, originate and define product and market trends as well as to anticipate, understand and react to changing consumer demands in a timely manner. Our future business prospects are dependent on our ability to enhance our existing luggage products and accessories and to develop and market innovative new offerings that achieve market acceptance. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. The enhancement of our luggage products and development of additional products are subject to all of the risks associated with new product development, including unanticipated delays, misjudgement of market trends, expenses or other difficulties that could result in the abandonment or substantial change in our product development projects and the marketing or acceptance of these enhancements or new offerings. In addition, failure to continually enhance our products and to keep pace with market trends could result in a decrease in sales of our products.

Our ability to continue our sales growth is dependent upon the further implementation of our growth strategies, which we may not be able to sustain.

During recent years, we have experienced a growth in sales driven by our new products and geographical expansion strategies. Our ability to continue this growth is dependent on the successful continuation of these strategies. This includes diversification of our product offerings to include items beyond luggage, such as footwear and licensed products, and expansion of our Company-operated Samsonite retail and outlet locations. There can be no assurance that the expansion of our product offerings will be successful or that new products will be profitable or generate sales comparable to those we have recently experienced or that our increased emphasis on growth in the luxury goods market will result in our brand names and products achieving a high degree of consumer acceptance in that market. If we misjudge the market for our products, we may be faced with significant excess inventory for some products and missed opportunities for other products.

Implementation of our business strategy also involves the continued expansion of our network of Company-operated retail stores around the world. Over the next two years, our goal is to open and operate directly or through franchises a number of additional Samsonite Black Label retail locations in large-market, fashion oriented international shopping districts in cities such as New York, London and San Francisco, as well as a number of additional Samsonite stores in high-traffic street locations and/or shopping malls. Our ability to continue opening these new store locations depends upon, among other things, our ability to operate them at a profit, finance their opening and operations, secure them at reasonable rental rates and hire and train management and personnel to staff the stores. If we cannot address these challenges successfully, we may not be able to expand our business or increase our revenues at the rate we currently contemplate.

Part of our retail strategy relies upon our ability to lease quality locations at competitive prices. We may incur significant costs if our retail strategy fails and we are forced to close retail locations.

We lease the majority of our Company-operated retail stores. We are planning to increase our network of Company-operated retail stores around the world. Accordingly, the success of this aspect of our strategy is in part dependent on our ability to secure affordable, long-term leases and to secure renewals of such leases. Additional Samsonite Black Label retail stores will be located in areas typically associated with the sale of luxury goods. Such properties are generally highly sought after, and we may face intense competition from other companies for these locations. There can be no assurance that we will be able to purchase or lease desirable store locations or renew existing store leases on acceptable economic terms.

In addition, we may be subject to potential financial risk associated with the cost of prematurely terminated leases. Failure of the Company-operated retail stores to grow revenues as expected may oblige management to close a store (or stores) and thereby terminate a lease agreement prior to its expiration. Premature termination of a lease agreement may cause us to incur asset write-downs for store lease acquisition costs, leasehold improvements, fixtures and fittings or inventory or incur a portion of the future lease costs after termination. In addition, it is possible that we may have to incur rental and other charges after closing such stores for undetermined periods up to the lease expiry date.

We must be able to maintain effective distribution channels that serve our customers’ purchasing patterns, and satisfactory control of our wholesale and license distribution channels is critical.

The retail market, particularly in the United States, is marked by rapid changes in distribution channels and customer purchasing patterns. Our products are sold through diverse distribution channels, from our Company-operated stores, through our website, and through retail locations of others, including department and specialty stores, national and mass merchant retailers, and warehouse clubs. Therefore, maintaining good relationships with superior distribution or joint venture partners and establishing new distribution channels to better serve our customers’ purchasing patterns is key to our continued success. Additionally, if distribution channel trends and purchasing preferences change and we are not positioned to take advantage of such changes, we could be excluded from important market segments and our sales and results of operations could be adversely affected.

To achieve the geographical breadth that we are targeting, in some countries we enter into joint ventures to run our business. There can be no assurance that such joint ventures will prove successful. We also rely on our ability to control our distribution networks and licensees to ensure that our products are sold in environments consistent with our brand image. Any action by any significant wholesale customer or licensee, such as presenting Samsonite products in a manner inconsistent with our preferred positioning, could be damaging to our brand image. If, due to regulatory, legal or other constraints, we are in any way unable to control our wholesale distribution networks and licensees, the Samsonite brand image, and therefore our results and profitability, may be adversely affected.

Some of our product lines are manufactured under licensed trademarks and any failure to retain or renew such licenses on acceptable terms may have an adverse effect on our business.

Our license agreement with Lacoste allows us to design, manufacture and market an extensive range of luggage, bags and leather goods under the Lacoste brand name. Products sold under the Lacoste brand name accounted for revenues of $47.4 million, or 5.0 percent of our revenues, in fiscal year 2006. The Lacoste license agreement requires us in each year to achieve increasing minimum net sales of Lacoste branded goods in the various territories in which we have agreed to sell such goods. If these minimum net sales are not achieved for two consecutive years in any particular territory, Lacoste has the right to terminate the license agreement with respect to that territory. Additionally, in fiscal year 2006, we entered into a license agreement with the Timberland Company, or Timberland, which allows us to design, manufacture and market luggage, business and computer cases and backpacks under the Timberland brand name. The Timberland license agreement requires us in each year to achieve increasing minimum net sales of Timberland branded goods and to make increasing annual royalty payments to Timberland. If we do not achieve these minimum net sales targets or make these royalty payments in any year, Timberland has the right to terminate the license agreement or to refuse to renew the license agreement when it expires on December 31, 2011. We may not be successful in maintaining or renewing the Lacoste or Timberland licenses, or other licenses which are of commercial value to us, on terms that are acceptable to us or at all. The loss of the Lacoste or Timberland licenses could have a material adverse affect on our business, results of operations and financial condition.

Brand recognition and image are important to the success of companies in our industry.

Our financial performance is influenced by the success of our brands, which, in turn, depends on factors such as product design, the distinct character of the products, the materials used to manufacture the products, the image of our stores, communication activities, including advertising, public relations and marketing, and general corporate profile. Additionally, our business strategy relies, in part, upon the successful carry-over of the Samsonite brand name to other product categories and the luxury goods market. Failure of the Samsonite brand name to carry-over to other products or the luxury goods market, or failure to maintain or increase the stature of our pre-existing brands or to successfully develop new brands could have an adverse effect on our operating results and financial condition.

We may not be able to realize the cost-saving benefits associated with the use of overseas third party vendors, and our vendors may be unable to deliver products in a timely cost-effective manner or to meet our quality standards.

A significant portion of our net sales is derived from products which are manufactured by third party vendors, a majority of which are located in Asia and Eastern Europe. A significant change in these countries’ economic policies could adversely affect our ability to manufacture our products in such countries. The implementation of higher tariffs, quotas or other restrictive trade policies by those countries to which these third party vendors export their products could negatively impact the cost-saving benefits of these outsourced operations overseas. These factors could adversely affect our ability to maintain or commence low-cost operations outside the United States and the European Union. Additionally, the violation of labor or other laws by any of our third party vendors, or the divergence of third party vendors’ labour practices from those generally accepted as ethical by us or others in the United States and the European Union, could damage our reputation and force us to find alternative manufacturing sources.

These third party vendors are subject to many risks, including foreign governmental regulations, political unrest, disruptions or delays in shipments, changes in local economic conditions and trade issues. These factors, among others, could influence the ability of these third party vendors to make or export our products cost-effectively or at all or to procure some of the materials used in these products. We depend upon the ability of these vendors to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Additionally, currency exchange rate fluctuations could increase the cost of raw materials or labor for these third party vendors, which they could pass along to us, resulting in higher costs and lower margins for our products, if we cannot pass these higher costs on to customers.

If any of these factors were to render a particular country undesirable or impractical as a source of supply, there could be an adverse effect on our business. Our reliance on these vendors and the lack of direct control over these operations could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a vendor’s failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

We are dependent on our trademarks and patents, and our products are and may continue to be the subject of counterfeit reproduction.

As a leading luggage manufacturer and retailer, we are dependent on our ability to protect and promote our trademarks, patents and other proprietary rights. We believe that our trademarks are adequately supported by applications for registrations, existing registrations and other legal protections in our principal markets. We own approximately 110 U.S. patents and approximately 782 patents (i.e., patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 323 patent applications pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. The patents we hold provide barriers to competition in applicable portions of our business, primarily associated with hardside and hybrid luggage products. The loss of some or all of the protection of the patents could make it easier for other companies to enter our markets and compete against us by eroding our ability to differentiate our products. We cannot exclude the possibility that our intellectual property rights may be challenged by others or that we may be unable to register our intellectual property rights or otherwise adequately protect them in some jurisdictions. In addition, there can be no assurance that other companies will not be able to design and build competing products in a manner that does not infringe our patents.

Furthermore, the luggage retail market is subject to numerous instances of product counterfeiting and other trademark infringements. A significant presence of counterfeit products on the market can negatively impact both the sales and the brand image of a manufacturer. Although we devote substantial resources on a worldwide basis to the protection of our intellectual property rights including, when appropriate, taking legal action, there can be no assurance that the actions taken by us to establish and protect the use of our intellectual property will be successful. The law and practice relating to the protection of intellectual property rights varies greatly from country to country and, as a result, our rights are more vulnerable in some jurisdictions than others. If any of our products are the subject of widespread counterfeit production or other similar trademark infringements, our business, financial condition and results of operations could be adversely affected.

The luggage market is highly fragmented; we face competition from many smaller competitors.

We compete with many domestic and international companies in our global markets. We compete based on brand name recognition, consumer advertising, product innovation, quality, differentiation of product features, customer service and price. The worldwide luggage market is highly fragmented, meaning that we have many competitors. Our products compete with other brands of products within their product category and with private label products sold by retailers, including some of our wholesale customers. We compete with numerous manufacturers, importers and distributors of luggage, accessories and other products for the limited space available for the display of these products to the consumer. Given the general availability of contract-manufactured products, barriers to entry into the manufacturing of softside luggage are relatively low and we face competition from many low-cost manufacturers of inexpensive, softside luggage products. We cannot guarantee that we will be able to compete effectively in the future in our markets.

Failure to attract and retain key and qualified personnel may adversely affect our ability to conduct our business.

Our future success depends, in large part, on the efforts and abilities of our executive officers and design teams who execute our business strategy and identify and pursue strategic opportunities and initiatives. In particular, we are highly dependent on the continued services of Marcello Bottoli, our President and Chief Executive Officer, and other executive officers and key employees who possess extensive industry knowledge. We are a party to employment agreements with these executives which provide for compensation and other benefits. The agreements also provide for severance payments under certain circumstances. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from that loss, could have a material adverse effect on our business. We may incur costs to replace key employees who leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner. As the business grows, we will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management level, sales and other employees. We cannot guarantee that we will be able to attract and retain personnel as needed in the future.

Certain corporate transactions require the approval of our major stockholders.

Our three major stockholders and their affiliates control approximately 85% of our voting stock. Samsonite is a party to a July 31, 2003 Stockholders’ Agreement with the major stockholders and others relating to the ownership rights and corporate governance of Samsonite. Pursuant to the terms of the Stockholders Agreement, the major stockholders have agreed to take all actions in their power to elect nominees selected by the major stockholders to our board of directors in the future. As a result, eight of the nine members of our board of directors are nominees of the major stockholders. In addition, our ability to take certain actions, including amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including debt incurrences, stock issuances, acquisitions, asset sales and the like), is subject to the written consent of either all or two-thirds (depending on the action) of the major stockholders so long as the major stockholders collectively continue to hold 25% of our outstanding voting stock. Accordingly, for the foreseeable future, our major stockholders will exercise significant influence over our board of directors and business and operations.

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

The business of our subsidiaries with international operations may be adversely affected by international business risks and fluctuations in currency exchange and translation rates.

Approximately 63 percent of our net revenues for fiscal year 2006 were attributable to our European and other foreign operations, which include significant operations throughout Asia and Latin America, and approximately 37 percent of our net revenues for fiscal year 2006 were attributable to our U.S. sales. In addition to our U.S. and European distribution subsidiaries, we have wholly owned distribution subsidiaries in Canada, Latin America (Mexico, Colombia and Peru) and Asia (Singapore, Hong Kong, China, Japan, Taiwan and Malaysia). In March 2006, we purchased the minority partner interest in our Japanese joint venture and we now own 100 percent of our Japanese subsidiary. We have manufacturing subsidiaries in Belgium, Eastern Europe (Hungary and Slovakia) and Asia (India). We are also a partner in joint ventures in Latin America (Brazil, Argentina and Uruguay) and Asia (South Korea and India). Our operations may be affected by economic, political, social and governmental conditions in the countries where we have manufacturing facilities or where our products are sold. In addition, factors such as changes in economic or political conditions in any of the countries in which we operate could be impacted by unfavourable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on our operations, or expropriation.

Our financial condition and results of operations may be adversely affected by fluctuations in the value of the U.S. dollar compared to the euro and other currencies. We face foreign currency transaction risks. In fiscal years 2004, 2005 and 2006, 59.8 percent, 61.8 percent and 62.5 percent, respectively, of our revenues were denominated in currencies other than the U.S. dollar. Because we report our financial results in U.S. dollars, we also face a currency translation risk to the extent that the assets, liabilities, revenues and expenses of our subsidiaries and joint ventures are denominated in currencies other than the U.S. dollar. Most of those subsidiaries operates using the functional currency of the country in which it is located. During fiscal years 2004 and 2005, our results of operations were positively impacted by the strengthening of the euro and other foreign currencies relative to the U.S. dollar. While exchange rate fluctuations over the past several years have been to our benefit, future material fluctuations in the exchange rates of foreign currencies relative to the U.S. dollar could have a material adverse effect upon our business, financial condition or results of operations.

Any material weaknesses in our internal control over financial reporting could result in a misstatement in our financial statements.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of January 31, 2006, we did not maintain effective internal controls over financial reporting because of a material weakness in our internal controls over accounting for income taxes, including the calculation of deferred tax asset valuation allowances, which resulted in us having to restate our consolidated financial statements for fiscal years 2005, 2004 and 2003. Because of the material weakness, management concluded that disclosure controls were not effective as of January 31, 2006. To remediate the material weakness in controls over our accounting for income taxes, we have engaged an independent registered public accounting firm (other than our auditors, KPMG LLP) to perform an analysis of our internal controls over accounting for and disclosure of income taxes and expect to implement recommendations that result from such analysis. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

Our business may be adversely affected if we encounter complications in connection with our implementation of SAP information management software.

We are in the process of replacing all of our various business information systems worldwide with the SAP Enterprise Resource Planning (ERP) system. The pilot implementation begins in June 2006, and we expect implementation of the entire system to be completed in the first quarter of 2008. Any delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

If interest rates rise, our operating results may decline due to higher borrowing costs.

We have €100 million ($121.5 million at January 31, 2006) of senior floating rate notes outstanding, which bear an interest rate of Euribor plus 4.375 percent (6.848 percent at January 31, 2006). In addition, our senior revolving credit facility and the short-term credit lines that we use from time to time to finance our European operations are floating rate obligations. At January 31, 2006, we had borrowings under short-term credit lines of $9.4 million and no borrowings under our senior revolving credit facility. These amounts may vary from time to time throughout the year as our business needs fluctuate. If interest rates rise, our interest expense will increase and our results of operations will be adversely affected.

We have a leveraged capital structure which could adversely affect our financial health, our ability to service our indebtedness and to grow our business.

As of January 31, 2006 we had total indebtedness of $307.2 million and a stockholders’ deficit of $51.2 million. Our substantial debt could have consequences to security holders, including:

•       it could make it more difficult for us to satisfy our obligations on our public debt securities;

•       it may require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, which would reduce the cash flow available to us for operations, working capital, capital expenditures, acquisitions and general corporate purposes;

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

There can be no assurance that our cash flow and capital resources will be sufficient for us to make payments on our indebtedness or meet our other obligations in the future. If our cash flow and other capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets, try to obtain additional equity capital or refinance or restructure our debt, which among other things could potentially impair our growth strategy. There can be no assurance that any of those alternatives would be successful or allow us to meet our scheduled obligations in the future.

We are subject to restrictive covenants imposed by our existing credit facility, by the indentures governing notes we have issued and by an agreement we are party to with Pension Benefit Guaranty Corporation.

We completed a recapitalization to improve our capital structure on July 31, 2003. This recapitalization included, among other things, the entry by us into a $60 million revolving credit facility with General Electric Capital Corporation, or GE Capital, KBC Bank N.V. and certain other lenders. This credit facility contains customary financial and operating covenants, including, among other things, restrictions on our ability to pay dividends, incur indebtedness, merge, consolidate or transfer all or substantially all of our assets, make certain sales of assets, make investments, make capital expenditures, create, incur or permit the existence of certain liens, and engage in certain transactions with subsidiaries and affiliates. In addition, it requires us to achieve and maintain certain financial ratios. Such covenants will affect our operating flexibility and may require us to seek the consent of the lenders to certain transactions that we may wish to carry out. The failure to comply with the covenants would result in a default and permit the lenders under our credit facility to accelerate the maturity of the indebtedness issued thereunder.

The indentures governing the terms of notes we have issued contain numerous financial and operating covenants that, among other things, limit our and our subsidiaries’ ability to make certain payments and investments, including dividend payments, incur additional indebtedness or repay indebtedness, repurchase or redeem our shares, create liens or other encumbrances, sell or otherwise dispose of assets, merge or consolidate with other entities or engage in certain transactions with subsidiaries and affiliates.

Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in our indentures could result in an event of default under the indentures, which could permit acceleration of the notes and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.

We are party to an agreement with the Pension Benefit Guaranty Corporation, or PBGC, pursuant to which we have granted to PBGC an equal and ratable lien in an amount of $17.3 million in the assets pledged as security under our credit facility referred to above. We have also agreed not to transfer any of our assets held in the United States to any of our subsidiaries or other businesses outside of the United States (other than in the ordinary course of business) for the term of the agreement.

The indentures governing our senior and senior subordinated notes contain change of control provisions that could discourage a proposal for a takeover of us.

The indentures governing our senior and senior subordinated notes provide that, upon a change of control (as defined in each of the indentures), we will be required to make an offer to purchase all outstanding notes at a price equal to 101 percent of the principal amount thereof plus accrued and unpaid interest thereon to the purchase date. As at January 31, 2006, the principal amount outstanding under our senior and senior subordinated notes was $121.5 million and $174.9 million, respectively. The occurrence of certain of the events that would constitute a change of control would constitute a default under our credit facility and might constitute a default under our other indebtedness. In addition, our credit facility prohibits the purchase of the notes by us in the event of a change of control unless and until such time as the indebtedness under our credit facility is repaid in full. In the event of a change of control, there can be no assurance that we would have sufficient assets to satisfy all of our obligations under our credit facility and the notes.

We have significant underfunded and unfunded U.S. post-retirement obligations, which could adversely affect our liquidity.

Our U.S. defined benefit pension plan is significantly underfunded. As is typical, our U.S. retiree medical plans are unfunded. Pension contributions and payments under our retiree medical plans required to be made by us may decrease our available cash. In addition, accounting rule changes have been proposed that would, if adopted, have the effect of increasing the amount of the underfunding that we are required to take into account as a liability on our financial statements.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                PROPERTIES

The following table sets forth certain information relating to our principal offices, warehouse and manufacturing properties and facilities. All of our manufacturing plants, in our opinion, have been adequately maintained and are in good operating condition. We believe that our existing facilities have sufficient capacity, together with sourcing capacity from third parties, to handle our sales volumes for the foreseeable future. The Company’s headquarters in Denver share the same location as a distribution facility. On March 15, 2005, the Company sold its Denver, Colorado campus to a third party. The Company leased back the office building, warehouse and retail store for two years with options to extend the office and warehouse leases for two additional one-year periods. The owned plant and real estate in India is pledged as security on a loan.

Segment	Description	Owned or Leased
Corporate and Americas
Denver, CO	Americas headquarters, warehouse	Leased
Europe
London, England	Executive offices (as of May 2006)	Leased
Oudenaarde, Belgium	Manufacturing plant, warehouse, sales and administration	Owned
Szekszard, Hungary	Manufacturing plant	Owned
Samorin, Slovak Republic	Manufacturing plant	Owned
Saltrio, Italy	Sales and administration	Leased
Madrid, Spain	Sales and administration offices	Leased
Asia
Mumbai, India	Office	Leased
Nashik, India	Manufacturing plant, warehouse	Owned
Ningbo, China	Assembly plant, warehouse	Owned
Korea	Office, warehouse	Leased
Singapore	Office, warehouse	Leased
Hong Kong	Office, warehouse	Leased
Bandar Sunway, Malaysia	Office, warehouse	Leased
North America
Jacksonville, FL	Warehouse	Leased
Stratford, Canada (leased as of May 2006)	Warehouse	Leased
Mansfield, MA	Administrative, retail stores	Leased
Latin America
Mexico City, Mexico	Office and warehouse	Owned
Buenos Aires, Argentina	Warehouse	Leased/Owned
Uruguay	Warehouse	Leased
Sao Paulo, Brazil	Office	Leased

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $.01 per share (the “Common Stock”), is traded by dealers using the OTC Bulletin Board under the symbol “SAMC.OB”. The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 2005 and 2006 and through May 5, 2006 (as reported on the OTC Bulletin Board). The closing price of the common stock on the OTC Bulletin Board on May 5, 2006 was $1.13 per share.

	High	Low
Fiscal 2006
February 1, 2006 through May 5, 2006	$1.20	0.79
Fiscal 2006
Fiscal quarter ended:
April 30, 2005	$1.50	0.55
July 31, 2005	$1.04	0.75
October 31, 2005	$0.90	0.55
January 31, 2006	$0.95	0.58
Fiscal 2005
Fiscal quarter ended:
April 30, 2004	$0.95	0.43
July 31, 2004	$1.70	0.70
October 31, 2004	$1.43	0.60
January 31, 2005	$0.96	0.71

As of May 5, 2006, the number of holders of record of our Common Stock was 320.

The Company has paid no dividends on its common stock for the past two fiscal years. All holders of shares of our Common Stock share ratably in any dividends declared by our Board of Directors. The payment of dividends is at the discretion of our Board of Directors and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, extent of bank indebtedness and contractual restrictions with respect to the payment of dividends. The terms of our indebtedness, the certificate of designation for our convertible preferred stock, and the indentures for the senior floating rate notes and the 8 7/8% senior subordinated notes currently contain provisions which limit our ability to pay dividends on our common stock.

ITEM 6.                SELECTED FINANCIAL DATA

The selected historical consolidated financial information presented below is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	Year ended January 31,
	2006	2005	2004	2003	2002
		(restated)*	(restated)*	(restated)*
	(in thousands, except per share amounts)
Statement of Operations Data
Net Sales	$966,886	902,896	776,451	752,402	743,082
Gross Profit	$470,381	417,014	347,907	321,294	299,282
Gross Margin Percentage	48.7%	46.2%	44.8%	42.7%	40.3%
Operating Income	$73,035	65,735	67,690	68,739	20,767
Net Income (Loss)	$13,321	(9,698)	2,751	(2,455)	(33,554)
Preferred Stock Dividends and Accretion of Preferred Stock Discount	$(14,831)	(13,683)	(31,055)	(42,837)	(37,505)
Net Loss to Common Stockholders	$(1,510)	(23,381)	(28,304)	(45,292)	(71,059)
Weighted Average Common Shares Outstanding—Basic and Diluted	226,587	224,764	122,842	19,863	19,809
Loss per Common Share—Basic and Diluted	$(0.01)	(0.10)	(0.23)	(2.28)	(3.59)
Balance Sheet Data (as of end of period)
Cash and Cash Equivalents	$85,448	56,378	29,524	22,705	69,390
Property, Plant and Equipment, Net	$89,100	98,810	114,471	112,895	113,317
Total Assets	$567,251	563,083	501,888	493,664	529,864
Long-Term Obligations (including Current Installments)	$297,832	338,841	327,567	423,155	472,373
Stockholders’ Deficit	$(51,213)	(56,342)	(29,385)	(470,447)	(401,399)
Cash Dividend Declared per Common Share	$—	—	—	—	—

*                    The Company has restated its consolidated financial statements for its fiscal years ended January 31, 2005, 2004 and 2003 to correct an error in computing its deferred tax asset valuation allowance. See Note 2 to the consolidated financial statements included elsewhere herein.

The Company has implemented various restructuring plans and incurred restructuring charges in each of its fiscal years 2002 through 2006, which may affect the comparability of the selected historical consolidated financial information presented above, and the comparability of such information to future years’ financial information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the fiscal 2006, 2005 and 2004 restructurings.

Certain reclassifications have been made to the consolidated financial statements for the years ended January 31, 2005, 2004, 2003 and 2002 to conform to the January 31, 2006 presentation. See Note 1 to the consolidated financial statements contained elsewhere herein.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for each of the years in the three years ended January 31, 2006, 2005 and 2004 and should be read in conjunction with the selected financial data, the consolidated financial statements of the Company and notes thereto beginning on page F-1. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, “fiscal 2006” refers to the 12 months ended January 31, 2006 (or December 31, 2005 in the case of foreign operations). The Company’s operations consist primarily of the design, manufacture and distribution of luggage, as well as business, computer, outdoor and casual bags. We sell our products under a number of brand names, primarily Samsonite® and American Tourister®, and licensed brand names including Lacoste®. The Company also licenses its brand names and is involved with the design and sale of footwear. The discussion is organized under the following headings: Restatement of Financial Statements, Executive Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Financing and Other Matters, Critical Accounting Policies and New Accounting Standards.

Restatement of Financial Statements

As discussed in Note 2 to the accompanying consolidated financial statements, we have restated our consolidated financial statements as of and for the fiscal years ended January 31, 2005 and 2004 and other related financial data presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations to correct an error related to deferred income tax expense and net deferred income tax assets.

Executive Overview

The Company had significantly improved results for fiscal 2006 compared to the prior year. The Company believes these results were achieved as a result of progress made in executing its strategic plan and improved economic conditions affecting travel activities in many regions of the world.

The Company’s business plan involves the following strategies:

•       Increasing sales by positioning Samsonite as an elite, lifestyle brand by improving product assortment, acquiring complementary brands, expanding geographically, and maintaining investment levels in high-impact promotional activities.

•       Increasing gross profit margins by assuring that new product introductions carry higher margins than the products they are replacing, expanding Samsonite’s presence in the higher price-point and higher margin luxury segment of the market, making price increases where possible, and leveraging economies of scale in our supply chain to generate efficiencies and lower fixed costs.

•       Controlling and re-qualifying SG&A expenses from non-sales generating expenses in general and administrative cost to growth generative investments in brand support and promotion and retail expansion.

•       Improving cash flow through enhancements in operational performance and a reduction in working capital levels achieved by streamlining product lines, optimizing inventory levels and aggressively managing customer credit and vendor payment terms.

Consolidated revenues for the year ended January 31, 2006 increased to $966.9 million from $902.9 million in the prior year, an increase of $64.0 million or 7.1%. The increase in sales primarily resulted from improved worldwide travel activities. The sales increase was also driven by increased spending on brand and product support, with global sales and advertising spending increasing from

$57.2 million in the prior year to $70.8 million in fiscal 2006. New product lines and product innovation also fueled sales growth, most notably the Lacoste casual bag line and the popular Spinner four-wheel system incorporated into many of our best product lines. Economies in Asia, the United States and Latin America were very strong with high consumer confidence and spending levels on business and pleasure travel. Growth in our large European sales has slowed from historic levels as many economies in Western Europe were affected in fiscal 2006 by high unemployment and lower consumer spending levels. European consumer preferences are also trending toward softside luggage and casual bags versus hardside luggage. The Company’s direct retail sales in the United States that are predominantly through factory outlet stores were adversely affected by a general slowdown in the factory outlet mall business we believe was the result primarily of higher gasoline prices, although retail operating margins were better.

Operating income increased from $65.7 million in fiscal 2005 to $73.0 million in fiscal 2006. Execution of the strategic plan to improve margins resulted in a 250 basis point increase in gross profit margins from 46.2% in the prior year to 48.7% in fiscal 2006. Consolidated gross profit was $470.4 million in fiscal 2006 compared to $417.0 million in the prior year. Operating income for the current fiscal year is after deduction for restructuring charges and expenses of $11.2 million and asset impairment charges of $5.4 million. These charges relate primarily to the disposal of a manufacturing plant in France. Selling, general and administrative expenses were higher than the prior year by $39.7 million, an increase of 11.6%. The increase is due primarily to increased advertising and promotion expenses of $13.6 million, expenses related to implementation of a new ERP (Enterprise Resource Planning) system of $6.1 million, an increase in stock and deferred compensation expense of $1.5 million, and increased variable expenses associated with higher sales levels. The net loss to common stockholders was $1.5 million in fiscal 2006 compared to $23.4 million in the prior year.

The Company also made progress in reducing the number of SKU’s (stock keeping units) associated with its core product lines, reducing the level of days outstanding for accounts receivable, and extending payment terms to suppliers. In absolute dollar terms and adjusted for translation rates from last year to this year, both inventory and receivable levels are up somewhat because of the expanded Lacoste and Black Label product lines and higher sales levels. Working capital (accounts receivable plus inventory less accounts payable) improved by approximately $30.8 million primarily because of extending vendor payment terms. At January 31, 2006, the Company had cash on hand of $85.4 million and total debt of $307.2 million. This compares to cash on hand of $56.4 million and total debt of $354.3 million at January 31, 2005. During fiscal 2006, the Company retired $30.1 million of its 8 7/8% senior subordinated notes as a result of improved cash flow from operations. Availability on our revolving senior credit facility at January 31, 2006 was €22 million and $35.0 million.

The Company plans to continue execution of the above described strategic business plan and believes it has significant opportunities for future improvements to consolidated sales, margins and working capital. Key challenges the Company faces in executing its strategic plan in fiscal 2007 include the following:

•       Successful expansion into the luxury luggage and casual bag market through the Samsonite Black Label and Lacoste brand names.

•       Successful modification of our retail business model to operate stores under three different platforms: Samsonite Black Label, Samsonite, and Samsonite and American Tourister Factory Outlets.

•       Successful execution of our direct entry into the Japan market and certain emerging markets where we are negotiating new joint ventures with existing distributors.

•       Successful promotion of our European sales through more rapid product introductions and improved marketing and advertising.

•       Successful improvement of supply chain logistics, including better economies of scale and further reduction of fixed manufacturing costs.

The successful execution of the Company’s strategic business plan is subject to the risks and uncertainties as described elsewhere herein under Item 1A. Risk Factors.

Results of Operations

For purposes of this management’s discussion and analysis of operations, we are analyzing our net sales and operations as follows: (i) “Europe” operations, which include European sales, manufacturing and distribution, wholesale and retail operations; (ii) the “North America” operations, which include U.S. Wholesale, U.S. Retail sales and Canada operations; (iii) “Latin America” operations, which include operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia” operations, which include the sales, manufacturing and distribution operations in India, China, Singapore, South Korea, Japan, Taiwan and Malaysia; and (v) Other Operations which include certain licensing activities and Corporate headquarters. In May 2006, the Company opened a London office where its Chief Executive Officer and certain other key executives will be located.

Certain reclassifications have been made to the consolidated financial statements for the years ended January 31, 2005 and 2004 to conform to the January 31, 2006 presentation. See Note 1 to the consolidated financial statements contained elsewhere herein.

Fiscal 2006 Compared to Fiscal 2005

Sales.   The following is a summary of the Company’s revenues by geographic area:

	Year ended January 31,
	2006	2005
	(in millions)
Europe	$417.4	406.0
North America	363.9	343.0
Asia	127.7	99.0
Latin America	41.8	36.1
Other	16.1	18.8
Total	$966.9	902.9

On a U.S. dollar basis, sales from European operations increased to $417.4 million in fiscal 2006 from $406.0 million in fiscal 2005, an increase of $11.4 million, or 2.8%. Changes in currency translation rates from fiscal 2005 to fiscal 2006 had a very small effect on reported European sales. Expressed in the local European currency (euros), fiscal 2006 sales increased by 3.0%, or the U.S. constant dollar equivalent (calculated using the prior year average translation rate) of $12.2 million, from fiscal 2005. The increase in European sales is attributable to the southern and eastern European countries where we posted sales increases from the prior year. This overall increase in European sales occurred despite weak or flat economic conditions throughout the western European countries and the United Kingdom where sales declined from the prior year. Fiscal 2006 sales trends were away from structured hardside and softside luggage sales, which declined by a combined 5% and towards casual and outdoor product sales, which increased by 28% over the prior year. Sales of Lacoste brand products accounted for much of the increase in the sales of casual bag products. European sales continue to be concentrated in the department and specialty store channels, which accounted for approximately 70% of total European sales in both fiscal 2006 and 2005. Sales through our Company-operated retail stores accounted for approximately 9% of European sales in both fiscal 2006 and 2005. The Company had 50 retail stores open throughout Europe at the end of fiscal 2006.

Sales from the North America operations increased to $363.9 million in fiscal 2006 from $343.0 million in fiscal 2005, an increase of $20.9 million, or 6.1%. The United States and Canada enjoyed strong economies during fiscal 2006 and increased demand for air travel. The strong economy coupled with increased advertising and promotional expenses and well-accepted new product offerings contributed to an 11.7% increase in U.S. wholesale sales, which increased from $203.5 million to $227.3 million. Fiscal 2006 sales trends were away from hardside luggage, which declined to 6.2% of North American sales in fiscal 2006 from 8.1% in fiscal 2005, and toward softside luggage, which increased to 71.5% of North American sales in fiscal 2006 from 67.0% in fiscal 2005. Sales of casual and outdoor bags were approximately the same as the prior year. Business and computer case sales declined by approximately 6.1% from the prior year. Sales through traditional distribution channels (department and specialty stores) increased by $9.4 million, or 12.5%, over the prior year; sales in non-traditional channels (exclusive label, mass merchants, warehouse clubs, office product superstores) increased by $9.0 million, or 10.6% over the prior year as the Company strategically terminated economically unattractive relationships with select OEMs and certain retailers. Sales in the traditional channel and non-traditional channels were about 41% and 55%, respectively, of total wholesale sales in both fiscal years 2006 and 2005. Our U.S. retail sales, which are primarily through Company-operated factory outlet stores, declined by $3.8 million, a decrease of 3.1%. Sales in factory outlet stores were adversely affected by higher gas prices and price discounting at urban and suburban malls. U.S. wholesale and retail sales were helped by consumer acceptance for the Spinners product (a four wheel system which is featured in several different product lines). In our company-operated retail stores, comparable store sales for fiscal 2006 increased by 0.7%. Comparable store sales increase is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year. Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation. There were 189 company-operated retail stores at January 31, 2006 and 2005. Canadian sales increased by $0.9 million from $16.5 million in fiscal 2005 to $17.4 million in fiscal 2006.

Sales from Asia operations increased to $127.7 million in fiscal 2006 from $99.0 million in fiscal 2005, an increase of $28.7 million or 29.0%. The increase in sales is primarily due to higher sales in South Korea and China, which increased by $5.9 million and $4.9 million, respectively. Asian sales growth resulted from an increase in the number of retail stores and the introduction of new product lines during the year.

Sales increased in all our Latin America operations to $41.8 million in fiscal 2006 from $36.1 million in the prior year, or 15.8%. Sales in Mexico and Brazil increased $2.6 million and $1.4 million, respectively, due to improved category management, economic conditions, and consumer acceptance of new products.

The decrease in Other revenues of $2.7 million was primarily due to the termination of an agreement with a Samsonite licensee in Japan, which caused royalty revenues to decline by $4.5 million. Other revenues also include a $3.2 million gain on the sale of certain apparel trademark rights.

Gross Profit.   The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in selling, general and administrative expenses (“SG&A”): warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold. For the year ended January 31, 2006 and 2005, the Company had warehousing and freight-out expenses of $56.4 million and $55.1 million, respectively.

Consolidated gross profit in fiscal 2006 was $470.4 million compared to $417.0 million in fiscal 2005, an increase of $53.4 million. Consolidated gross margin as a percentage of sales increased by 250 basis points to 48.7% in fiscal 2006 from 46.2% in fiscal 2005.

Gross margins for Europe increased to 47.5% in fiscal 2006, from 45.0% in the prior year period, an increase of 250 basis points. Gross margin percentages increased for the year due primarily to sales price increases and increased product sourcing from the Far East at lower product costs and reduction of fixed manufacturing costs from restructurings.

Gross margin percentage for North America increased to 43.2% in fiscal year 2006, from 41.7% in the prior year period, an increase of 150 basis points. This increase is primarily due to an increase in U.S. Wholesale gross margin percentage to 33.5% in the current year from 31.1% in the prior year, which is a result of price increases and increased sales in higher margin channels. U.S. Retail gross profit margins increased to 61.5% in fiscal 2006 compared to 58.9% in fiscal 2005, due primarily to price increases and a change in product offerings to higher margin products.

Gross margin for Asia increased to 60.5% in fiscal 2006, from 56.4% in the prior year, an increase of 410 basis points. The increase is primarily due to price increases and increased sales within higher margin sales channels such as department stores.

Gross margin for Latin America increased to 51.7% in fiscal 2006, from 45.3% in the prior year, an increase of 640 basis points. The increase was primarily driven by stronger local currencies, which results in higher reported sales and lower product costs on purchases paid for in U.S. dollars.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A in fiscal 2006 was $381.2 million compared to $341.5 million in fiscal 2005, an increase of $39.7 million or 11.6%. The Company includes warehousing and freight-out costs in selling, general and administrative expenses, while comparable companies may include such costs in costs of goods sold. For the years ended January 31, 2006 and 2005, the Company had warehousing and freight-out expenses of $56.4 million and $55.1 million, respectively.

SG&A for Europe increased by $4.2 million, primarily due to a $4.3 million increase in advertising expense and a $2.5 million increase in variable selling expense and other SG&A expense of $0.3 million, offset by reductions of $1.3 million in bad debt expense and $1.6 million in other administrative expense. The bad debt provision was reduced because improved enforcement of credit terms and better collection efforts have reduced exposure to bad debts.

SG&A for North America increased by approximately $4.7 million due to increased advertising expense of $2.9 million, increased warehousing costs of $1.0 million and various other increases of $0.8 million.

SG&A for Asia increased by $19.3 million due to $7.9 million of expenses from the Japanese joint venture operations, increased advertising and promotional expense of $5.9 million, and increased variable selling expenses associated with higher sales levels. Operations of the Japan joint venture had not commenced in the prior year so its SG&A was incremental to total Asian SG&A in fiscal 2006.

SG&A for Latin America increased by $3.4 million due primarily to variable selling expenses associated with higher sales levels and higher advertising levels.

SG&A for the corporate headquarters and licensing increased by approximately $8.1 million due to ERP system implementation expenses of $5.7 million that were not incurred in the prior year, an increase in pension expense of $3.2 million, an increase in stock and deferred compensation expense of $1.5 million, an increase of $1.0 million for global marketing and design, offset by a decrease in consulting expense of $2.2 million and various other decreases totaling $1.1 million.

Provision for Restructuring Operations and Asset Impairment Charge.   The Company recorded restructuring charges totaling $11.2 million and asset impairment charges of $5.4 million during fiscal year 2006, primarily in the European segment, including $1.2 million of restructuring related expenses that are included in cost of sales.

A restructuring and impairment charge was incurred in connection with the August 31, 2005 sale of the Henin-Beaumont, France facility (the “H-B site”). The Company made cash payments to the purchaser of $9.9 million and has an additional payment obligation of $1.4 million in 24 months, all of which relates to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 206 employees at the H-B site. A restructuring charge of $8.6 million was recorded related to these payments, which represents the amount of the cash payment obligations less amounts previously accrued for pension liabilities for the H-B site employees. The Company also incurred legal and consulting costs of approximately $1.2 million related to the sale of the H-B site that are included in cost of sales. An asset impairment charge of $5.4 million was also recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold to the purchaser. In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 24 months following the sale. The Company estimates that the sale of the plant will result in the elimination of annual fixed manufacturing overhead of approximately $5.2 million, which includes $1.4 million of depreciation expense.

The Company also relocated its softside development center from Torhout, Belgium to its Oudenaarde, Belgium facility and eliminated the remaining positions at its Tres Cantos, Spain manufacturing facility. Each facility had been significantly downsized and restructured over the past several years. A restructuring charge of $1.4 million was recorded related to severance obligations for 18 employees terminated as a result of these actions. Annual savings of manufacturing overheads of approximately $0.5 million are expected. No additional costs are expected to be incurred during fiscal 2007 related to the closure of the Torhout and Tres Cantos facilities.

The restructuring and impairment charges relate to the sale of the Company’s hardside manufacturing facility in France and the shutdown of its Torhout, Belgium and Tres Cantos, Spain facilities, part of the Company’s continuing efforts to reduce fixed manufacturing costs by closing inefficient facilities and increasing the amount of products sourced from low-cost manufacturing regions of the world.

Interest Expense and Amortization of Debt Issue Costs.   Interest expense declined to $30.5 million in fiscal 2006 from $35.2 million in fiscal 2005. The decline in interest expense is due to lower interest rates and debt levels. During fiscal 2006, the Company retired $30.1 million of the 8 7/8% senior subordinated notes. In connection with the retirement of the notes, the Company incurred costs of $2.7 million which were charged to other expense for market premiums of $2.1 million and the write-off of $0.6 million of deferred financing costs. Interest expense includes $2.5 million of amortization of debt issuance costs in fiscal 2006 and $2.4 million in fiscal 2005. During the second quarter of fiscal 2005 the Company completed a refinancing of the Company’s senior subordinated notes. To refinance the 10 3/4% notes and to pay the tender and redemption premiums of $13.7 million, the Company issued €100 million of senior floating rate notes due in 2010 and $205.0 million of 8 7/8% senior subordinated notes due in 2011. A total of $8.0 million of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. In connection with the refinancing, costs of $17.8 million were charged to other expense for redemption premiums of $13.7 million and the write-off of $4.1 million of deferred financing costs.

Other Income (Expense)—Net.   The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Year ended January 31,
	2006	2005
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts	$1.2	0.4
Gain (loss) on disposition of fixed assets, net	(0.1)	0.8
Foreign currency transaction gains (losses)	(0.5)	0.6
Pension expense	(2.8)	(2.8)
Redemption premium and expenses on retirement of senior subordinated notes	(2.7)	(17.8)
Due diligence costs	(2.8)	(0.7)
Other, net	(2.2)	(4.1)
	$(9.9)	(23.6)

Net gain (loss) from forward foreign currency delivery contracts represents the net of realized and unrealized gains and losses on hedges of the Company’s earnings from its European operations. These hedges do not qualify for hedge accounting treatment under SFAS 133 and are marked to market at the end of each accounting period. During fiscal years 2006 and 2005 the Company had realized gains (losses) of $2.2 million and $(0.2) million and unrealized gains (losses) of $(1.0) million and $0.6 million, respectively.

Foreign currency transaction gains (losses) included in other income (expense) represent the gain or loss on intercompany payables and receivables denominated in currencies other than the functional currency. Foreign currency gains (losses) on settlement of accounts receivable or payable related to operational items are recorded in cost of sales.

Pension expense represents the actuarial determined pension cost associated with the pension plans of two companies unrelated to our operations whose pension obligations were assumed by us as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which we were a part prior to 1993. For a further discussion of pension plan expense, see “Pension Plans” under Critical Accounting Policies.

As noted under “Interest Expense”, the Company incurred redemption premiums of $2.1 million and wrote-off deferred financing expenses of $0.6 million in fiscal 2006 related to the retirement of $30.1 million of subordinated notes. In fiscal 2005, the Company charged $17.8 million to other income (expense) related to the refinancing of its outstanding subordinated notes.

Due diligence costs in fiscal 2006 and 2005 relate to accounting and legal costs incurred to perform due diligence on two potential acquisitions, neither of which were completed.

Other, net expense decreased to $2.2 million in fiscal 2006 from $4.1 million in fiscal 2005 due to costs in the prior year associated with the initial investment in the Japan joint venture of $1.0 million and expenses of $0.7 million incurred to settle a claim for an environmental matter related to the manufacturing and office building site occupied by the Company until the late 1960s in Denver, Colorado.

Income Taxes.   Income tax expense increased to $16.5 million in fiscal 2006 from $13.7 million in fiscal 2005. The increase in income tax expense is due to higher income before taxes in Asia and Latin America and a higher effective tax rate in Europe. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized results primarily because of (i) the tax rate differential on foreign earnings, (ii) permanent differences for stock compensation, (iii) state income taxes, (iv) the change in the valuation allowance primarily attributable to U.S. net operating losses that do not provide a benefit, and (v) U.S. taxes on foreign dividends and deemed dividends.

Preferred Stock Dividends and Accretion of Preferred Stock Discount.   This item represents the accrual of dividends on the outstanding 8% convertible preferred stock issued in the 2003 recapitalization. Dividends have accrued on the preferred stock since July 31, 2003 and compound quarterly. The increase in dividends of $1.1 million in fiscal 2006 compared to fiscal 2005 is due to the compounding effect of accrued dividends.

Net Loss to Common Stockholders.   The net loss to common stockholders decreased to $1.5 million in fiscal 2006 from $23.4 million in fiscal 2005, and the net loss per common share declined to $0.01 in fiscal year 2006 from $0.10 per share in fiscal year 2005. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2006 and 2005 was 226,587,304 and 224,764,006, respectively. The Company had 227,159,626 shares of common stock outstanding as of January 31, 2006.

Fiscal 2005 Compared to Fiscal 2004

Sales.   The following is a summary of the Company’s revenues by geographic area:

	Year ended January 31,
	2005	2004
	(in millions)
Europe	$406.0	346.1
North America	343.0	306.6
Asia	99.0	74.1
Latin America	36.1	29.5
Other	18.8	20.2
Total	$902.9	776.5

On a U.S. dollar basis, sales from European operations increased to $406.0 million in fiscal 2005 from $346.1 million in fiscal 2004, an increase of $59.9 million, or 17.3%. Expressed in the local European currency (euros), fiscal 2005 sales increased by 7.3%, or the U.S. constant dollar equivalent of $25.1 million, from fiscal 2004. The increase in sales was caused by a generally stronger economic climate in most European countries, with the exception of Germany, and an increase in air travel from prior year levels, which had been negatively affected by the SARS epidemic and the armed conflict in Iraq. Product sales increased in the luggage and structured bags category and the casual bag category. Hardside product sales declined by 4.1%. Consumer preference in Europe continues to trend towards softside products. Two of our largest European customers, Gold-Krone and Karstadt, experienced financial difficulties during fiscal 2005, which negatively impacted sales. We continue to sell to the individual members of the Gold-Krone buying group and Karstadt’s situation has improved as a result of its financial restructuring initiatives.

Sales from the North America operations increased to $343.0 million in fiscal 2005 from $306.6 million in fiscal 2004, an increase of $36.4 million, or 11.9%. The increase was primarily due to an increase in U.S. Wholesale sales of $28.6 million, an increase in U.S. Retail sales of $6.1 million and an increase in Canada sales of $1.7 million. U.S. Wholesale sales increased to $203.5 million in fiscal 2005 from $174.9 million in the prior year, an increase of 16.4%. Prior year sales were negatively affected by a decrease in U.S. travel as a result of the armed conflict in Iraq. U.S. Wholesale sales were higher in the department store, mass merchant and specialty product channels and lower in the warehouse club channel. Sales in the U.S. Retail division increased to $123.1 million in fiscal 2005 from $117.0 million in the prior year due to price increases associated with higher quality products, an improved mix of accessory related items, and increased advertising. In our company stores, same store sales for fiscal 2005 increased by 5.4%. Comparable store sales is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year. Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation. As of January 31, 2005, there were 182 company-owned retail stores, compared to 202 stores at January 31, 2004.

Sales from Asian operations increased to $99.0 million in fiscal 2005 from $74.1 million in fiscal 2004, an increase of $24.9 million or 33.6%. The increase in sales is primarily due to higher sales in South Korea, Hong Kong and India. Sales in many areas of Asia in the prior year were adversely affected by the SARS epidemic scare. Asian sales growth also resulted from an increase in the number of retail stores and the introduction of new product lines during the year. In January 2005, we executed a joint venture agreement with a local partner in Japan to commence operations as a direct sales marketer in Japan. Previously the Japanese market was served under a license agreement with another luggage manufacturer.

The increase in sales of Latin America to $36.1 million in fiscal 2005 from $29.5 million in the prior year, or 22.4%, was primarily due to improved Mexican, Brazilian and Argentine economies, expansion of direct sales efforts in several areas, and the success of new product developments.

The decrease in licensing revenues of $1.4 million is primarily due to a non-recurring $1.8 million royalty received in the prior year upon the settlement of a trademark infringement action against a third party.

Gross Profit.   The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overheads. The Company includes the following types of costs in selling, general and administrative expenses (“SG&A”): warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Consolidated gross profit in fiscal 2005 was $417.0 million, compared to $347.9 million in fiscal 2004, an increase of $69.1 million. Consolidated gross margin as a percentage of sales increased by 1.4 percentage points to 46.2% in fiscal 2005 from 44.8% in fiscal 2004. Higher margins and gross profit in fiscal 2005 compared to fiscal 2004 were primarily due to (i) lower costs in Europe and Asia from the effect of a stronger European currency on product costs paid for in U.S. dollars, (ii) the continued effects of shifting production and product sourcing to lower cost countries, (iii) the reduction in fixed manufacturing costs through the Company’s operational restructuring activities, and (iv) increased sales from Company-operated retail stores which carry higher margins. Also, in the fourth quarter of fiscal 2005, the Company began an initiative with the goal of decreasing its number of worldwide inventory SKUs (stock keeping units) by 25% by the end of fiscal 2006. The goal of this initiative was to reduce warehousing costs and to improve and simplify product assortment and was substantially achieved in fiscal 2006. Because the Company discounted these products more than historically required to sell excess inventories, an incremental obsolescence provision of approximately $3.9 million was recorded in the fourth quarter of fiscal 2005. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The increase in gross profit was achieved despite the effect of higher oil prices during the year. Higher oil prices affect the cost of polypropylene (used in the manufacture of hardside luggage) and certain materials used in the manufacture of softside luggage.

Selling, General and Administrative Expenses (“SG&A”).   Consolidated SG&A in fiscal 2005 was $341.5 million compared to $273.2 million in fiscal 2004, an increase of $68.3 million or 25.0%. The increase was primarily due to an increase of variable selling expenses associated with higher sales levels compared to the prior year. Other items affecting the total increase in SG&A included higher advertising expenses of $14.9 million, the exchange rate difference which caused an $11.8 million increase in Europe’s SG&A, stock option expense of $4.0 million related to options granted to executive officers during the year and higher corporate consulting expenses of $2.9 million related to Sarbanes-Oxley compliance and other projects. The Company includes warehousing and freight-out costs in selling, general and administrative expenses, while comparable companies may include such costs in costs of goods sold. Warehousing costs and freight-out expenses were approximately $55.1 million in fiscal year 2005.

Variable selling expense in Europe increased during the year due to higher freight and warehousing expenses resulting from increased sales, higher Lacoste royalties resulting from an increase in Lacoste sales, and higher service after sales expenses. U.S. Wholesale SG&A expense increased due to higher variable selling expense related to higher sales levels and lower discretionary expenses in the prior year when sales were depressed due to the effects of the conflict in Iraq. Increases in SG&A for U.S. Retail, Other Americas and Asia were consistent with the increase in sales.

Provision for Restructuring Operations and Asset Impairment Charge.   We recorded restructuring charges of $5.9 million in fiscal 2005, comprised of the following elements: we recorded a restructuring provision of $3.4 million for the closure of the Tres Cantos, Spain manufacturing plant and recorded severance costs associated with approximately 40 positions that were eliminated; we recorded a charge of $0.7 million for lease termination costs related to the closure of the Nogales, Mexico production facility; we recorded a restructuring provision of $1.8 million related to severance for the elimination of approximately 96 positions in our North American and Latin American operations.

Interest Expense and Amortization of Debt Issue Costs and Premium.   Interest expense and amortization of debt issue costs declined to $35.2 million in fiscal 2005 from $43.5 million in fiscal 2004. The decline in interest expense was due primarily to lower interest rates under our senior credit facilities primarily as a result of the recapitalization completed midway through fiscal 2004 and the refinancing of the Company’s senior subordinated debt completed in June 2004 (fiscal 2005). Interest expense included $2.4 million in amortization of debt issuance costs in fiscal 2005 and $2.2 million in fiscal 2004. During the second quarter of fiscal 2005 the Company completed a refinancing of the Company’s senior subordinated notes. To refinance the 10 3/4% notes and to pay the tender and redemption premiums of $13.7 million, the Company issued €100 million of senior floating rate notes due in 2010 and $205.0 million of 8 7/8% senior subordinated notes due in 2011. A total of $8.0 million of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. Additionally, a total of $4.1 million of unamortized deferred financing costs related to the original issuance of the 10 3/4% notes was written off to other income (expense).

Other Income (Expense)—Net.   The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Year ended January 31,
	2005	2004
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts	$0.4	(0.5)
Gain (loss) on disposition of fixed assets, net	0.8	(0.1)
Foreign currency transaction gains (losses)	0.6	2.0
Pension expense	(2.8)	(1.8)
Redemption premium and expenses on retirement senior subordinated notes	(17.8)	(5.8)
Due diligence costs	(0.7)	—
Other, net	(4.1)	(1.8)
	$(23.6)	(8.0)

Other net expenses increased by $15.6 million primarily due to $13.7 million of redemption premiums paid upon the refinancing of the 10 3/4% senior subordinated notes and the write-off of $4.1 million of deferred financing costs.

Pension costs represent the actuarial determined pension expense associated with the pension plans of two companies unrelated to our operations whose pension obligations were assumed by us as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which we were a part prior to 1993. The increase in pension expense was a result of the decrease in interest rates used to discount pension obligations. For a further discussion of pension plan expense, see “Pension Plans” under Critical Accounting Policies included below.

Other, net expense increased to $4.1 million in fiscal 2005 from $1.8 million in fiscal 2004 due to costs associated with the initial investment in the Japan joint venture and expenses incurred to settle a claim for an environmental matter related to the manufacturing and office building site occupied by the Company until the late 1960’s in Denver, Colorado.

Income Taxes.   Income tax expense increased to $13.7 million in fiscal 2005 from $11.2 million in fiscal 2004. The increase in income tax expense is due to higher foreign income taxes for the European operations because of the exchange rate difference and higher income before taxes. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized, results primarily because of (i) the change in the valuation allowance primarily attributable to U.S. net operating losses that do not provide a benefit, (ii) U.S. taxes on foreign dividends and deemed dividends, (iii) state income taxes, and (iv) the tax rate differential on foreign earnings.

Preferred Stock Dividends and Accretion of Preferred Stock Discount.   This item represents the accrual of dividends on the outstanding 8% convertible preferred stock issued in the 2003 recapitalization. Dividends have accrued on the preferred stock since July 31, 2003 and compound quarterly. The decrease of $17.4 million in fiscal 2005 compared to fiscal 2004 was due to the reduction in the coupon rate and face amount of the preferred stock outstanding as a result of the July 31, 2003 recapitalization.

Net Loss to Common Stockholders.   The net loss to common stockholders decreased to $23.4 million in fiscal 2005 from $28.3 million in fiscal 2004, and the net loss per common share declined to $0.10 in fiscal year 2005 from $0.23 per share in fiscal year 2004. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2005 and 2004 was 224,764,006 and 122,842,078, respectively. The Company had 224,834,708 shares of common stock outstanding as of January 31, 2005.

Liquidity and Capital Resources

At January 31, 2006, the Company had a consolidated cash balance of $85.4 million and working capital of $177.3 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flow from operations and cash availability under its senior credit facility. During fiscal 2006, the Company’s cash flow from operations was $71.6 million compared to $34.7 million in fiscal 2005. Cash flow from operations was positively affected by $35.7 million as a result of extending vendor payment terms to more closely align our payment terms with credit terms granted to customers. During fiscal 2006, the Company’s cash flow from operations together with amounts available under its credit facilities was sufficient to fund fiscal 2006 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company’s senior credit facility provides for a maximum borrowing base of $35.0 million for the Company and €22 million for its European subsidiary. The borrowing base under the U.S. facility is generally calculated as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for intangible assets and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At January 31, 2006, these borrowing base calculations resulted in $35.0 million available for borrowing in the United States and € 22 million available for borrowing by the European subsidiary. At January 31, 2006, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility that reduced the net availability on the U.S. line of credit to $30.4 million. At January 31, 2006, no amounts were outstanding under the European portion of the facility.

The Company’s long-term debt structure includes $174.9 million of 8 7/8% senior subordinated notes which are due in 2011 and € 100 million of euro-denominated floating rate notes that are due in 2010. The euro denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly. At January 31, 2006, the rate was 6.848%. As a result of the increase in cash flow from operations, the Company was able to retire $30.1 million of the 8 7/8% senior subordinated notes during fiscal 2006.

The Company incurred capital expenditures of $23.1 million during fiscal 2006 compared to $12.5 million in fiscal 2005. The increase in capital expenditures resulted primarily from costs related to the purchase and implementation of the ERP system of $8.1 million and various facility improvements of $3.9 million, including leasehold improvements for the Mansfield, MA office. During fiscal 2006, the Company also incurred capital costs totaling $7.6 million for equipment purchases and other capital costs related to the manufacture of new products and factory upgrades, capital costs totaling $3.0 million for retail store expansion and improvements, and capital costs related to various other projects of $0.6 million.

The Company’s results of operations and cash flow are particularly sensitive to any events that affect the travel industry, such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats such as SARS, or any other event that reduces or restricts travel. Any event that would have the effect of depressing results of operations or cash flows could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of January 31, 2006 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company’s lenders have issued letters of credit in the United States totaling $4.6 million and documentary letters of credit (which did not reduce borrowing capacity on the senior credit facility) in Europe totaling $1.6 million as of January 31, 2006. Samsonite Europe N.V. has issued other guaranties totaling $1.6 million primarily for rent obligations.

The following summarizes the Company’s contractual cash obligations under long-term debt and capital lease obligations, operating lease agreements and purchase commitments and other long-term liabilities as of January 31, 2006:

	Payments due by January 31
	2007	2008-2009	2010-2011	Beyond	Total
	(In thousands)
Long-term debt and capital lease obligations	$1,048	339	121,520	174,924	297,831
Estimated interest payments(a)	24,618	49,256	43,846	20,699	138,419
Operating leases	22,565	24,715	12,435	9,822	69,537
Purchase commitments(b)	50,165	2,250	—	—	52,415
Total contractual cash obligations	$98,396	76,560	177,801	205,445	558,202

(a)           Estimated interest payments were calculated as follows: (i) interest on short-term debt and the senior credit facility was based on amounts outstanding and interest rates during fiscal 2006, (ii) interest on the senior floating rate notes was based on the three-month Euribor rate at January 31, 2006 of 6.848%, and (iii) interest on the senior subordinated notes was based on the fixed interest rate of 8 7/8%.

(b)          Purchase commitments include contractual arrangements with suppliers. The total of purchase commitments and other long-term liabilities in the table above includes individual obligations over $50.

Other non-current liabilities of $87.0 million are excluded from this summary table. These liabilities consist of pension and post-retirement benefit liabilities of $74.3 million, stock compensation liabilities of $4.3 million, and miscellaneous other long-term liabilities of $8.4 million. Pension and postretirement benefits are excluded from the table because of the difficulty of estimating the timing of future settlement of these types of obligations. The Company estimates that it could be required to make payments for pension and post-retirement benefits from $1.0 million to $2.5 million in fiscal 2007, from $9.0 million to $23.0 million in fiscal 2008-2009, and from $6.0 million to $27.0 million in 2010-2011. Actual cash payments could vary significantly from these estimates based on actual future returns on pension assets, future interest rates, changes in ERISA funding regulations, and changes in health care costs, all of which are highly unpredictable.

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. The Company has also designated the principal balance of € 100 million ($121.5 million as of January 31, 2006) floating rate senior notes as a hedge of the foreign currency exposure related to the investment in its European operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

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

The Company’s accounting for its deferred tax asset valuation allowance, for inventory at the lower of cost or market value and for its U.S. defined benefit pension plan involve the accounting policies that are most affected by management’s judgment and the use of estimates.

Deferred Tax Asset Valuation Allowance

The Company has significant deferred tax assets amounting to approximately $102.8 million at January 31, 2006 related to its U.S. operations resulting from net operating loss carryforwards, deductible temporary differences, and tax credit carryforwards, which are available to offset future taxable income. Generally accepted accounting principles require that a valuation allowance be established for deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has assessed the likelihood that its U.S. deferred tax assets will be realized taking into consideration various factors including (i) the amount of taxable income expected to be reported in the fiscal 2006 U.S. tax return, (ii) the amounts of net operating losses reported over the past two years in its U.S. tax returns, (iii) the limitations caused by Section 382 of the Internal Revenue Code on the amounts of its accumulated U.S. net operating losses which may be utilized to offset future taxable income, (iv) the amounts of accumulated net operating losses which may be utilized to offset future taxable income under the built-in gain provisions of Section 382 of the Internal Revenue Code, (v) prudent and feasible tax planning strategies which may be implemented to realize the benefit of deferred tax assets, (vi) deferred tax liabilities related to future taxable amounts that may be realized within the carryforward periods of the U.S. net operating losses through prudent and feasible tax planning strategies, and (vii) the expiration periods for the U.S. net operating losses which do not begin until 2019. Based on these factors, the Company has determined that a valuation allowance of $77.6 million for its U.S. deferred tax assets is sufficient at January 31, 2006. In addition, the Company has recorded a valuation allowance of approximately $8.6 million at January 31, 2006 related to the full amount of deferred tax assets related to certain foreign subsidiaries with accumulated losses. Generally, no valuation allowance has been recorded for European deferred tax assets as the Company believes that realization is more likely than not.

Inventories

The Company writes down its inventory for estimated obsolescence or unmarketable inventory in amounts equal to the difference between the cost of such inventory and estimated market value based upon assumptions about future demand and market conditions for the products in our wholesale distribution channels and retail outlet stores. In the fourth quarters of fiscal 2005 and 2006, the Company began initiatives with the goal of decreasing its number of worldwide inventory SKUs (stock keeping units) by 25% by the end of fiscal 2006 and another 15% by the end of fiscal 2007. The goal of these initiatives is to reduce warehousing costs and to improve and simplify our product assortment. Because the Company will probably need to discount SKUs identified for elimination more than historically required to sell excess inventories in order to timely meet its reduction goal, incremental obsolescence provisions of approximately $3.9 million were recorded in each of the fourth quarters of fiscal 2005 and fiscal 2006. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company generally met its goal of 25% SKU reduction for fiscal 2006 and the obsolescence provision recorded in fiscal 2005 was adequate.

Pension Plans

The Company has a qualified defined benefit plan that covers most of its U.S. employees and a nonqualified defined benefit plan that covers certain senior executives. The Company records pension expense or pension income in accordance with SFAS 87, “Employers’ Accounting for Pensions.” The Company had charges to the results of operations from pension expense of $6.0 million for the fiscal year ending January 31, 2006 and $2.7 million for the fiscal year ending January 31, 2005 and a credit to the results of operations from pension income of $0.1 million for the fiscal year ending January 31, 2004. Inherent in pension valuations are several important assumptions, including discount rates, expected return on assets and rate of compensation increases, which are updated at the beginning of each plan year based on current market conditions. Significant changes in pension credits or expense may occur in the future due to changes in assumptions caused by changing market conditions.

The key assumptions used in developing the pension expense of $6.0 million related to these plans in fiscal 2006 were a 5.75% (i) discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. In the 2005 fiscal year assumptions used included a 6.25% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. The pension expense related to the Plans increased to $6.0 million in fiscal 2006 from an expense of $2.7 million in fiscal 2005 and from pension income of $0.2 million in fiscal 2004. Pension expense related to these plans is expected to be approximately $5.9 million in fiscal 2007. The increase in the pension expense from fiscal 2004 and fiscal 2005 to fiscal 2006 is a result of a decrease in plan assets caused by market conditions in the early 2000’s and the resulting sharp increase in the amount of unrecognized losses being amortized since then.

In selecting the discount rate of 5.75%, an analysis is performed in which the duration of projected cash flows from the pension plans is matched with a yield curve based on an appropriate universe of high quality corporate bonds that are available. Management uses the results of the yield curve analysis to select the discount rate that matches the duration and payment stream of the benefits in the plans. The rate is rounded to the nearest quarter of a percent. Holding all other assumptions constant, a one-half percentage point increase or decrease in the discount rate would have increased or decreased the fiscal 2006 pre-tax expense by approximately $0.8 million.

The Plans’ investment allocations are targeted at approximately 60%-70% large capitalization stocks and 30%-40% large capitalization corporate bonds. The Company considered the historical returns and future expectations for returns for each of these asset classes and the target allocation of the portfolio to develop the expected long-term rate of return assumption of 8.25%. Holding all other assumptions constant, a one-half percentage point increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2006 pre-tax expense by $0.8 million. The asset allocation and related assumed expected rate of return used in fiscal 2007 is not expected to be significantly different from fiscal 2006.

The Company’s actuaries calculate the Plans’ obligations at the end of each plan year (December 31) and such measurement date valuation is used to record pension obligations in the Company’s fiscal year-end financial statements in accordance with SFAS 87. Since fiscal year end January 31, 2003, the estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the “ABO”, has exceeded the fair value of the Plans’ assets. This result is primarily due to the decline in equity markets in the early 2000’s and a decline in the discount rate used to estimate the pension liability because of lower U.S. interest rates since 2002. As of fiscal year end January 31, 2006, the ABO exceeded the fair value of plan assets by $56.9 million. The increase in the excess of the ABO over the fair value of plan assets from the prior year resulted in a $9.2 million charge to stockholders’ equity (Other Comprehensive Income (Expense)). Future market conditions and interest rates significantly impact future assets and liabilities of the pension plan, and similar charges or credits to stockholders’ equity may be required in the future upon measurement of plan obligations at the end of each plan year.

The Company’s funding policy is to make any contributions required by ERISA. In fiscal 2006, the Company made a $2.5 million cash contribution to the qualified plan in accordance with a credit maintenance agreement entered into with the PBGC in connection with the July 31, 2003 recapitalization. This agreement requires that until April 30, 2006 the Company must make contributions to the plan sufficient to insure that certain ERISA defined credit balances do not fall below certain levels at the end of each plan year. In fiscal years 2006 and 2005, the Company made contributions of $2.5 million and zero, respectively, to the plan. Based on current stock market conditions, the interest rate environment and current ERISA funding regulations, the Company does not believe it will be required to make a contribution to the plan in fiscal 2007. See also Off-Balance Sheet Financing and Other Matters included elsewhere herein.

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board No. 20 (“APB 20”), “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance specific transition provisions are not included. SFAS 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle, unless impracticable. APB 20 previously required that most voluntary changes in principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change in accounting principle.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payments” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and is effective for public companies for annual periods beginning after June 15, 2005. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using a modified retrospective method. The Company will adopt SFAS 123 (R) on February 1, 2006 using the modified prospective method and is currently evaluating the impact from this standard on the results of operations and financial position. The impact on the Company using a Black-Scholes model is presented in the “Stock Based Compensation” section of Note 1 of the financial statements. Generally, upon the adoption of the standard, the pro forma amounts deducted from income for stock-based compensation determined under the fair value method as shown in the table in Note 1 (o) to the consolidated financial statements, plus the fair value of any future grants, will be reflected in expense.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” which amends Accounting Research Bulletin No. 43, “Inventory Pricing” and will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS 151 clarifies the accounting for abnormal amounts of idle facility capacity, freight, handling costs, and wasted material (spoilage) to require that these items be recognized as current-period charges instead of being added to the cost of inventory and expensed when consumed. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company enters into forward financial instruments with major financial institutions to manage and reduce the impact of changes in foreign currency rates. From time to time, the Company uses interest rate swaps to manage interest rate risk. The Company does not use financial instruments to manage fluctuations in commodity prices. The Company does not hold or issue financial instruments for trading purposes.

Foreign Exchange Contracts

From time to time, the Company enters into forward foreign exchange and option contracts to reduce its economic exposure to translated earnings of foreign subsidiaries (primarily the translated earnings of European operations). Certain of the Company’s foreign subsidiaries enter into forward exchange contracts to reduce economic exposure to purchases of goods from Asia payable in U.S. dollars and certain other contracts to reduce their economic exposure to receipts payable in currencies other than home country functional currencies.

Contracts entered into to reduce the Company’s exposure to translated earnings of foreign subsidiaries are marked to market at the end of each month, and gains or losses are included in Other Income (Expense)—Net. Gains or losses on foreign exchange contracts entered into to reduce the Company’s exposure to payables and receivables related to product purchases and sales denominated in other than functional currencies are included in income or loss as the underlying hedged transactions are completed.

At January 31, 2006, the Company and its subsidiaries had forward foreign exchange contracts outstanding having a total contract amount of approximately $34.2 million with a weighted average maturity of 112 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income for the year ended January 31, 2006 would be approximately $3.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by lower cost of sales.

Interest Rates

At January 31, 2006, the Company had outstanding approximately $175.7 million of fixed rate long-term debt (including current maturities.) The fair value of long-term fixed interest rate debt is subject to interest rate risk. Generally, among other factors including credit ratings, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company’s total long-term fixed rate debt (including current portion) at January 31, 2006 was $185.7 million, which was more than the carrying value by $10.0 million. Fair values were determined primarily from quoted market values since almost all the fixed rate long-term debt at January 31, 2006 consists of the Company’s outstanding publicly traded subordinated notes. A one-percentage point decrease from prevailing interest rates at January 31, 2006, would result in an estimated increase in fair value of total fixed rate long-term debt of approximately $8.0 million. A one-percentage point increase from prevailing interest rates during fiscal 2006 would have resulted in an estimated increase in interest expense for variable rate debt of $1.4 million. Actual interest rates could change significantly more than one percent.

At January 31, 2006, the Company had no outstanding interest rate swap agreements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary financial information required by this Item and included in this Report are listed in the Index to Consolidated Financial Statements and Schedule appearing on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, management concluded that as of January 31, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes, including the calculation of deferred tax asset valuation allowances, which resulted in the Company having to restate its consolidated financial statements as described in Note 2 to the consolidated financial statements included elsewhere herein. Because of the material weakness, management concluded that disclosure controls were not effective as of January 31, 2006. Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition as of January 31, 2006 and 2005 and the results of operations and cash flows for each of the three years ended January 31, 2006, 2005 and 2004.

To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has engaged an independent registered public accounting firm (other than its auditors, KPMG LLP) to perform an analysis of its internal controls over accounting for and disclosure of income taxes and will implement recommendations that result from such analysis.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the 2006 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days at the end of the fiscal year covered by this report.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the 2006 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days at the end of the fiscal year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the 2006 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days at the end of the fiscal year covered by this report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the 2006 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days at the end of the fiscal year covered by this report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the 2006 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days at the end of the fiscal year covered by this report.

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

SAMSONITE CORPORATION
By:	/s/ MARCELLO BOTTOLI
President and Chief Executive Officer
Date:	May 15, 2006

Each person whose signature appears below constitutes and appoints Marcello Bottoli and Richard H. Wiley, or either of them, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2006, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD H. WILEY	Chief Financial Officer, Treasurer, Secretary	May 15, 2006
Richard H. Wiley	and Principal Accounting Officer
/s/ MARCELLO BOTTOLI	President and Chief Executive Officer	May 15, 2006
Marcello Bottoli
/s/ MELISSA WONG BETHELL	Director	May 15, 2006
Melissa Wong Bethell
/s/ CHARLES J. PHILIPPIN	Director	May 15, 2006
Charles J. Philippin
/s/ FERDINANDO GRIMALDI QUARTIERI	Director	May 15, 2006
Ferdinando Grimaldi Quartieri
/s/ ANTONY P. RESSLER	Director	May 15, 2006
Antony P. Ressler
/s/ JEFFREY B. SCHWARTZ	Director	May 15, 2006
Jeffrey B. Schwartz
/s/ LEE SIENNA	Director	May 15, 2006
Lee Sienna
/s/ DONALD L. TRIGGS	Director	May 15, 2006
Donald L. Triggs
/s/ RICHARD T. WARNER	Director	May 15, 2006
Richard T. Warner

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, Samsonite Corporation restated its consolidated financial statements as of January 31, 2005 and for the years ended January 31, 2005 and 2004.

KPMG LLP
Denver, Colorado
May 11, 2006

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

	January 31,
	2006	2005
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$85,448	56,378
Trade accounts receivable, net of allowances for doubtful accounts of $7,213 and $8,476 (Note 11)	113,528	112,698
Other receivables	2,056	2,441
Inventories (Notes 5 and 11)	133,683	136,143
Deferred income tax assets (Note 14)	8,652	10,040
Assets held for sale (Note 6)	1,515	16,261
Prepaid expenses and other current assets	28,212	24,538
Total current assets	373,094	358,499
Property, plant and equipment, net (Notes 7 and 11)	89,100	98,810
Intangible assets, less accumulated amortization of $38,389 and $37,955 (Notes 8 and 11)	91,658	90,816
Other assets and long-term receivables, net of allowance for doubtful accounts of $0 and $66 (Note 9)	13,399	14,958
	$567,251	563,083
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt (Note 10)	$9,396	15,505
Current installments of long-term obligations (Note 11)	1,048	1,792
Accounts payable	101,893	73,119
Accrued interest	4,055	4,614
Accrued compensation and employee benefits	25,539	25,695
Accrued income taxes	10,192	7,482
Other accrued liabilities	43,641	41,540
Total current liabilities	195,764	169,747
Long-term obligations, less current installments (Note 11)	296,784	337,049
Deferred income tax liabilities (Note 14)	22,897	25,967
Other non-current liabilities (Notes 12 and 15)	86,962	72,731
Total liabilities	602,407	605,494
Minority interests in consolidated subsidiaries	16,057	13,931
Stockholders’ equity (deficit) (Notes 3, 11 and 13):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,082 and 159,932 convertible shares issued and outstanding at January 31, 2006 and 2005, respectively)	193,981	180,127
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 227,159,626 and 235,334,708 shares issued at January 31, 2006 and 2005, respectively, and 227,159,626 and 224,834,708 shares outstanding at January 31, 2006 and 2005, respectively)	2,272	2,353
Additional paid-in capital	354,760	769,695
Accumulated deficit	(539,420)	(537,910)
Accumulated other comprehensive loss	(62,806)	(50,607)
	(51,213)	363,658
Treasury stock, at cost (10,500,000 shares)	—	(420,000)
Total stockholders’ deficit	(51,213)	(56,342)
Commitments and contingencies (Notes 1, 3, 4, 10, 11, 13, 14, 15, and 17)	$567,251	563,083

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year ended January 31,
	2006	2005	2004
		(restated)	(restated)
Net sales	$966,886	902,896	776,451
Cost of goods sold	496,505	485,882	428,544
Gross profit	470,381	417,014	347,907
Selling, general and administrative expenses	381,185	341,532	273,213
Amortization and impairment of intangible assets (Notes 4 and 8)	862	3,214	2,578
Asset impairment charge (Note 4)	5,450	671	2,658
Provision for restructuring operations (Note 4)	9,849	5,862	1,768
Operating income	73,035	65,735	67,690
Other income (expense):
Interest income	2,052	549	396
Interest expense and amortization of debt issue costs and premium	(30,496)	(35,206)	(43,528)
Other income (expense)—net (Note 18)	(9,872)	(23,603)	(8,024)
Income before income taxes and minority interests	34,719	7,475	16,534
Income tax expense (Note 14)	(16,516)	(13,652)	(11,235)
Minority interests in earnings of subsidiaries	(4,882)	(3,521)	(2,548)
Net income (loss)	13,321	(9,698)	2,751
Preferred stock dividends and accretion of senior redeemable preferred stock discount (Note 3)	(14,831)	(13,683)	(31,055)
Net loss to common stockholders	$(1,510)	(23,381)	(28,304)
Loss per share—basic and diluted:
Weighted average common shares outstanding	226,587	224,764	122,842
Net loss to common stockholders	$(0.01)	(0.10)	(0.23)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share amounts)

					Accumulated
			Additional		other	Comprehensive
	Preferred	Common	paid-in	Accumulated	comprehensive	income	Treasury
	stock	stock	capital	deficit	income (loss)	(loss)	stock
Balance, January 31, 2003 (as reported)	$—	304	490,310	(480,475)	(54,837)		(420,000)
Restatement adjustment (Note 2)	—	—	—	(5,750)	—		—
Balance, January 31, 2003 (restated)	—	304	490,310	(486,225)	(54,837)		(420,000)
Net income (restated)	—	—	—	2,751	—	2,751	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $2,423)	—	—	—	—	(4,331)	(4,331)	—
Reclassification of net loss on cash flow hedges to net income (net of income tax effect of $2,258)	—	—	—	—	3,991	3,991	—
Foreign currency translation adjustment	—	—	—	—	16,033	16,033	—
Minimum pension liability adjustment (Note 15)	—	—	—	—	7,004	7,004	—
Comprehensive income	—	—	—	—		25,448	—
Issuance of 106,000 shares of 8% convertible preferred stock (Note 3)	106,000	—	—	—	—		—
Conversion of 13 7/8% senior redeemable preferred stock to 53,982 shares of 8% convertible preferred stock and 204,839,751 shares of common stock and warrants to purchase 15,515,892 shares of common stock (Note 3)	53,982	2,048	288,832	—	—		—
Issuance costs associated with issuance of 8% convertible preferred stock and conversion of 13 7/8% senior redeemable preferred stock (Note 3)	—	—	(10,709)	—	—		—
Preferred stock dividends and accretion of preferred stock discount (Note 3)	6,516	—	—	(31,055)	—		—
Balance, January 31, 2004 (restated)	166,498	2,352	768,433	(514,529)	(32,140)		(420,000)
Net loss (restated)	—	—	—	(9,698)	—	(9,698)	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $918)	—	—	—	—	(1,693)	(1,693)	—
Reclassification of net loss on cash flow hedges to net loss (net of income tax effect of $445)	—	—	—	—	549	549	—
Foreign currency translation adjustment	—	—	—	—	448	448	—
Minimum pension liability adjustment (Note 15)	—	—	—	—	(17,771)	(17,771)	—
Comprehensive loss	—	—	—	—		(28,165)	—
Stock compensation expense		—	1,209	—	—		—
Conversion of 50 shares of preferred stock to 129,384 shares of common stock	(54)	1	53	—	—		—
Preferred stock dividends and accretion of preferred stock discount (Note 3)	13,683	—	—	(13,683)	—		—
Balance, January 31, 2005 (restated)	180,127	2,353	769,695	(537,910)	(50,607)		(420,000)
Net income	—	—	—	13,321	—	13,321	—
Unrealized gain (loss) on cash flow hedges (net of income tax effect of $546)	—	—	—	—	1,310	1,310	—
Reclassification of net loss on cash flow hedges to net income (net of income tax effect of $885)	—	—	—	—	1,426	1,426	—
Foreign currency translation adjustment	—	—	—	—	(5,702)	(5,702)	—
Minimum pension liability adjustment (Note 15)	—	—	—	—	(9,233)	(9,233)	—
Comprehensive income						1,122
Stock compensation expense	—	—	4,007	—	—		—
Conversion of 850 shares of preferred stock to 2,324,918 shares of common stock	(977)	24	953	—	—		—
Preferred stock dividends and accretion of preferred stock discount (Note 3)	14,831	—	—	(14,831)	—		—
Retirement of 10,500,000 shares of treasury stock	—	(105)	(419,895)	—	—		420,000
Balance, January 31, 2006	$193,981	2,272	354,760	(539,420)	(62,806)		—

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended January 31,
	2006	2005	2004
		(restated)	(restated)
Cash flows from operating activities:
Net income (loss)	$13,321	(9,698)	2,751
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposition of assets held for sale and fixed assets, net	128	(819)	107
Depreciation and amortization of property, plant and equipment	17,057	18,971	17,948
Amortization and write-off of debt issue costs and premium	3,068	6,500	3,110
Amortization and impairment of intangible assets	862	3,214	2,578
Deferred income tax benefit	(1,477)	(226)	(1,235)
Pension plan (gains) losses, net	6,771	3,243	398
Asset impairment charge	5,450	671	2,658
Provision for doubtful accounts	327	1,540	723
Provision for restructuring operations	9,849	5,862	1,768
Stock compensation expense	5,497	4,031	—
Changes in operating assets and liabilities:
Trade and other receivables	(8,220)	(19,937)	1,199
Inventories	(4,598)	2,027	16,745
Other current assets	(5,818)	(1,002)	1,112
Accounts payable and accrued liabilities	35,724	19,499	(17,939)
Contribution to U.S. defined benefit pension plan	(2,500)	—	(5,000)
Other—net	(3,883)	850	1,060
Net cash provided by operating activities	71,558	34,726	27,983
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(18,878)	(10,779)	(10,998)
By less than 100% owned subsidiaries	(4,266)	(1,705)	(1,839)
Proceeds from sale of property and equipment and other assets	14,424	4,094	3,823
Other	(369)	(440)	—
Net cash used in investing activities	(9,089)	(8,830)	(9,014)
Cash flows provided by (used in) financing activities:
Proceeds from (payments of) short-term debt—net	(5,672)	8,792	(3,859)
Issuance of floating rate senior and 8 7/8% senior subordinated notes	—	325,810	—
Repurchase of 10 3/4% and 11 1/8% notes	—	(323,393)	—
Issuance costs of senior notes, convertible preferred stock and senior credit facility	—	(8,055)	(14,383)
Payments of other long-term obligations—net	(1,285)	(918)	(3,863)
Retirement of 8 7/8% senior subordinated notes	(30,075)	—	—
Net payments of senior credit facility	—	—	(95,918)
Proceeds from issuance of convertible preferred stock	—	—	106,000
Other, net	3,230	960	600
Net cash provided by (used in) financing activities	(33,802)	3,196	(11,423)
Effect of exchange rate changes on cash and cash equivalents	403	(2,238)	(727)
Net increase in cash and cash equivalents	29,070	26,854	6,819
Cash and cash equivalents, beginning of year	56,378	29,524	22,705
Cash and cash equivalents, end of year	$85,448	56,378	29,524
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$28,420	32,593	42,157
Cash paid during the year for income taxes, net	$16,280	11,016	12,377
Non-cash transactions:
Non-cash transactions are described in Notes 3 and 15.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2006 and 2005
Dollars and Euros in thousands, except per share amounts

(1)   Summary of Significant Accounting Policies

(a)   General Business

The principal activity of Samsonite Corporation and subsidiaries (the “Company”) is the manufacture and distribution of luggage, business and computer bags, outdoor and casual bags, and travel-related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal luggage customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other products through its Company-operated stores.

(b)   Principles of Consolidation

The consolidated financial statements include the financial statements of Samsonite Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s foreign subsidiaries have fiscal year ends of December 31 and the results are consolidated up to that date.

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

(d)   Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of January 31, 2006 and 2005, the Company has no restricted cash.

(e)   Trade Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s accounts receivable are net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of potential credit losses. The allowance for doubtful accounts is reviewed by management and is adjusted for factors surrounding the credit risk of specific customers, historical trends and macroeconomic considerations. The Company provides allowances against receivables from specific customers in addition to a general allowance for amounts related to unidentified losses. Returns and customer allowances are adjusted for estimates by management based upon an assessment of historical trends, relevant product life cycles, information from customers, and specific promotional activities related to current sales activity. In the event that actual losses differ from the Company’s estimates, or there is an increase in exposure relating to sales to specific customers, results of future periods may be impacted.

With respect to trade receivables, concentration of credit risk is limited due to the diversity in the Company’s customer base and geographic areas covered by the Company’s operations.

(f)   Inventories

The Company values inventories at the lower of cost generally using the first-in, first-out (“FIFO”) method, or market. The Company writes down the cost of excess, slow moving and obsolete inventory to estimated net realizable value. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company recorded incremental obsolescence provisions of approximately $3,900 for both fiscal 2006 and 2005 in connection with initiatives undertaken to reduce the number of its worldwide inventory SKU’s (stock keeping units) and the anticipated requirement to heavily discount certain inventories in order to achieve the inventory reduction goals.

(g)   Impairment of Long-lived Assets and Assets to be Disposed Of

Property, plant and equipment and other long-lived assets, including amortizable intangible assets, capital leases, long-term prepaid assets and other long-lived assets held and used, are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability is tested by comparing expected undiscounted cash flows from the long-lived asset or group of long-lived assets to the carrying value of the asset(s); if the undiscounted cash flows are less than the carrying value, an impairment loss is recorded to write-down the carrying value to estimated fair value. Fair value is estimated based on the best information available: quoted market prices, estimated prices for similar assets, or valuation techniques such as discounted cash flow models.

Assets to be disposed of are separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value, less costs to sell, and are no longer depreciated.

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

Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	10 to 50 years
Machinery, equipment and other	4 to 13 years
Computer software	3 to 10 years
Leasehold improvements	3 to 48 years

(i)   Intangible Assets

Intangible assets consist of goodwill, tradenames, licenses, patents, leasehold rights and other intangible assets. Intangible assets which are considered to have an indefinite life are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate that the asset may be impaired. In connection with the adoption of fresh-start reporting at June 30, 1993, the Company was required to adjust intangible assets to fair value.

Intangible assets which have a finite life are amortized over their estimated useful lives as follows:

Patents, trademarks and other	4 to 18 years
Leasehold rights	5 years

Intangible assets having a finite life are tested for impairment whenever events or circumstances indicate that the asset may be impaired.

(j)   Debt Issuance Costs

Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized as additional interest expense over the term of the related debt obligation or charged to other expense on a pro-rata basis as the related debt is retired.

(k)   Per Share Data

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

Loss per share—basic and diluted for the years ended January 31, 2006, 2005 and 2004 is computed based on the weighted average number of shares of common stock outstanding during the period of 226,587,304, 224,764,006 and 122,842,078, respectively. Basic loss per share and loss per share-assuming dilution are the same for the years ended January 31, 2006, 2005 and 2004 because the net loss to common stockholders causes potentially dilutive common shares to be antidilutive.

Antidilutive common stock equivalents include: options to purchase 69,975,758, 55,242,713 and 1,738,300 shares of common stock at January 31, 2006, 2005 and 2004, respectively; outstanding warrants to purchase approximately 15,515,892 million shares of common stock at an exercise price of $0.75 per share at January 31, 2006, 2005 and 2004; warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share at January 31, 2006, 2005 and 2004, and preferred stock convertible into 461,861,317 shares, 413,349,524 shares and 396,337,121 at January 31, 2006, 2005 and 2004, respectively.

(l)   Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its corresponding amendments under SFAS No. 138 and SFAS 149. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged and are reclassified from other comprehensive income as the underlying hedged transactions occur. At January 31, 2006, cash flow hedges for forecasted foreign currency transactions extend until October 2006. The estimated amount of net gains from foreign currency hedges expected to be reclassified into earnings within the next 12 months is $522. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature. The Company did not enter into any interest rate hedges during the years ended January 31, 2006, 2005 and 2004.

(m)   Foreign Currency Translation, Exchange Risk and Financial Instruments

The accounts of the Company’s foreign subsidiaries and affiliates are measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component (foreign currency translation adjustment) of stockholders’ deficit. Gains and losses from foreign currency transactions as a result of operating activities are included in cost of sales and general and administrative expenses; gains or losses from intercompany payables and denominated in foreign currencies are included in Other Income (Expense)—Net.

The Company has designated the principal balance of €100,000 ($121,520 at January 31, 2006) of its senior floating rate notes as a hedge of the foreign currency exposure related to the investment in its European operations. For the year ended January 31, 2006, an exchange gain of $8,830 from the translation of these notes to U.S. dollars was included in the foreign currency translation adjustment.

(n)   Revenue Recognition

Revenues from wholesale product sales are recognized when (i) evidence of a sales arrangement at a fixed and determinable price exists (usually in the form of a sales order), (ii) collectibility is reasonably assured, and (iii) title transfers to the customer. Provisions are made for estimates of markdown allowances, warranties, returns and discounts at the time product sales are recognized. Shipping terms are predominately FOB shipping point (title transfers to the customer at our shipping location) except in certain Asian countries where title transfers upon delivery to the customer. In all cases, sales are recognized upon transfer of title to customers. Revenues from retail sales are recognized at the point-of-sale to consumers.

The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned and sales of licenses to third parties of $16,564, $19,901 and $22,041, for the years ended January 31, 2006, 2005 and 2004, respectively.

(o)   Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”) “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25,” and discloses the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price and, for certain options where the ultimate number of shares issued under the grant is not fixed, compensation expense is variable and remeasured based on the fair value of the Company’s stock at the end of each fiscal quarter.

The following table illustrates the pro forma effect of expensing stock options under the fair value recognition provisions of SFAS 123.

	Years ended January 31,
	2006	2005	2004
		(restated)	(restated)
Net loss to common stockholders, as reported	$(1,510)	(23,381)	(28,304)
Add stock-based compensation expense	5,497	4,031	—
Deduct stock-based compensation expense determined under fair value method	(7,523)	(4,746)	(293)
Pro forma net loss to common stockholders	$(3,536)	(24,096)	(28,597)
Net loss to common stockholders per share—basic and diluted:
As reported	$(0.01)	(0.10)	(0.23)
Pro forma	$(0.02)	(0.11)	(0.23)

The fair value of each option grant in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the year ended January 31, 2006 and 2005: no dividend yield; volatility of 52%; weighted- average risk-free interest rate of 3.24% to 3.75%; and weighted average expected life of 4.5 years. There were no options granted in fiscal 2004.

(p)   Advertising Expense

Costs for producing media advertising are deferred until the related advertising appears in print or television media, at which time such costs are expensed. Other advertising costs are expensed as incurred. Cooperative advertising costs associated with customer support programs giving the Company an identifiable advertising benefit equal to at least the amount of the advertising allowance are accrued and charged to selling, general and administrative expenses when the related revenues are recognized. Cooperative advertising expense was approximately $24,779, $21,149 and $17,541 during the years ended January 31, 2006, 2005 and 2004, respectively. Advertising expense (including cooperative advertising) was approximately $63,600, $50,600 and $37,000 during the years ended January 31, 2006, 2005 and 2004, respectively. Promotional expense (including catalog development, trade fairs, sales samples, brochure inserts and point of display materials) was approximately $7,100, $6,700 and $5,300 during the years ended January 31, 2006, 2005 and 2004, respectively. From time to time, the Company offers various types of incentive arrangements such as cash or payment discounts, rebates or free products. All such incentive arrangements are accrued and charged to reduce reported revenues when incurred.

(q)   Reclassifications

Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2006 presentation. Such reclassifications include the reclassification of gains or losses from foreign currency transactions related to transactions made in the ordinary course of business to cost of sales and selling, general and administrative expenses for all periods presented for all segments. For the year ended January 31, 2005, this reclassification decreased previously reported amounts for consolidated cost of sales by $712, decreased selling, general and administrative costs by $19, and increased other expense by $731. For the year ended January 31, 2004, this reclassification increased previously reported amounts for cost of sales by $2,035 and decreased other expense by $2,035.

(r)   Warranties

The Company’s warranty reserves are recorded on the consolidated balance sheet to reflect contractual liabilities relating to warranty commitments to customers. Warranty coverage of various lengths and terms is provided to customers depending on standard offerings. An estimate for warranty expense is recorded at the time of sale based on historical warranty return rates and repair costs. The Company’s warranty reserves are not significant in any given year.

(s)   Software Purchase and Development Costs

The Company capitalizes the costs of purchased software and costs to configure, install and test software. Software assessment and evaluation, process reengineering, data conversion, training, maintenance and ongoing software support costs are expensed.

Capitalized software is amortized over its estimated useful life, typically three to ten years. Amortization expense was $2,107, $1,514 and $1,490 in fiscal 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expense. The unamortized balance of capitalized software was $3,163 and $4,355 at January 31, 2006 and 2005, respectively.

(t)   Cost of Sales and Selling, General and Administrative Expense

The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in selling, general and administrative expenses (“SG&A”): warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold.

(u)   Income Taxes

The Company uses the liability method for determining income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company intends to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, income taxes have not been provided on such earnings. The Company does provide U.S. and additional non-U.S. taxes on earnings anticipated to be repatriated from non-U.S. subsidiaries.

We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Operations in these different jurisdictions are taxed on various bases. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes provided during any given year.

Tax filings for various periods are subject to audit by tax authorities in most jurisdictions where the Company conducts business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts.

(2)   Restatement of Fiscal Year 2005 and 2004 Financial Statements

On May 3, 2006, the Company determined that the deferred tax asset valuation allowance at January 31, 2003 was understated by $5,750 because of the incorrect use of deferred tax liabilities associated with indefinite lived intangible assets to reduce the amount of valuation allowance computed for United States deferred tax assets. The error also had the effect of understating income tax expense by $649 and $804 for the years ended January 31, 2005 and 2004, respectively. The Company has corrected the error by restating its accumulated deficit as of February 1, 2003, and its consolidated statements of operations for the years ended January 31, 2005 and 2004 for the understatement of income tax expense in those periods, and restated its January 31, 2005 consolidated balance sheet for the effect of the change on deferred tax assets and deferred tax liabilities. The Company has also made certain other immaterial corrections to its income tax disclosures in Note 14.

The following tables summarize the impact of the restatement discussed above on the previously issued consolidated balance sheet as of January 31, 2005 and the effect on the previously issued consolidated statements of operations and statements of other comprehensive loss for the years ended January 31, 2005 and 2004. The effects on previously issued quarterly financial statements for fiscal 2006 and 2005 are summarized in Note 19.

	As of January 31, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheet
Deferred income tax asset	$12,692	(2,652)	10,040
Total assets	565,735	(2,652)	563,083
Deferred income tax liability	21,416	4,551	25,967
Total liabilities	600,943	4,551	605,494
Accumulated deficit	(530,707)	(7,203)	(537,910)
Total stockholders’ deficit	(49,139)	(7,203)	(56,342)

	For the Year Ended January 31, 2005
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$(13,003)	(649)	(13,652)
Net loss	(9,049)	(649)	(9,698)
Net loss to common stockholders	(22,732)	(649)	(23,381)
Net loss per share to common stockholders—basic and diluted	(0.10)	—	(0.10)
Consolidated Statement of Comprehensive Loss:
Net loss	$(9,049)	(649)	(9,698)
Comprehensive loss	(27,516)	(649)	(28,165)

	For the Year Ended January 31, 2004
	As Previously
	Reported	Adjustment	As Restated
Consolidated Statement of Operations
Income tax expense	$(10,431)	(804)	(11,235)
Net income	3,555	(804)	2,751
Net loss to common stockholders	(27,500)	(804)	(28,304)
Net loss per share to common stockholders—basic and diluted	(0.22)	(0.01)	(0.23)
Consolidated Statement of Comprehensive Income:
Net income	$3,555	(804)	2,751
Comprehensive income	26,252	(804)	25,448

(3)   Refinancing, Recapitalization and Convertible Preferred Stock

(a)   Refinancing

On May 21, 2004, the Company retired $14,600 of its 10 3/4% Senior Subordinated Notes (the “10 3/4% Notes”) through an open market purchase at a price of 103.50% of the principal amount, and on May 25, 2004, the Company commenced an offer to purchase and consent solicitation for the purpose of retiring and refinancing the remaining principal balance of the 10 3/4% Notes of $308,300. Holders of the notes who tendered their notes prior to June 8, 2004 received a total tender offer consideration of $1.04267 per $1.00 of principal amount plus accrued and unpaid interest. Notes that remained outstanding following the expiration of the tender offer on June 8, 2004 were redeemed on July 11, 2004 at a redemption price of $1.035833 per $1.00 of principal amount plus accrued and unpaid interest.

To refinance the 10 3/4% Notes and to pay the tender and redemption premiums, on June 9, 2004 the Company issued €100,000 ($121,520 at January 31, 2006) senior floating rate notes due 2010 and $205,000 8 7/8% senior subordinated notes due 2011. See Note 10 for a description of the senior notes and the senior subordinated notes.

A total of $17,767 of redemption premiums, tender and consent solicitation payments, dealer-manager fees and deferred financing costs were charged to Other Income (Expense)—Net in connection with the repurchase and retirement of the 10 3/4% notes. Additionally, a total of $8,055 of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes.

(b)   Recapitalization and Convertible Preferred Stock

On July 31, 2003, the Company closed a recapitalization transaction, which reduced the Company’s indebtedness and retired the Company’s then outstanding senior redeemable preferred stock. As part of the recapitalization, new investors purchased at par for cash 106,000 shares of a new series of the Company’s convertible preferred stock with an initial dividend rate of 8% and a liquidation preference of $106,000. The recapitalization provided for the holders of the existing senior redeemable preferred stock to exchange their preferred stock for either (i) a combination of the new 8% convertible preferred stock, or (ii) a combination of shares of common stock and common stock purchase warrants. Additionally, the Company’s then existing bank credit facility was replaced with a new $60,000 revolving credit agreement and all outstanding amounts owed under the old senior bank credit facility were repaid. As a result of the recapitalization, all of the 281,131 outstanding shares of 13 7/8% senior redeemable preferred stock, which had an aggregate liquidation preference of $352,000 on July 31, 2003, were exchanged for 53,982 shares of new convertible preferred stock with an aggregate liquidation preference of $53,982, 204,839,751 shares of common stock, and warrants to purchase 15,515,892 shares of common stock at an exercise price of $0.75 per share expiring on July 31, 2013. All of the common stock purchase warrants were issued to one of the new investors in the 8% convertible preferred stock who also held a significant ownership position in the existing senior redeemable preferred stock. The Company used the proceeds from the sale of the new preferred stock and borrowings under the new senior credit facility to repay all amounts outstanding under the old senior credit facility, to pay fees and expenses incurred in connection with the recapitalization and to make a $5,000 contribution to its U.S. defined benefit pension plan.

The exchange of the 13 7/8 senior redeemable preferred stock for the new convertible stock, common stock, and common stock purchase warrants was accounted for as a change within equity; accordingly, no gain or loss was recognized and the excess of the carrying value of the 13 7/8% senior redeemable preferred stock over the sum of the initial liquidation preference of the new 8% convertible preferred stock and the par value of the common stock issued was credited to additional paid-in capital in the amount of $288,832. The conversion price of the new 8% convertible preferred stock was fixed on May 1, 2003 at that day’s market price of $0.42 per share. In accounting for the conversion feature of the 8% convertible preferred stock, May 1, 2003 was recognized as the commitment date. As of that date, the Company had obtained voting agreements from a majority of the then outstanding common and preferred stock to approve the recapitalization.

At January 31, 2006 the convertible preferred stock had a liquidation preference of $193,891, including cumulative dividends in the amount of $34,900 that have accrued but have not been paid. The 8% dividend rate may increase or decrease on or after July 31, 2008 under certain conditions relating to whether accrued and owing dividends have been paid, the percentage of our outstanding voting stock held by our major stockholders and the number of non-independent members on our board of directors. In the event of a liquidation, change of control, qualified public offering of common stock, or qualified recapitalization (all as defined in the Certificate of Designation and Powers governing the terms of the convertible preferred stock), the accrual and compounding of dividends for the period up to and including the June 15, 2007 dividend payment date are deemed to have accelerated and fully accrued as of the date immediately prior to the liquidation, change of control, qualified public offering of common stock, or qualified recapitalization. The preferred stock is convertible into the Company’s common stock at any time at the option of the holder at a price of $0.42 per common share. Upon a qualified public offering of common stock (as defined in the Certificate of Designation and Powers), all outstanding shares of the convertible preferred stock shall be converted automatically into the number of shares of common stock into which they are convertible immediately prior to the occurrence of the qualified public offering. At January 31, 2006, the preferred stock is convertible into approximately 462 million shares of the Company’s common stock. The convertible preferred stock votes with the common stock on an as-converted basis on all matters submitted to a vote of common stockholders. If we distribute dividends to any class of securities that are junior to our convertible preferred stock (including our common stock), each holder of convertible preferred stock shall have the option to elect, in lieu of an adjustment to the convertible preferred stock conversion price, to participate in such dividend or distribution pro rata with the holders of the junior securities as if their shares of convertible preferred stock had been converted immediately before the record date for such dividend or distribution. The Company has the option to redeem the convertible preferred stock at any time after July 31, 2011 at a redemption price of $1,000 per share (as adjusted for any stock dividends, combinations, splits or recapitalizations with respect to such shares) plus all accrued and unpaid dividends.

(4)   Asset Impairment and Provision for Restructuring Operations

Fiscal 2006

A restructuring charge was incurred in the European segment in connection with the August 31, 2005 sale of the Henin-Beaumont, France facility (the “H-B site”). The Company made cash payments to the purchaser of $9,923 and has an additional payment obligation of $1,421 in 24 months, all of which relate to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 206 employees at the H-B site. A restructuring charge of $8,666 was recorded which represents the amount of cash payment obligations less amounts previously accrued for pension and other benefit liabilities for the H-B site employees. The Company also incurred legal and consulting costs of approximately $1,171 related to the sale of the H-B site that are included in cost of sales for the year ended January 31, 2006. An asset impairment charge of $5,450 was also recorded upon the decision to sell the H-B site for the write off of the net book value of the H-B site property, plant and equipment sold to the purchaser. No additional costs are expected to be incurred during fiscal 2007 related to the sale of the H-B site. In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 24 months following the sale in the amount of €11,428 ($13,887 at January 31, 2006), approximately €3,808 ($4,627 at January 31, 2006) of the commitment was satisfied as of January 31, 2006.

The Company also relocated its softside development center from Torhout, Belgium to its Oudenaarde, Belgium facility and eliminated the remaining positions at its Tres Cantos, Spain manufacturing facility. Each facility had been significantly downsized and restructured over the past several years. A restructuring charge of $1,389 was recorded related to severance obligations for 18 employees terminated as a result of these actions. No additional costs are expected to be incurred during fiscal 2007 related to the closure of the Torhout and Tres Cantos facilities.

Previously accrued restructuring charges of $207 related to North American and Latin American restructuring were reversed and recorded as a credit to restructuring charges because it was determined the original restructuring was over-accrued.

Fiscal 2005

The Company recorded a restructuring provision of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs associated with approximately 40 positions that were eliminated. An asset impairment provision of $671 was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse. The Company also recorded a charge of $685 for lease termination costs related to the closure of the Nogales, Mexico production facility. Production at this facility ceased during July 2004 and the facilities were vacated during the third quarter. The Company recorded a restructuring provision of $1,788 related to severance for the elimination of approximately 96 positions in the Company’s Americas operations. At January 31, 2006, these restructurings had been completed and no restructuring accruals remain.

Fiscal 2004

In the fourth quarter of fiscal 2004, the Company decided to close its Nogales, Mexico hardside manufacturing plant and to begin sourcing hardside products for North America from its hardside plant in India. In connection with this plant closing, the Company recorded an impairment charge for Nogales manufacturing assets of $2,658 and a restructuring provision of $1,768 related to statutory severance costs for approximately 140 positions which were eliminated. At January 31, 2006, this restructuring has been completed and no restructuring accruals remain.

The following is a summary of restructuring accruals by segment for the three years ended January 31, 2006:

	Balance at Beginning of Year	Additions (Reversals) Net	Payments	Exchange Rate and Other	Balance at End of Year
Year ended January 31, 2006
North America
Severance and termination benefits	$872	(183)	(513)	(44)	132
Europe
Manufacturing restructuring Severance and other	88	10,056	(8,458)	(18)	1,668
Latin America
Severance and other	660	(24)	(652)	16	—
	$1,620	9,849	(9,623)	(46)	1,800
Year ended January 31, 2005
North America
Severance and termination benefits	$—	1,130	(254)	(4)	872
Europe
Manufacturing restructuring Severance and other	25	3,390	(3,334)	7	88
Latin America
Nogales, Mexico manufacturing restructuring Severance and other	1,768	658	(1,768)	2	660
Lease termination	—	685	(685)	—	—
	$1,793	5,863	(6,041)	5	1,620
Year ended January 31, 2004
Europe
Manufacturing restructuring Severance and other	$577	—	(612)	60	25
Latin America
Mexico City, Mexico manufacturing restructuring Severance and other	191	—	(186)	(5)	—
Nogales, Mexico manufacturing restructuring Severance and other	—	1,768	—	—	1,768
	$768	1,768	(798)	55	1,793

(5)   Inventories

Inventories consisted of the following at January 31, 2006 and 2005:

	January 31,
	2006	2005
Raw materials	$12,494	14,495
Work in process	2,877	3,717
Finished goods	118,312	117,931
	$133,683	136,143

(6)   Assets Held for Sale

Assets held for sale consisted of the following at January 31, 2006 and 2005:

	January 31,
	2006	2005
Denver, Colorado campus(a)	$—	11,484
Intangible assets related to apparel tradenames(b)	—	4,777
Stratford, Canada(c)	1,515	—
	$1,515	16,261

(a)           For several years, the Denver, Colorado campus facility was underutilized due to the closing of the factory and the relocation of certain functions. As a result, the campus was sold on March 15, 2005 for $14,165. Certain of the buildings were leased back for a two-year period with options to lease back for two additional one-year periods. A gain of $2,681 on the sale of the campus was deferred and is being amortized to rent expense over the two-year leaseback period.

(b)          Of the tradenames held for sale at January 31, 2005, the Company sold certain tradenames having a net book value of $2,777. The Company has determined not to sell the remaining apparel tradenames having a net book value of $2,000 and reclassified the costs related to those trademarks to intangibles subject to amortization.

(c)           The Company decided to sell its facility in Stratford, Canada and leaseback part of the facility and has classified the net book value of the facility to assets held for sale. The sale was completed in April 2006 for a sales price of approximately $6,300.

(7)   Property, Plant and Equipment

Property, plant and equipment consisted of the following at January 31, 2006 and 2005:

	January 31,
	2006	2005
Land	$6,114	6,859
Buildings	56,963	69,667
Machinery, equipment and other	118,689	143,066
Computer software	19,910	13,236
	201,676	232,828
Less accumulated depreciation and amortization	(112,576)	(134,018)
	$89,100	98,810

Property, plant and equipment includes property and equipment under capital leases as follows at January 31, 2006 and 2005:

	January 31,
	2006	2005
Buildings	$—	1,453
Machinery, equipment and other	104	65
	104	1,518
Less accumulated amortization	(73)	(497)
	$31	1,021

(8)   Intangible Assets

Intangible assets consisted of the following at January 31, 2006 and 2005:

	2006			2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$7,762	(7,762)	—	7,762	(7,762)	—
Patents, trademarks and other	4,949	(3,274)	1,675	2,949	(2,751)	198
Leasehold rights	2,030	(1,482)	548	2,308	(1,393)	915
Unamortized prior service cost	1,609	—	1,609	1,873	—	1,873
	16,350	(12,518)	3,832	14,892	(11,906)	2,986
Intangibles not subject to amortization
Tradenames	106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	6,699	(3,016)	3,683	6,881	(3,194)	3,687
	113,697	(25,871)	87,826	113,879	(26,049)	87,830
Total	$130,047	(38,389)	91,658	128,771	(37,955)	90,816

There were no significant acquisitions of intangible assets for the fiscal year 2006. The Company reclassified trademarks having a net book value of $2,000 to intangibles subject to amortization from assets held for sale at January 31, 2005 because the Company determined not to sell the trademarks. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, affect the reported gross and net book value of the Company’s intangible assets. During fiscal 2006, the Company recorded a decrease in intangible assets of $264 in connection with an adjustment of the Company’s minimum pension liability (see Note 15).

Amortization expense (not including impairment provisions) for intangible assets for the years ended January 31, 2006, 2005 and 2004 was $862, $2,358 and $1,293, respectively. Future amortization expense for the net carrying amount of intangible assets at January 31, 2006 is estimated to be $708 in fiscal 2007, $659 in fiscal 2008, $643 in fiscal 2009, $46 in fiscal 2010, $46 in fiscal 2011 and $459 beyond 2011.

(9)   Other Assets and Long-term Receivables

Other assets and long-term receivables consisted of the following at January 31, 2006 and 2005:

	Year ended January 31,
	2006	2005
Deferred bank and subordinated note financing costs	$7,372	10,440
Deposits	3,181	3,065
Long-term deferred tax asset	263	174
Long-term receivables	2,522	1,158
Other	61	187
	13,399	15,024
Allowance for uncollectible receivables	—	(66)
	$13,399	14,958

(10)   Short-term Debt

As of January 31, 2006 and 2005, the Company had $9,396 and $15,505, respectively, of short-term debt outstanding under unsecured foreign lines of credit. As of January 31, 2006, the weighted average interest rate on foreign short-term borrowings was 10.5%. Certain foreign subsidiaries had unused available lines of credit for working capital, discounting trade acceptances and issuing bank guaranties of approximately $67,700 as of January 31, 2006; however, the terms of the Company’s senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such foreign credit facilities.

(11)   Long-term Obligations

Long-term obligations represent long-term debt and capital lease obligations as follows at January 31, 2006 and 2005:

	January 31,
	2006	2005
Senior credit facility(a)	$—	—
Floating rate senior notes(b)	121,520	130,350
8 7/8% senior subordinated notes(b)	174,925	205,000
Other obligations(c)	1,348	2,773
Capital lease obligations(d)	39	718
	297,832	338,841
Less current installments	(1,048)	(1,792)
	$296,784	337,049

(a)   Senior Credit Facility

The Company’s Senior Credit Facility consists of a multi currency revolving credit facility allocated to Samsonite Corporation and Samsonite Europe N.V. in the amounts of $35,000 and €22,026 ($26,766 as of January 31, 2006), respectively. The revolving credit facility matures on July 31, 2007.

The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000. At January 31, 2006, $35,000 of this portion of the facility was available for borrowing; the Company had $4,595 of letters of credit outstanding under the U.S. portion of the revolving credit facility which reduced the net availability on the U.S. facility to $30,405. Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At January 31, 2006, the entire European facility was available.

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

The revolving credit facility contains financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the revolving credit facility, engage in transactions with its affiliates, make acquisitions, participate in certain mergers, or make distributions or cash dividend payments to its equity holders or with respect to its subordinated debt. The Company was in compliance with such covenants as of January 31, 2006.

(b)   Senior Notes and Senior Subordinated Notes

The floating rate senior notes have a principal amount of €100.0 million ($121,520 at January 31, 2006) and are due June 1, 2010. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%. At January 31, 2006, interest was payable on the floating senior rate notes at 6.848%. The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest. Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest. The floating rate notes are unsecured and rank equally with all existing and future senior debt.

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

The indentures under which the floating rate senior notes and the 8 7/8% senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The Company was in compliance with such covenants as of January 31, 2006.

(c)   Other Obligations

As of January 31, 2006, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2006.

(d)   Leases and Debt Maturities

Future minimum payments under non-cancelable capital leases, which relate primarily to property and equipment, and non-cancelable operating leases, primarily for retail floor space rental, at January 31, 2006 were as follows:

	Capital leases	Operating leases
Year ending January 31:
2007	$34	22,565
2008	6	14,759
2009	—	9,956
2010	—	7,136
2011	—	5,299
Thereafter	—	9,822
Total minimum lease payments	40	69,537
Less amount representing interest	(1)
Present value of net minimum capital lease payments	39
Less current installments of minimum capital lease payments	(23)
Long-term obligations under capital leases, excluding current installments	$16

Rental expense under cancelable and non-cancelable operating leases consisted of the following:

	Year ended January 31,
	2006	2005	2004
Minimum rentals	$27,402	25,727	20,116
Contingent rentals	839	767	647
	$28,241	26,494	20,763

Aggregate maturities of long-term obligations, including capital leases, at January 31, 2006 were as follows:

Year ending January 31:
2007	$1,048
2008	274
2009	65
2010	—
2011	121,520
Beyond	174,925
Total	$297,832

The Company’s lease obligations primarily consist of non-cancelable leases of office, warehouse and retail store space and equipment. Certain of the leases are renewable at the Company’s option. Certain of the leases provide for additional rent payments based on a percentage of sales. Certain of the leases also contain rent escalation clauses that require additional rents in later years of the lease term, which are recognized on a straight-line basis over the lease term.

(12)   Other Long-Term Liabilities

Other long-term liabilities consisted of the following at January 31, 2006 and 2005:

	January 31
	2006	2005
Pension benefits under defined benefit plans	$54,646	42,414
U.S. post-retirement health plan	19,567	19,642
Accrued stock compensation	4,312	2,822
Other	8,437	7,853
	$86,962	72,731

(13)   Stock Options and Stock Purchase Warrants

The Company’s equity compensation plans described below have been approved by the Company’s security holders.

1995 and 1999 Stock Option and Incentive Award Plans

The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) (“the 1995 Plan”) reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors, but pursuant to its terms no further options may be granted under such plan after October 18, 2005. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2006, all awards under the 1995 Plan were nonqualified stock options.

The FY 1999 Stock Option and Incentive Award Plan (the “1999 Plan”) has 95 million shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options and shares issued under deferred compensation plans, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2006, awards under the 1999 Plan were for either nonqualified stock options or for deferred compensation arrangements.

The Company has issued different types of stock-based compensation awards including in-the-money options, at-the-money options, and deferred compensation awards payable in shares of common stock or cash at the Company’s discretion. The vesting of certain of the options was subject to performance criteria, all of which have been satisfied. Stock options granted at fixed in the-money or at-the-money strike prices and options with performance criteria that have been satisfied, are accounted for by recognizing their intrinsic value as stock compensation expense and crediting additional paid-in capital over the vesting period of the options. Stock options with performance criteria were accounted for as variable awards with the intrinsic value measured based on the current market price for the Company’s common stock each reporting period and recognized over the vesting period as stock compensation expense and additional paid-in capital. The intrinsic value of the deferred compensation awards varies based on the current market value of the Company’s common stock; therefore, these awards are accounted for as variable awards with the intrinsic value measured based on the current market price for the Company’s common stock each reporting period and recognized over the vesting period as compensation expense and accrued liabilities because the awards may be payable in cash or the Company’s common stock, at the Company’s discretion.

Compensation expense related to stock options and deferred compensation awards of $5,497 and $4,031 was recognized for the year ended January 31, 2006 and 2005, respectively. Amounts credited to additional paid in capital and accrued liabilities were $4,007 and $1,490, and $1,209 and $2,822, respectively, during the years ended January 31, 2006 and 2005, respectively. At January 31, 2006, the Company has unrecognized fixed compensation expense related to stock options of $2,958 and unrecognized compensation related to deferred compensation awards of up to $2,051.

Stock Option Summary

A summary of stock option award activity follows:

	Year ended January 31,
	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	55,242,713	$0.66	1,738,300	$6.35	1,824,952	$6.44
Granted	39,600,000	$0.57	54,000,000	$0.53	—	—
Exercised	—	—	—	—	—	—
Cancelled	(24,866,955)	$0.60	(495,587)	$6.36	(86,652)	$7.31
Outstanding at end of year	69,975,758	$0.69	55,242,713	$0.66	1,738,300	$6.35
Options exercisable at end of year	10,744,508	$1.07	995,013	$6.46	1,105,657	$6.89
Weighted-average fair value of options granted during the year	$0.355		$0.321		$—

The following table summarizes information about stock options outstanding at January 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.525 — $ 0.70	69,015,000	8.7 years	$0.62	9,915,000	$0.64
$2.62 — $10.00	960,758	3.2 years	$6.23	829,508	$6.27

Stock Warrants Outstanding

As of January 31, 2006 the Company has warrants outstanding to purchase approximately 15,515,892 shares of common stock at an exercise price of $0.75 per share expiring on July 31, 2013 (see Note 3(b)). Also outstanding are warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share, which are exercisable until June 2010.

(14)   Income Taxes

The Company has operations in numerous countries and its tax provision involves many complex variables, including differing tax structures from country to country and the effect of international earnings on U.S. taxation.

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended January 31, 2006:
U.S. federal	$634	(1,118)	(484)
Foreign	18,002	(641)	17,361
U.S. state and local	(643)	282	(361)
	$17,993	(1,477)	16,516
Year ended January 31, 2005 (restated):
U.S. federal	$—	629	629
Foreign	13,869	(875)	12,994
U.S. state and local	9	20	29
	$13,878	(226)	13,652
Year ended January 31, 2004 (restated):
U.S. federal	$—	2,548	2,548
Foreign	12,470	(2,039)	10,431
U.S. state and local	—	(1,744)	(1,744)
	$12,470	(1,235)	11,235

Components of income (loss) from operations before income taxes and minority interest are as follows:

	Year ended January 31,
	2006	2005	2004
United States	$(3,869)	(28,671)	(13,046)
Other countries	38,588	36,146	29,580
Total	$34,719	7,475	16,534

Income tax expense (benefit) attributable to income (loss) before income taxes and minority interest differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2006, 2005 and 2004 as a result of the following:

	Year ended January 31,
	2006	2005	2004
		(restated)	(restated)
Computed “expected” tax expense	$12,152	2,616	5,787
Increase (decrease) in taxes resulting from:
Tax rate differential on foreign earnings	(3,485)	3,956	4,419
Tax effect of foreign dividends	301	—	2,260
Tax effect of subpart F income	6,872	4,482	3,691
Foreign tax on US income	(410)	(534)	(497)
Valuation reserve adjustment	188	3,081	(3,847)
State taxes	693	(493)	(182)
Adjustment of reserves related to prior years’ tax provision	(652)	—	—
Non-deductible stock compensation	1,058	265	—
Other, net	(201)	279	(396)
Income tax expense	$16,516	13,652	11,235

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability are presented below:

	January 31,
	2006	2005
		(restated)
Deferred tax assets:
Allowance for doubtful accounts	$2,083	2,503
Inventory	2,251	2,985
Other accruals and reserves	14,552	12,338
Plant, equipment and intangibles	8,204	8,161
Post-retirement benefits	7,539	7,530
Pension	20,061	15,070
Net operating loss and minimum tax credit carryforwards	64,097	68,420
Total gross deferred tax assets	118,787	117,007
Less valuation allowance	(86,170)	(82,337)
Deferred tax assets, net of valuation allowance	32,617	34,670
Deferred tax liabilities:
Plant, equipment and intangibles due to fresh start accounting	28,060	32,039
Plant and equipment, due to differences in depreciation methods	7,883	9,264
Intangible assets	6,366	5,620
Other	4,290	3,500
Total gross deferred tax liabilities	46,599	50,423
Net deferred tax liability	$13,982	15,753

The components of the net current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2006	2005
		(restated)
Net current deferred tax asset:
U.S. federal	$2,345	2,091
Foreign	5,892	7,740
U.S. state and local	415	209
	8,652	10,040
Net non-current deferred tax asset:
U.S. federal	—	—
Foreign	263	174
U.S. state and local	—	—
	263	174
Net non-current deferred tax liability:
U.S. federal	(7,774)	(8,639)
Foreign	(13,771)	(16,464)
U.S. state and local	(1,352)	(864)
	(22,897)	(25,967)
Net deferred tax liability	$(13,982)	(15,753)

Valuation allowance.   The valuation allowance increased by a net amount of $3,833 during the year ended January 31, 2006. The increase was due primarily to two factors, foreign valuation allowances increased by $7,341, and U.S. valuation allowances decreased by $3,508. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At January 31, 2006, the Company had net operating loss carryforwards of approximately $18,099 for foreign subsidiaries and approximately $136,547 for U.S. income tax purposes. U.S. net operating loss carryforwards expire at various dates through 2025 in accordance with the table below. In fiscal 2000 and in fiscal 2004, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is generally subject to an annual limitation of approximately $13,889, as adjusted for unused annual limitations. The U.S. net operating loss carryforwards expire as follows:

Expiring January 31,	Amount
2019	$5,994
2020	32,918
2022	44,827
2023	19,272
2024	22,267
2025	11,269
$136,547

Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $16,700 and $7,082 as of January 31, 2006 and 2005, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, net operating losses or tax credits may be available to reduce a portion of the U.S. liability.

(15)   Pension and Other Employee Benefits

The Company and certain subsidiaries have pension plans and post retirement health benefit plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. The measurement date for the Company’s pension and post-retirement plan accounting is December 31. The following tables provide combined information relevant to the Company’s pension and other employee benefit plans:

	Pension Benefits		Post Retirement Benefits
	Year Ended January 31,
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$224,522	206,024	15,367	14,905
Service cost	1,769	1,572	470	404
Interest cost	12,482	12,389	853	853
Plan participants’ contributions	—	—	1,141	1,030
Amendments	—	—	—	56
Actuarial (gain)/loss	7,590	21,349	1,047	(325)
Benefits paid	(16,946)	(16,814)	(2,011)	(1,571)
Translation adjustment	67	2	8	15
Benefit obligations at end of year	$229,484	224,522	16,875	15,367

	Pension Benefits		Post Retirement Benefits
	Year Ended January 31,
	2006	2005	2006	2005
Change in Plan Assets
Fair value of plan assets at beginning of year	$177,061	178,875	—	—
Actual return on plan assets	6,680	14,986	—	—
Employer contributions	237	228	870	541
Plan participants’ contributions	—	—	1,141	1,030
Mexican plan termination	—	(215)	—	—
Translation adjustment	59	1	—	—
Benefits paid	(16,946)	(16,814)	(2,011)	(1,571)
Fair value of plan assets at end of year	167,091	177,061	—	—
Funded status	(62,393)	(47,461)	(16,875)	(15,367)
Unrecognized net obligation loss	72	73	—	—
Unrecognized net actuarial (gain) loss	56,481	47,046	(1,585)	(2,902)
Unrecognized prior service cost (credit)	1,632	1,897	(1,107)	(1,373)
Contribution made between measurement date and fiscal year end	2,500	—	—
Prepaid (accrued) benefit cost	(1,708)	1,555	(19,567)	(19,642)
Minimum liability adjustments	(52,938)	(43,969)	—	—
Net amount recognized	$(54,646)	(42,414)	(19,567)	(19,642)
Weighted average assumptions used to determine benefit obligations
Discount rate	5.5%	5.75%	5.5%	5.75%
Rate of compensation increase	3.5%	3.5%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term rate of return on assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	3.5%	3.5%	N/A	N/A

For post-retirement benefit measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2006. The rate was assumed to decrease gradually to 5.0% for fiscal 2010 and remain at that level thereafter.

	Pension Benefits		Post Retirement Benefits
	Year Ended January 31,
	2006	2005	2006	2005
Components of Net Periodic Benefit Costs
Service cost	$1,769	1,572	470	404
Interest cost	12,482	12,389	853	853
Expected return on plan assets	(13,395)	(14,081)	—	—
Amortization of prior service cost	267	270	(270)	(270)
Recognized net actuarial (gain) loss	4,866	2,567	(273)	(318)
Total net periodic benefit cost	$5,989	2,717	780	669

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on January 31, 2006 amounts:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$179	(145)
Effect on post-retirement benefit obligation	$2,030	(1,668)

The estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the “ABO”, exceeded the fair value of plan assets at December 31, 2005, 2004 and 2003 by $56,907, $42,170 and $21,994, respectively. The result of this increase (decrease) in the ABO was a charge (credit) to other comprehensive income (loss) of $9,233, $17,771 and $(7,004), for the years ended January 31, 2006, 2005 and 2004, respectively. Because these adjustments were non-cash, their effect has been excluded from the accompanying Consolidated Statements of Cash Flows.

For pension plans with accumulated obligations in excess of plan assets at January 31, 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $228,058, $222,770 and $165,840, and $223,224, $218,105 and $175,911, as of January 31, 2006 and 2005, respectively.

For pension plans with assets in excess of accumulated obligations at January 31, 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $1,426, $1,227 and $1,250, and $1,298, $1,126 and $1,150, as of January 31, 2006 and 2005, respectively.

The plan assets were invested in the following major asset categories:

	Percentage of Plan Assets at December 31, 2005	Percentage of Plan Assets at December 31, 2004	Target Allocation for fiscal year 2007
Equity Securities	67%	72%	60 – 70%
Fixed Income	33%	28%	30 – 40%
Total	100%	100%	100%

The asset allocation targets are set with the expectation that the plan’s assets will fund the plan’s expected liabilities with an appropriate level of risk. Expected returns, risk and correlation among asset classes are based on historical data and investment advisor input.

The Company does not expect it will be required to contribute to its funded pension plans in fiscal 2007. The Company expects to make approximately $1,000 of benefit payments attributable to its unfunded post-retirement benefit plans during fiscal year 2007.

The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to operations of these plans was $484, $589 and $596 for the years ended January 31, 2006, 2005 and 2004, respectively. The plans do not have significant liabilities other than benefit obligations.

The pension and post-retirement benefits expected to be paid in each year from fiscal 2007 - 2011 are $18,637, $17,373, $17,347, $17,258 and $17,231, respectively. The aggregate benefits expected to be paid in the five years from 2012-2016 are $88,076. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005 and include estimated future employee service.

(16)   Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Trade Receivables, Accounts Payable, Short-term Debt, and Accrued Expenses

The carrying amount approximates fair value because of the short maturity or duration of these instruments.

Senior Subordinated Notes

The Company estimates that the fair value of the 8 7/8% Notes at January 31, 2006 approximates $184,983 based on inter-dealer transactions which were priced at approximately $105.75 per $100.00 of principal.

Senior Notes, Senior Credit Facility and Other Long-term Obligations

The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months.

Foreign Currency Forward Delivery Contracts

The fair value of foreign currency forward delivery contracts is estimated by reference to market quotations received from banks. At January 31, 2006 and 2005, the contract value of foreign currency forward delivery agreements outstanding was approximately $34,155 and $132,970, respectively. The settlement value of these instruments at that date was approximately $35,122 and $129,799, respectively.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(17)   Litigation, Commitments and Contingencies

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

Agreement with Pension Benefit Guaranty Corporation (“PBGC”)

In connection with the recapitalization referred to in Note 3, the Company entered into an agreement with the PBGC granting them an equal and ratable lien in the pledged assets under the Senior Credit

Facility along with the lender under the Senior Credit Facility in the amount of $17,300. If the Company were to refinance its senior credit facility in the future and increase the size of the facility, the agreement requires that the PBGC lien be increased by an amount determined under a formula considering the amount of the Company’s unfunded pension liability under the Plan and the amount of the increase in the size of the facility. Other provisions of the agreement restrict the transfers of assets outside of the ordinary course of business and the maintenance of certain funding amounts of the Plan; the Company is in compliance with these requirements at January 31, 2006.

The agreement will expire upon (a) the Company obtaining investment grade status on its senior unsecured debt, (b) the date the Plan has no unfunded benefit liabilities for two consecutive plan years, (c) the date on which the Company becomes part of a controlled group whose debt has investment grade status, or (d) the date the Plan is successfully terminated, but in the case of (a) or (b), no earlier than December 31, 2008.

(18)   Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Year ended January 31,
	2006	2005	2004
Net gain (loss) from foreign currency forward delivery contracts	$1,239	387	(514)
Gain (loss) on disposition of fixed assets, net	(128)	819	(107)
Foreign currency transaction gains (losses)(a)	(507)	525	2,035
Pension expense(b)	(2,813)	(2,780)	(1,781)
Redemption premium and expenses on retirement of senior subordinated notes	(2,670)	(17,767)	(5,836)
Due diligence costs for uncompleted potential acquisitions	(2,821)	(671)	—
Other, net	(2,172)	(4,116)	(1,821)
	$(9,872)	(23,603)	(8,024)

(a)    Foreign currency transaction gains (losses) include gains or losses on intercompany advances. Foreign currency gains (losses) incurred on operational transactions are recorded in cost of sales or general and administrative expense.

(b)   Pension expense included in other income and expense relates to the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company’s operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993.

(19)   Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information as originally reported and as restated (see Note 2):

	Three months ended
	April 30, 2005	July 31, 2005	October 31, 2005
	(As originally reported)
Net sales	$232,358	236,540	248,686
Gross profit	$111,044	115,500	120,614
Operating income	$22,158	18,042	6,919
Net income (loss)	$7,293	2,115	(3,250)
Net income (loss) to common stockholders	$3,691	(1,552)	(6,822)
Net income (loss) per share attributable to common stockholders—basic	$0.02	(0.01)	(0.03)
Net income (loss) per share attributable to common stockholders—diluted	$0.01	(0.01)	(0.03)

	Three months ended
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
	(restated)	(restated)	(restated)
Net sales	$232,358	236,540	248,686	249,302
Gross profit	$111,044	115,500	120,614	123,223
Operating income	$22,158	18,042	6,919	25,916
Net income (loss)	$7,502	2,324	(3,041)	6,536
Net income (loss) to common stockholders	$3,900	(1,343)	(6,613)	2,542
Net income (loss) per share attributable to common stockholders—basic	$0.02	(0.01)	(0.03)	0.01
Net income (loss) per share attributable to common stockholders—diluted	$0.01	(0.01)	(0.03)	—	*

*                    Less than $0.01 per share

	Three months ended
	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
	(As originally reported)
Net sales	$200,428	224,834	234,128	243,506
Gross profit	$91,556	104,316	107,640	113,502
Operating income	$6,757	14,032	21,978	22,968
Net income (loss)	$(3,725)	(18,344)	6,170	6,850
Net income (loss) to common stockholders	$(7,055)	(21,702)	2,707	3,318
Net income (loss) per share attributable to common stockholders—basic	$(0.03)	(0.10)	0.01	0.01
Net income (loss) per share attributable to common stockholders—diluted	$(0.03)	(0.10)	0.01	—	*

*                    Less than $0.01 per share

	Three months ended
	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
	(restated)	(restated)	(restated)	(restated)
Net sales	$200,428	224,834	234,128	243,506
Gross profit	$91,556	104,316	107,640	113,502
Operating income	$6,757	14,032	21,978	22,968
Net income (loss)	$(3,887)	(18,506)	6,008	6,687
Net income (loss) to common stockholders	$(7,217)	(21,864)	2,545	3,155
Net income (loss) per share attributable to common stockholders—basic	$(0.03)	(0.10)	0.01	0.01
Net income (loss) per share attributable to common stockholders—diluted	$(0.03)	(0.10)	0.01	— *

*                    Less than $0.01 per share

As described in Note 2, the Company has restated its financial statements for the years ended January 31, 2005 and 2004 for the effect of an error in the calculation of the deferred tax valuation allowance. The tables above summarize restated quarterly information for the first three quarters of fiscal 2006 and each of the four quarters during fiscal 2005. The effect of the restatement was to increase income tax expense, decrease net income or increase net loss, and decrease net income to common stockholders or increase net loss to common stockholders by $209 for each of the quarters ended April 30, 2005, July 31, 2005 and October 31, 2005 and by $162 for each of the quarters ended April 30, 2004, July 31, 2004, October 31, 2004 and January 31, 2005.

Certain reclassifications were made to the unaudited quarterly financial information to conform to the January 31, 2006 presentation. Such reclassifications include minor amounts of foreign currency transaction gains (losses) related to operating activities from other income (expense) to cost of sales or general and administrative expenses for the three months ended July 31, 2005 and April 30, 2005 and each of the fiscal 2005 quarters.

(20)   Information Concerning Business Segments

The Company’s operations consist of the manufacture and distribution of luggage, business and computer cases, outdoor casual bags, and travel-related products and licensing of the Company’s brand names. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: (i) “Europe” which includes operations in Western and Eastern European countries; (ii) “North America”, which includes operations in the United States and Canada; (iii) “Latin America”, which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia”, which includes operations in India, China, Singapore, South Korea, Taiwan, Malaysia and Japan; and (v) “Other” which primarily includes certain licensing activities from luggage and non-luggage brand names owned by the Company and Corporate headquarters overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain reclassifications were made to the prior periods to conform to the January 31, 2006 presentation.

Segment information for the years ended January 31, 2006, 2005 and 2004 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other(b)	Eliminations	Totals
2006
Revenues from external customers	$417,434	363,922	41,829	127,708	15,993	—	966,886
Intersegment revenues	$2,805	97	—	15,857	—	(18,759)	—
Operating income (loss)(a)	$43,176	28,725	4,502	18,377	(21,646)	(99)	73,035
Total assets	$246,461	99,706	32,464	65,105	279,972	(156,457)	567,251
Capital expenditures	$7,743	4,456	330	4,769	5,846	—	23,144
Additions to goodwill and intangibles	$—	—	—	—	—	—	—
Depreciation, amortization and impairment of intangible assets	$10,584	3,846	340	2,382	767	—	17,919
2005
Revenues from external customers	$406,032	342,985	36,092	99,015	18,772	—	902,896
Intersegment revenues	$2,398	204	—	8,867	—	(11,469)	—
Operating income (loss)(a)	$42,991	16,874	2,001	16,290	(12,643)	222	65,735
Total assets	$264,795	107,739	30,842	46,444	268,720	(155,457)	563,083
Capital expenditures	$6,848	2,735	329	2,572	—	—	12,484
Additions to goodwill and intangibles	$62	—	—	378	—	—	440
Depreciation, amortization and impairment of intangible assets	$12,485	3,584	271	1,900	3,945	—	22,185
2004
Revenues from external customers	$346,090	306,572	29,510	74,148	20,131	—	776,451
Intersegment revenues	$4,618	222	—	6,758	—	(11,598)	—
Operating income(a)	$37,080	12,505	1,659	13,905	2,467	74	67,690
Total assets	$230,500	108,014	25,671	40,265	257,097	(159,659)	501,888
Capital expenditures	$8,510	3,255	181	891	—	—	12,837
Additions to goodwill and intangibles	$—	—	—	—	—	—	—
Depreciation, amortization and impairment of intangible assets	$11,207	3,942	346	1,707	3,324	—	20,526

(a)              Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest.

(b)             Other Operations includes general corporate expenses.

Long-lived assets relating to the Company’s operations by geographic area is as follows:

	January 31,
	2006	2005
Property, plant and equipment, net of accumulated depreciation:
North America	$17,085	11,976
Europe	48,127	62,899
Asia	12,097	9,565
Latin America	3,411	3,320
Corporate and Other	8,380	11,050
	$89,100	98,810

	January 31,
	2006	2005
Tradenames and other intangible assets, net of accumulated amortization:
Corporate and Other	$89,573	88,360
Asia	1,159	1,497
Europe	405	602
North America	357	357
Latin America	164	—
	$91,658	90,816

Included in Corporate and Other are the amounts recorded for goodwill, patents and trademarks related to Samsonite, American Tourister, and various apparel tradenames owned by the Company.

(21)   Related Party Transactions

The Company has entered into advisory agreements with its major stockholders, Ares Corporate Opportunities Fund, L.P., Bain Capital, Ltd., and an affiliate of Ontario Teacher’s Pension Plan Board. The agreements provide that the Company will pay each of these three parties an advisory fee of $500 per year for five years beginning July 31, 2003.

The Company’s Indian subsidiary, Samsonite Southeast Asia Pvt. Ltd., purchases raw materials from and sells certain raw materials to Tainwala Chemicals and Plastics India Ltd. (“Tainwala”). Tainwala is managed and controlled by the family of Dr. Ramesh Tainwala, the Chief Operating Officer of Samsonite Southeast Asia. Dr. Tainwala and his family own a 40% stake in the Company’s Indian subsidiary. The Company purchased raw materials and capital goods from Tainwala in the amounts of $2,086, $454 and $28 during the years ended January 31, 2006, 2005 and 2004 respectively. The Company sold raw materials to Tainwala in the amounts of $932, $145 and $10 during the fiscal years ended January 31, 2006, 2005 and 2004, respectively. In addition, approximately $82, $80 and $58 was paid to entities owned by Dr. Tainwala and his family, for office space rent during the years ended January 31, 2006, 2005 and 2004, respectively.

SAMSONITE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Column B
	Balance at				Column F
Column A	Beginning of	Column C	Column D	Column E	Balance at
Description	Period	Additions(a)	Transfers	Deductions(b)	End of Period
Year Ended January 31, 2006
Allowance for Trade Receivables	$8,476	327	—	(1,590)	7,213
Allowance for Long-Term Receivables	66	—	—	(66)	—
Allowance for Sales Returns*	1,021	609 *	—	—	1,630
Total	$9,563	936	—	(1,656)	8,843
Year Ended January 31, 2005
Allowance for Trade Receivables	$7,809	1,540	—	(873)	8,476
Allowance for Long-Term Receivables	521	—	—	(455)	66
Allowance for Sales Returns*	1,290	—	—	(269)*	1,021
Total	$9,620	1,540	—	(1,597)	9,563
Year Ended January 31, 2004
Allowance for Trade Receivables	$7,205	723	—	(119)	7,809
Allowance for Long-Term Receivables	788	—	—	(267)	521
Allowance for Sales Returns*	1,506	—	—	(216)*	1,290
Total	$9,499	723	—	(602)	9,620

Notes:

(a)           Amounts charged to costs and expenses.

(b)          Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

*                    Because of the manner in which the Company’s systems process sales returns, the Company is not able to quantify additions and deductions, and such amounts are shown on a net basis.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company.
3.2	Certificate of Ownership and Merger dated July 14, 1995 (Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 33-95642).
3.3	By-laws of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
4.1

Description of the Company’ common stock, par value $.01 per share, and the associated preferred Stock purchase rights (Incorporated by reference from the Company’s Registration Statement on Form 8-A filed May 13, 1998 under the Exchange Act and the Company’s Registration Statement on Form 8-A, filed May 2, 2003 under the Exchange Act).

4.2

Indentures dated June 9, 2004 for 100,000 Euro Floating Rate Senior Notes due 2010 and $205,000 8 7/8% Senior Subordinated Notes due 2011(Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 333-118014).

10.1*

Form of Stock Option Agreement, dated as of February 8, 2000, between the Company and Richard H. Wiley (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2000).

10.2*

Nonqualified Stock Option Agreement dated as of July 15, 1998 between the Company and Richard H. Wiley (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1998).

10.3

Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen (Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-71224).

10.4	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as amended in 1996) (Incorporated by reference from Proxy Statement filed May 23, 1996).
10.4.1	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment (Incorporated by reference from the Registrant’s Form S-8 File No. 333-20775, filed January 30, 1997).
10.5

Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as amended in 1996) (Incorporated by reference to the Registrant’s Form S-8 File No. 333-05467, filed June 7, 1996).

10.6	Samsonite Corporation Directors Stock Plan as amended (Incorporated by reference from the Company’s Proxy Statement filed May 9, 2001).
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

10.9*

Form of Stock Option Agreement, dated as of March 24, 1999, between the Company and Richard H. Wiley (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

10.10*

Form of Stock Option Agreement, dated as of November 12, 1999, between the Company and Richard H. Wiley (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2000).

10.11*

Employment Agreement, dated as of June 15, 2001, between the Company and Richard H. Wiley (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2001).

10.12*	Employment Agreement, dated as of October 1, 2000, between the Company and Marc Matton (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 31, 2002).
10.13

Recapitalization Agreement by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC and Ontario Teachers Pension Plan Board, dated as of May 1, 2003 (including various exhibits thereto) (Incorporated by reference from the Company’s current report on Form 8-K dated May 1, 2003).

10.14

Credit Agreement dated as of July 31, 2003 among the Company, Samsonite Europe N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation, as Agent and as North American Collateral Agent, KBC Bank NV, as Fronting Lender and as European Agent, and the other lenders signatory thereto from time to time (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2003).

10.14.1

Amendment No. 1 to Credit Agreement dated as of May 25, 2004, among Samsonite Corporation, Samsonite Europe, N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

10.14.2

Amendment No. 2 to Credit Agreement dated as of November 23, 2004, among Samsonite Corporation, Samsonite Europe, N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

10.14.3

Amendment No. 3 to Credit Agreement dated as of February 8, 2006, among Samsonite Corporation, Samsonite Europe, N.V., the other Credit Parties signatory thereto, General Electric Capital Corporation and the other Lenders signatory thereto.

10.15

Amendment and Restatement of Term Sheet Between Pension Benefit Guaranty Corporation and Samsonite Corporation (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2003).

10.16

Agreement dated July 23, 2003 by and between the Company and the Pension Benefit Guaranty Corporation, a United States Government Corporation (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2003).

10.17

Form of Executive Stockholders Agreement dated September 25, 2003 among the Company, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board and certain executives (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2003).

10.18*	Letter Agreement, dated January 21, 2005, by and between the Company and Thomas Korbas (Incorporated by reference from the Company’s current report on Form 8-K filed April 15, 2005).
10.19	Form of Executive Stock Option Agreement dated February 14, 2005 (Incorporated by reference from the Company’s current report on Form 8-K/A filed February 18, 2005).
10.20*

Consulting Agreement dated April 1, 1995 by and among Samsonite Finanziaria S.R.L., Giuseppe Fremder and Samsonite Italia S.R.L. (now Samsonite S.p.A.) (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

10.21*

Amended and Restated Employment Agreement between Samsonite Corporation and Marcello Bottoli, dated as of May 11, 2005 (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).

10.22*	Management Agreement between Samsonite Corporation and Marcello Bottoli, dated as of May 11, 2005 (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).
10.23*

Letter Agreement regarding Employment and Management Agreements between Samsonite Corporation and Marcello Bottoli dated as of May 12, 2005 (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).

10.24*

Chief Executive Officer Stockholders Agreement, dated as of March 2, 2004, by and among Samosnite Corporation, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board, Marcello Bottoli, Stonebridge Development Limited and the Bottoli Trust (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2005).

10.24.1*

Amendment 1 to Chief Executive Officer Stockholders Agreement, dated as of March 17, 2005, by and among Samosnite Corporation, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board, Marcello Bottoli, Stonebridge Development Limited and the Carry Trust (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2005).

10.25*

Stock Option Agreement dated as of April 19, 2004, among Samsonite Corporation, Marcello Bottoli, and Stonebridge Development Limited (Incorporated by reference from the Proxy Statement filed May 11, 2004).

10.25.1*

Amendment 1 to Stock Option Agreement dated as of March 17, 2005, among Samsonite Corporation, Marcello Bottoli, and Stonebridge Development Limited (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).

10.26

Stockholders Agreement, dated as of July 31, 2003 by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board and Ares Leveraged Investment Fund, L.P. (Incorporated by reference from the Proxy Statement filed June 30, 2003).

10.27

Agreement for Purchase and Sale of Real Estate dated January 24, 2005 between Samsonite Corporation and Panattoni Development Company, LLC (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

10.28

Advisory Agreement between the Company and ACOF Management, Bain Capital (Europe) LLC and Ontario Teacher’s Pension Plan Board entered into as of April 1, 2004 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2004).

14.1	Code of Ethical Conduct for Chief Executive Officer
14.2	Code of Ethical Conduct for Senior Financial Officers
21	Subsidiaries of the Company
23	Consent of KPMG LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form.