Form 10-K/A
period 2006-01-31
SAMSONITE CORP/FL
filed 2006-05-31
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference:   The Annual Report on Form 10-K filed on behalf of the Company on May 16, 2006 is incorporated by reference.

EXPLANATION FOR AMENDMENT

Samsonite Corporation (the “Company”) is filing this Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (which was filed on May 16, 2006) (the “2006 Form 10-K”) to set forth the information required by items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. This Form 10-K/A amends Part III of the Company’s original Form 10-K filing only, and all other portions of the Company’s original Form 10-K filing remain in effect.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Directors of the Company

The Company’s directors and their ages as of April 30, 2006 are as follows:

Name	Age	Position	Term Expires
Marcello Bottoli	44	President, Chief Executive Officer and Director	2006
Charles J. Philippin	56	Non Executive Director	2006
Fernando Grimaldi Quartieri	46	Non Executive Director	2006
Antony P. Ressler	45	Non Executive Director	2006
Lee Sienna	54	Non Executive Director	2006
Donald L. Triggs	62	Non Executive Director	2006
Richard T. Warner	47	Non Executive Director	2006
Melissa Wong Bethell	31	Non Executive Director	2006
Jeffrey B. Schwarz	32	Non Executive Director	2006

Marcello Bottoli.    Mr. Bottoli was appointed President and Chief Executive Officer in March 2004 and was appointed as a director of Samsonite in September 2005. From 2001 to 2002, Mr. Bottoli was Chairman of the Board and Chief Executive Officer of Louis Vuitton, part of the LVMH group, a luxury consumer products company. From 1991 to 2001 he held several management roles at the Benckiser Group (now Reckitt Benckiser), a global consumer products company. At Benckiser, Mr. Bottoli worked in various positions in Spain, France, the Netherlands and the United Kingdom and became a Management Board member and Executive Vice President of Benckiser as of 1993. He began his career with Procter & Gamble, in France and the United States, and prior to joining the Benckiser Group, spent two years with The Boston Consulting Group, a diverse global business consulting firm, in the firm’s Paris and Milan offices.

Charles J. Philippin.    Mr. Philippin became a director of Samsonite in October 2003. Mr. Philippin has been a principal with GarMark Advisors, a mezzanine investment fund, since 2002. From 2000 to 2002, Mr. Philippin was Chief Executive Officer of Online Retail Partners, an internet incubator company. From 1994 to 2000, Mr. Philippin held several positions with Investcorp, a global investment group, including serving as a member of its management committee, and was responsible for post-acquisition monitoring and performance improvement for the firm’s U.S. portfolio. From 1974 to 1994, Mr. Philippin was with the public accounting firm of Coopers & Lybrand (now PricewaterhouseCoopers), and was a partner of the firm from 1982 until 1994. Mr. Philippin serves on the boards and audit and compensation committees of Competitive Technologies, Inc., CSK Auto Corporation and on the board and audit committee of Alliance Laundry Systems.

Ferdinando Grimaldi Quartieri.    Mr. Grimaldi became a director of Samsonite in October 2003. Since 2002, Mr. Grimaldi has been a Managing Director of Bain Capital, Ltd., a private investment firm based in London. Prior to joining Bain Capital, Mr. Grimaldi was responsible for private equity investments at Investcorp International Limited for six years and was a member of the firm’s management committee from 1999 until 2002.

Antony P. Ressler.    Mr. Ressler became a director of Samsonite in July 2003. Mr. Ressler is the Managing Member of Ares Management, LLC, and serves as an Investment Committee member on all Ares funds. In 1997, Mr. Ressler co-founded Ares, an independent investment management firm with approximately $11 billion of committed capital under management. Ares specializes in managing assets in the private equity and leveraged finance markets. Mr. Ressler co-founded Apollo Management in 1990. Mr. Ressler oversaw Apollo’s capital markets activities, focusing particularly on distressed and private equity investment opportunities originating as a result of day-to-day involvement in the capital markets. Prior to 1990, Mr. Ressler served as a Senior Vice President in the High Yield Bond Department of Drexel Burnham Lambert Incorporated, with responsibility for the New Issue/Syndicate Desk. Mr. Ressler serves on the board of Allied Waste Industries, Inc. and several private companies.

Lee Sienna.    Mr. Sienna became a director of Samsonite in October 2003. Mr. Sienna has been Vice President of the private equity group of Ontario Teachers’ Pension Plan Board since 2002. From 1998 to 2002, Mr. Sienna was a partner at Calcap Corporate Finance Limited, a consulting firm specializing in mergers and acquisitions. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development for companies in the beverage, food and entertainment industries.

Donald L. Triggs.    Mr. Triggs became a director of Samsonite in October 2003. Since 1993, Mr. Triggs has been the President, Chief Executive Officer and a Director of Vincor International, Inc., a global wine producer, retailer and distributor based in Ontario, Canada with wineries in Ontario and British Columbia in Canada, Washington State, California, Australia and New Zealand. In August 1989, Mr. Triggs became Chairman, Chief Executive Officer and a Director of Cartier Wines & Beverage Corporation, which became Vincor International in 1992 as a result of a merger.

Richard T. Warner.    Mr. Warner became a director of Samsonite in October 2003. Since 2006, Mr. Warner has been a principal with GarMark Advisors. From 2004, Mr. Warner has been a founding partner of Hemisphere One, a global investment firm focused on lifestyle brands. From 1994 to 2003, Mr. Warner served in several senior capacities at Investcorp, a global investment group. From 1999 to 2002 he was head of Investcorp’s European business, responsible for the firm’s European private equity activities. Mr. Warner also led Investcorp’s review of various global strategic options. In addition, he served as a member of the firm’s Coordinator’s Committee (global operating board of Investcorp), Commitment Committee

(controls Investcorp’s global capital commitments) and Budget and Expense Review Committee (controls Investcorp’s operating expenses).

Melissa Wong Bethell.    Ms. Bethell became a director of Samsonite in September 2005. Ms. Bethell is a principal with Bain Capital, Ltd., responsible for private equity investments since 1999. Prior to joining Bain Capital, Ms. Bethell worked at Goldman Sachs, in the Fixed Income Capital Markets division, where she covered consumer products, financial services and technology companies in the United States and Australia.

Jeffrey B. Schwartz.    Mr. Schwartz became a director of Samsonite in September 2005. Mr. Schwartz is a vice president in the Private Equity Group of Ares. Prior to joining Ares in 2004, Mr. Schwartz was an investment banker at Lehman Brothers in the Financial Sponsor group since 2000. Mr. Schwartz also serves on the board of directors of Tinnerman Palnut Engineered Products, Inc.

Executive Officers of the Company

The Company’s executive officers and their ages as of April 30, 2006 are as follows:

Name	Age	Position
Richard H. Wiley	49	Chief Financial Officer, Treasurer and Secretary
Thomas Korbas	54	President—The Americas
Giuseppe Fremder	53	President—Samsonite S.p.A.
Marc Matton	57	Chief Supply Officer
Arne Borrey	43	President—Europe, Middle East and Africa
Shashi S. Dash	62	President—Asia Pacific Region
Deborah Rasin	39	Vice President—Legal, General Counsel and Assistant Secretary
Ramesh Tainwala	46	Chief Operating Officer of Samsonite South East Asia Pvt. Ltd.
Annick Desmecht	38	Chief Marketing Officer
Quentin Mackay	35	Creative Director

Richard H. Wiley.    Mr. Wiley has been Chief Financial Officer, Treasurer and Secretary of Samsonite since March 1998. From 1995 to 1998, Mr. Wiley was Chief Financial Officer of the Americas division of Samsonite and Assistant Treasurer. Prior to joining Samsonite, from 1994 to 1995, Mr. Wiley was an audit and consulting senior manager with BDO Seidman, an international public accounting firm. From 1982 to 1994, Mr. Wiley was with KPMG LLP, working in the audit and consulting areas.

Thomas Korbas.    Mr. Korbas was appointed President of the Americas Division of Samsonite in October 2004. Prior to that, since 2000, Mr. Korbas was Vice President/General Manager of U.S. Wholesale. From 1995 to 2000, he served as Vice President/General Manager and Vice President of Sales and Marketing for U.S. Non-Traditional business and Vice President of Operations. From 1994 to 1995, Mr. Korbas was Vice President/General Manager of Legacy Luggage Inc., a division of Samsonite, designing, sourcing, and selling private label luggage. From 1979 to 1994, Mr. Korbas was Sr. Vice President of Operations, Vice President of Sourcing, Director of Manufacturing, and Engineering Manager for American Tourister.

Giuseppe Fremder.    Mr. Fremder has served as President of Samsonite S.p.A., or Samsonite Italy, Samsonite’s Italian subsidiary, since October 1997. In addition, Mr. Fremder has served as Managing Director of Samsonite Italy and its predecessor, Samsonite Italy Srl., since it was founded in 1984. In 2004, Mr. Fremder was appointed President of Samsonite’s Global Licensing In & Out division, and in 2000 was appointed President of Samsonite Black Label, the world-wide fashion division of Samsonite.

Marc Matton.    Mr. Matton was appointed Chief Supply Officer of Samsonite in July 2004. Prior to that, Mr. Matton served as President and Managing Director of Samsonite Europe N.V., or Samsonite Europe, from November 2000, was Vice President Marketing and Sales at Samsonite Europe from 1995 to 2000, and additionally, was General Manager Softside Division beginning in 1998. From 1991 until 1995, Mr. Matton served as Sales Director for Samsonite Europe.

Arne Borrey.    Mr. Borrey was appointed President Europe, Middle East and Africa in July 2004 and is responsible for Samsonite business in these regions. From 2001 to 2004, he was Vice President of Marketing and Sales for Samsonite Europe. Mr. Borrey started his career with Samsonite in 1987 as Product Planner and subsequently became Product Manager Softside. From 1990 until 1993 he worked in Spain as Marketing and Sales Manager. In Oudenaarde, Belgium, he took up the position of Manager Legacy Division and was named Sales Director Europe in 1995, a position he held until 2001.

Shashi S. Dash.    Mr. Dash has been Samsonite’s President for its Asia Pacific region since January 2004. Prior to that, and since 1999, Mr. Dash was Vice President — General Manager for Samsonite’s Asia Pacific region. From 1996 to 1999, he was Executive Director, Marketing, for Samsonite India Limited. From 1994 to 1996, Mr. Dash was with Real Value Appliances as Director and Board Member, International, based in Hong Kong. Earlier in his career, Mr. Dash was with Blowplast and Aristocrat in India, involved in the building of luggage brands such as “VIP” (as Marketing Director and then President) and “Aristocrat” (as Managing Director) that are today household names in India.

Deborah Rasin.    Ms. Rasin was appointed Vice President — Legal, General Counsel and Assistant Secretary in February 2006. Ms. Rasin has practised corporate and commercial law for 14 years. From 1997 until joining Samsonite, Ms. Rasin was an attorney at General Motors Corporation (in Zurich, Switzerland and Detroit, Michigan) where she advised on a myriad of commercial and international transactions, and served as business unit counsel and general counsel for various General Motors business units and subsidiaries. Prior to that, Ms. Rasin worked in law firms in Washington, Hong Kong and Tel Aviv. Ms. Rasin received her J.D. from Harvard Law School and is admitted to the bar in California, Washington, D.C. and Michigan.

Ramesh Tainwala.    Mr. Tainwala has been Chief Operating Officer of Samsonite South East Asia Private Limited since June 2000. Prior to that, Mr. Tainwala was Managing Director from November 1995 through his appointment as Chief Operating Officer. As the head of Samsonite’s Indian operations, he is responsible for Samsonite’s manufacturing operation in India as well as its marketing and sales in the region of South Asia. His primary responsibility involves establishing the strategic and tactical direction for Samsonite in South Asia.

Annick Desmecht.    Ms. Desmecht was appointed Chief Marketing Officer in March 2005. From 2001 to 2005, Ms. Desmecht was the Marketing Director for the Beauty Care business of Procter & Gamble Co. in Central and Eastern Europe, Middle East and Africa. From 1997 to 2000, she was Marketing Manager for the Feminine Care business of Procter & Gamble for Russia and the Ukraine, based in Moscow.

Quentin Mackay.    Mr. Mackay was appointed Creative Director in February 2005, responsible for the direction and coordination of Samsonite’s design strategy. From 2002 to 2005, Mr. Mackay was the chief designer for Tanner Krolle, an English luxury leather brand maker of bags and accessories. From 2000 to 2002, Mr. Mackay was a general accessory designer with Loewe, in Madrid, Spain.

The Company’s executive officers are elected by and serve at the discretion of the Board of Directors.

Audit Committee and Audit Committee Expert of the Company

The Company has a standing audit committee (“Audit Committee”) established in accordance with Section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized (i) to make recommendations to the Board of Directors regarding the engagement of the Company’s independent auditors, (ii) to review the plan, scope and results of the annual audit, the independent auditors’ letter of comments and management’s response thereto, (iii) to approve all audit and non-audit services, (iv) to review Company policies and procedures with respect to internal accounting and financial controls, and (v) to review any changes in accounting policy. The current members of the Audit Committee are Charles J. Philippin, Donald L. Triggs and Richard T. Warner, each of whom is a non-executive director and is considered by the Company to be independent of management for purposes of the U.K. Combined

Code on Corporate Governance (the “Combined Code”). The Board of Directors has determined that Mr. Philippin qualifies as an “audit committee financial expert” as defined by the rules of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (“principal stockholders”) to file with the Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and principal stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of the Section 16(a) reports furnished to the Company for fiscal year 2006, all required reports were timely filed, except in the following instances: (1) Quentin Mackay who is an executive officer of the Company filed a late Form 3 and 4 reporting his appointment as an executive officer of the Company and the receipt of a stock option grant, respectively, (2) Melissa Bethell who is a director of the Company, filed a late Form 3 at the time she was appointed director of the Company; and (3) Marcello Bottoli who is the Chief Executive Officer, filed a late form 4 reporting the receipt of a stock option grant; and (4) Ares Corporation, and Bain Capital (Europe) LLC (“Bain Capital”) which are greater than 10% stockholders of the Company filed late Form 4s on February 2, 2006, and December 8, 2005, respectively, for the purchase of preferred stock.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (the “Codes of Ethical Conduct”). On May 16, 2005, the Company amended the Codes of Ethical Conduct to, among other things, make provision for the code to apply to senior financial officers at subsidiaries of the Company, and contain the pledge of each signing officer to report known or suspected violations of the Codes of Ethical Conduct to the Audit Committee of the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for each of the fiscal years shown, the compensation paid or awarded for services rendered in all capacities to the Company’s (a) Chief Executive Officer, and (b) the four next most highly compensated executive officers serving in such capacity as of the end of fiscal year 2006, which group includes the Chief Financial Officer.

		Annual Compensation (1)			Long-Term Compensation Awards
Name/Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (number)	All Other Compensation ($)(1)

Executive Director
Marcello Bottoli(2)
Chief Executive	2006	513,286	810,137	61,863(4)	—	87,428	(5)
Officer and President	2005	446,609	784,800	67,080(4)	30,000,000	20,076	(5)

Certain Executive Officers
Richard H. Wiley
Chief Financial	2006	345,000	226,797	4,119(6)	—	21,064	(7)
Officer, Treasurer and	2005	318,750	185,438	7,723(6)	6,000,000	20,597	(7)
Secretary	2004	300,000	617,195(3)	—	—	18,458	(7)
Thomas Korbas	2006	279,000	182,729	7,384(8)	—	16,889	(9)
President, Samsonite —	2005	254,347	138,105	7,984(8)	3,000,000	16,759	(9)
The Americas	2004	237,912	398,714(3)	—	—	15,231	(9)
Marc Matton	2006	316,917	208,336	24,413(10)	—	33,293	(11)
Chief Supply Officer	2005	312,451	164,301	—	3,000,000	30,945	(11)
	2004	266,882	286,975(3)	—	—	28,116	(11)
Giuseppe Fremder	2006	291,610	230,467	32,465(12)	—	34,857	(13)
President, Samsonite	2005	264,684	107,859	39,748(12)	3,000,000	35,650	(13)
S.p.A.	2004	240,545	160,923(3)	—	—	31,456	(13)

(1)                                  Some or all of the compensation of certain executives may have been paid in euros during the 2006, 2005 and 2004 fiscal years. Amounts, to the extent originally denominated in euros, have been converted to U.S. Dollars at average conversion rates of 1.244, 1.250 and 1.136 U.S. Dollars to the euro for the years ended January 31, 2006, 2005 and 2004, respectively.

(2)                                  Mr. Bottoli’s employment with Samsonite began in March 2004.

(3)                                  Includes a non-recurring bonus amount awarded in connection with the Company’s 2003 fiscal year performance and the Company’s July 31, 2003 recapitalization.

(4)                                  For 2006 includes $23,876 for housing allowance, $18,573 of reimbursed legal expenses in connection with compensation agreements, and $19,414 for automobile lease payments. For 2005 includes $18,213 for housing allowance, $24,369 of reimbursed legal expenses in connection with compensation agreements, and $17,250 for automobile lease payments.

(5)                                  Includes amounts paid out to Mr. Bottoli under the Bottoli Agreement as if he were a participant in the Company’s 401(k) plan ($6,500 and $7,000 for 2005 and 2006, respectively) and the Samsonite Employee Retirement Income Plan and the Supplementary Executive Retirement Plan ($14,576 and $67,408 for 2005 and 2006, respectively) and medical insurance premiums of $6,413 and $13,020 for 2005 and 2006, respectively.

(6)                                  Comprised of automobile lease payments.

(7)                                  For 2006 includes $15,814 for life and medical insurance premiums and $5,250 paid to Mr. Wiley’s account in the Company’s 401(k) plan. For 2005 includes $14,447 for life and medical insurance premiums and $6,150 paid to Mr. Wiley’s account in the Company’s 401(k) plan. For 2004 includes $12,458 for life and medical insurance premiums and $6,000 paid to his account in the Company’s 401(k) plan.

(8)                                  Comprised of automobile lease payments.

(9)                                  For 2006 includes $11,639 for life and medical insurance premiums and $5,250 paid to Mr. Korbas’ account in the Company’s 401(k) plan. For 2005 includes $10,609 for life and medical insurance premiums and $6,150 paid to Mr. Korbas’ account in the Company’s 401(k) plan. For 2004 includes $9,213 for life and medical insurance premiums and $6,018 paid to his account in the Company’s 401(k) plan.

(10)                            For 2006 is comprised of $24,413 for automobile lease payments.

(11)                            Mr. Matton participates in an employee benefit arrangement available to Company employees located in Belgium, which combines retirement and life insurance benefits based on salary. An amount is contributed by the Company on behalf of such employees in order to purchase insurance contracts that contain both a life insurance and retirement pension provision. For 2004, 2005 and 2006, all other compensation consisted of payments pursuant to this employee benefit arrangement.

(12)                            For 2006 includes $20,891 for automobile lease payments and $11,574 for automobile operating expenses. For 2005 includes $22,800 for automobile lease payments and $16,948 for automobile operating expenses.

(13)                            For 2006 is comprised of $17,354 for life and medical insurance premiums and $17,503 in premiums for pension insurance for Mr. Fremder. For 2005 includes $18,441 for life and medical insurance premiums and $17,209 in premiums for pension insurance. For 2004 includes $16,228 for life and medical insurance premiums and $15,228 in premiums for pension insurance.

Options Granted

The following table presents information concerning individual grants of options to purchase Shares made during fiscal year 2006 to the Company’s (a) Chief Executive Officer and (b) the four next most highly compensated executive officers serving in such capacity as of the end of fiscal year 2006, which group includes the Chief Financial Officer.

Option Grants in Last Fiscal Year

		Percent of
		|Total
	Number of	Options					Potential Realized Value at Assumed
	Securities	Granted to	Exercise				Annual Rates of Stock Price
	Underlying	Employees	or				Appreciation
	Options	in Fiscal	Base Price		Expiration		for Option Term(1)
Name	Granted	Year	($ /Sh.)		Date		0%($)	5%($)	10%($)

Marcello Bottoli	—	—	—		—		—	—	—
Richard H. Wiley	6,000,000	15.3%	$0.665	(2)(3)	3/17/2015	(2)	—	2,509,290	6,359,032
Thomas Korbas	3,000,000	7.7%	$0.665	(2)(3)	3/17/2015	(2)	—	1,254,645	3,179,516
Marc Matton	3,000,000	7.7%	$0.525	(2)(4)	3/17/2015		420,000	1,674,645	3,599,516
Giuseppe Fremder	3,000,000	7.7%	$0.525	(2)(4)	3/17/2015		420,000	1,674,645	3,599,516

(1)                                  Calculated based on assumed annual increases of market price from closing price of shares on date of grant to the end of the option term, compounded annually. Assumed rates of stock price appreciation are for illustrative purposes only and do not reflect actual or forecasted rates of stock price appreciation.

(2)                                  Option cancelled and reissued on March 17, 2005, at an exercise price of $0.665 per share, expiring March 17, 2015.

(3)                                  Each option grant is divided equally into Tier One options and Tier Two options, with each tier vesting subject to continued employment. Tier One: 20% are exercisable on the grant date, with an additional 20% vesting on each anniversary of the grant date thereafter until all Tier One options are vested. Tier Two: 25% shall become exercisable on the second anniversary of March 1, 2004, with an additional 25% vesting on each anniversary of the grant date thereafter until all Tier Two options are vested. All options will vest in full upon a change in control.

(4)                                  Option cancelled and reissued on March 17, 2005, at an exercise price of $0.525 per share, expiring March 17, 2015.

Options Held As of January 31, 2006

The following table discloses, for the Company’s (a) Chief Executive Officer and (b) the four next most highly compensated executive officers serving in such capacity as of the end of fiscal year 2006, which group includes the Chief Financial Officer, information regarding stock options that were held as of January 31, 2006.

Aggregated Option Exercises as of January 31, 2006

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Options as of		in-the-money Options
	On	Value	January 31, 2006		as of January 31, 2006 ($)
Name	Exercise(#)	Realized $	Exercisable	Unexercisable	Exercisable	Unexercisable(1)
Marcello Bottoli	—	—	6,000,000	24,000,000	765,000	$3,060,000
Richard H. Wiley	—	—	689,011	5,478,750	87,000	783,000
Thomas Korbas	—	—	339,367	2,700,000	43,500	391,500
Marc Matton	—	—	342,957	2,752,500	85,500	769,500
Giuseppe Fremder	—	—	337,195	2,700,000	85,500	769,500

(1)                                  Total value of options based on fair market value of common stock of $0.81 as of January 31, 2006.

Pension Plans

The U.S. executives are participants in the Samsonite Employee Retirement Income Plan (the “Samsonite Pension Plan”) and certain of the executives participate in the Supplementary Executive Retirement Plan (the

“SERP”). The Samsonite Pension Plan is a qualified defined benefit plan which provides benefits to the participants retiring at normal retirement age calculated based on years of service and average compensation (as defined by the pension plan), net of offsets for Social Security benefits. The SERP, which is a nonqualified unfunded plan, was adopted on December 1, 1995 and provides to eligible executives retirement benefits on compensation and benefits in excess of Internal Revenue Code maximums for qualified plans.

The following table shows the estimated hypothetical annual benefits payable pursuant to the Samsonite Pension Plan and the SERP to persons retiring at their normal retirement age in specified eligible compensation and years of service classifications.

	Years of Service
Remuneration	15	20	25	30	35
$125,000	22,625	30,167	37,709	45,250	53,403
150,000	28,250	37,667	47,084	56,500	66,528
175,000	33,875	45,167	56,459	67,750	79,653
200,000	39,500	52,667	65,834	79,000	92,778
225,000	45,125	60,167	75,209	90,250	105,903
250,000	50,750	67,667	84,584	101,500	119,028
300,000	62,000	82,667	103,334	124,000	145,278
400,000	73,250	97,667	122,084	146,500	171,528
450,000	73,250	97,667	122,084	146,500	171,528
500,000	73,250	97,667	122,084	146,500	171,528
550,000	73,250	97,667	122,084	146,500	171,528
600,000	73,250	97,667	122,084	146,500	171,528

Compensation covered by the above Plans is total cash compensation paid, including any amount contributed under a Section 401(k) plan. The benefits shown above are payable on a life annuity basis and are calculated prior to the application of any offset amounts.

Mr. Wiley has accrued ten years of service credit under the Samsonite Pension Plan and the SERP. Mr. Korbas has accrued 26 years of service credit under the Samsonite Pension Plan.

Directors’ Compensation

Each member of the Board of Directors, other than a director employed by the Company, is entitled to receive a fee of $30,000 per annum for serving on the Board of Directors, a fee of $1,250 per Board meeting attended and a fee of $1,000 per committee meeting attended. In addition, the chairperson of the Audit Committee receives an additional chair fee of $10,000 per annum and the chairpersons of all of the other committees of the Board receive an additional chair fee of $5,000 per annum.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Below is a summary of the key provisions of the service agreements and related agreements for the Company’s (a) Chief Executive Officer, and (b) four next most highly compensated executive officers serving in such capacity as of the end of fiscal year 2006, which group includes the Chief Financial Officer. There are currently no written service agreements with the Company’s non-executive directors.

Employment Agreements, Severance Letter Agreement and Consulting Agreement

Marcello Bottoli Employment Agreement. The Company entered into an Employment Agreement with Mr. Bottoli effective as of March 3, 2004, and amended and restated as of May 11, 2005 (the “Bottoli Agreement”). The Bottoli Agreement will continue for an indefinite period, provided that the agreement shall terminate immediately upon either Mr. Bottoli’s death or disability or upon the Board’s good faith determination that Mr. Bottoli should be terminated for cause, and the agreement shall terminate upon 45 days prior written notice of either Mr. Bottoli’s resignation or the Board’s good faith determination that Mr. Bottoli should be terminated without cause. Under the Bottoli Agreement, Mr. Bottoli is obligated to devote full time to the affairs of the Company, except that he may spend up to seven days per year on activities related to service on the board of directors of Ratti S.p.A., an Italian company. The Bottoli Agreement provides for an annual base salary of €300,000, which shall be subject to annual review by the Board. This has been reviewed by the Board of Directors and raised to €400,000 per annum. Mr. Bottoli is also eligible to receive an annual bonus of up to €600,000 based on the Board’s assessment of Mr. Bottoli’s performance as measured against performance targets to be agreed upon between the Board and Mr. Bottoli on an annual basis. This has been reviewed by the Board of Directors and Mr. Bottoli’s bonus may now exceed the cap contained in the Bottoli Agreement, subject to his achievement of the performance targets agreed upon between the Board and Mr. Bottoli. Mr. Bottoli does not participate in the Samsonite Pension Plan, the SERP or the Samsonite 401(k) savings plan. However, the Bottoli Agreement provides that Mr. Bottoli will receive each year an amount equal to the sum of: (i) the amount he would otherwise accrue if he did participate in the Samsonite Pension Plan and the SERP (provided that for the purposes of such calculation, no compensation maximum limits will apply and he will be deemed to have a base salary equal to his then current salary plus €100,000); plus (ii) in lieu of 401(k) plan participation, $6,500 for 2004, $7,000 for 2005, $7,500 for 2006, and $7,500 indexed for inflation for years after 2006. Mr. Bottoli may be obligated to repay to the Company a percentage of the payments described in the prior sentence, if prior to March 3, 2009, his employment terminates other than in connection with the bankruptcy of the Company. In such event, Mr. Bottoli would be required to repay 80% of such amount if his employment terminates on or after March 3, 2005, with the repayment percentage declining 20% per year, to 0% if his employment terminates on or after March 3, 2009.

The Bottoli Agreement contains a provision stating that it is the parties’ intent that the Company nominate Mr. Bottoli to the Board of Directors at all regular elections of Directors occurring during his employment. The Stockholders Agreement (as defined in Item 14 below) contains a similar provision requiring the parties thereto to take action to cause the Chief Executive Officer to be elected to the Board of Directors, subject to any then applicable requirements of any securities exchange or regulatory authority. The Bottoli Agreement provides that if the Company terminates Mr. Bottoli’s employment without cause (other than as a result of his disability), it is required to pay Mr. Bottoli severance compensation in an amount equal to 24 months of his base salary and 18 months of his bonus, in each case calculated as the average of Mr. Bottoli’s base salary and bonus during the previous three-year period. In the event of any termination, the Company is obligated to pay Mr. Bottoli (or his estate, as applicable) any bonus amounts to which Mr. Bottoli is entitled. The Bottoli Agreement provides that during Mr. Bottoli’s employment with the Company and for a period of one year thereafter, he shall not engage in any business activity that is in competition with any of the businesses in which the company engages or in which it has made preparations to engage, in any of the geographic areas in which the Company conducted business during the one year preceding or the one year following the termination of employment. In addition, during the non-compete period, Mr. Bottoli will not in any way interfere with the relationship between the Company and any employee or material customer, supplier or other business relation, or hire any person known to him to have been a Company employee during the 12 months prior to termination. Unless Mr. Bottoli’s employment is terminated for cause, the Company is obligated to pay Mr. Bottoli a non-compete payment, in addition to any other termination payments, which will cease on the earlier of the Company’s written election to Mr. Bottoli terminating his non-compete obligations, Mr. Bottoli’s acceptance of alternative employment with compensation equal or greater than his prior year’s base salary (which does not violate his non-compete obligations), or the end of the non-compete period. If Mr. Bottoli is terminated without cause, the non-compete payment, to be paid monthly, will be equal to a pro rata portion of his annual salary, calculated as the average of his salary during the previous three-year period. If Mr. Bottoli resigns (with or without good reason, as defined in the Bottoli Agreement), the non-compete payment, paid monthly, will be equal to a pro rata portion of his annual salary, calculated as the average of his salary during the previous three-year period, plus (provided that Mr. Bottoli still owns any Shares or shares of preferred stock) the greater of his average bonus during the previous three-year period or 50% of his allocated bonus.

On May 11, 2005, Samsonite Europe and Mr. Bottoli executed a Management Agreement, with an effective date of June 25, 2004 (the “Management Agreement”), and in connection therewith, on May 12, 2005, Mr. Bottoli and the Company executed a letter of understanding regarding the Management Agreement. Under the Management Agreement, Mr. Bottoli serves as managing director of Samsonite Europe, in charge of the day-to-day management of Samsonite Europe and its subsidiaries, in exchange for an annual management fee of €100,000. In June 2004, the Company paid Mr. Bottoli a sign-on bonus of €33,333, which was an advance against the management fee. The Management Agreement provides that Samsonite Europe will provide an automobile for Mr. Bottoli’s business use with aggregate annual expenses not to exceed €25,000, and during such time as his place of work is Oudenaarde, Belgium, Samsonite Europe will (i) rent an apartment for his use with annual expenses not to exceed €25,000; and (ii) reimburse him for professional travel to and from Oudenaarde in an aggregate amount not to exceed €25,000 annually. The Management Agreement provides for group medical insurance and for the participation of

Mr. Bottoli in all Samsonite Europe benefit programs for which directors of Samsonite Europe are generally eligible. While the Management Agreement provides that such agreement may be terminated by Samsonite Europe or Mr. Bottoli upon 45 days prior written notice to the other party, the letter of understanding provides that, notwithstanding the terms of the Management Agreement, the Company shall cause Samsonite Europe not to terminate the Management Agreement unless and until the Bottoli Agreement is terminated. The letter of understanding further provides that if the Bottoli Agreement is terminated, the Management Agreement shall be terminated at the same time, provided that, notwithstanding such termination, the Company is required to continue to pay Mr. Bottoli the management fee on a monthly basis, until the earlier of the Company’s written election to Mr. Bottoli terminating his non-compete obligations, Mr. Bottoli’s acceptance of alternative employment with compensation equal to or greater than his prior year’s base salary (which does not violate his non-compete obligations), or the end of the non-compete period (as set forth in the Bottoli Agreement). In connection with entering into the Management Agreement, Mr. Bottoli and Samsonite Europe terminated, as of the date it was originally entered into, a Consulting Agreement dated as of March 3, 2004 (and a letter agreement of similar effect to the letter of understanding) pursuant to which he was to provide consulting services to Samsonite Europe.

Richard H. Wiley Employment Agreement. The Company entered into an employment agreement with Mr. Wiley effective as of February 1, 2001 for successive one-year periods ending on January 31, 2002 and for each year thereafter (the “Wiley Agreement”); provided that the term will end on the last day of a contract year if the Company gives Mr. Wiley written notice of its intention not to extend the agreement not less than six months from the end of a contract year. The Wiley Agreement provides for an annual base salary of $300,000. The Wiley Agreement provides that the Board may increase the base salary payable to Mr. Wiley, and his current salary is $345,000. Mr. Wiley is also entitled to receive an incentive bonus of up to 75% of annual base salary if the Company attains certain annual performance goals and Mr. Wiley completes certain annual projects prescribed by the Board. The Wiley Agreement provides for participation of Mr. Wiley in all of the Company’s pension, welfare, savings, and other benefit and insurance plans on the same basis as the Company’s other executive officers in the United States. The Wiley Agreement provides that if the Company terminates Mr. Wiley’s employment without cause, or if Mr. Wiley terminates his employment for good reason, then (1) the Company will be required to pay Mr. Wiley a sum equal to 18 months of base salary; provided that in the event the Company has provided a timely notice of non-renewal, the amount of base salary paid between the date of the notice and the date of termination will be subtracted from the 18 months of base salary, and (2) until Mr. Wiley becomes eligible for coverage under another employer’s benefit plans, the Company will allow Mr. Wiley to continue to participate, for the number of months remaining in the term of the Wiley Agreement, in all of its health and welfare benefit plans, provided such participation is permissible under the general terms and provisions of those plans. Mr. Wiley is eligible to receive the incentive bonus for any contract year only if he is employed through the end of the year. The Wiley Agreement provides that during Mr. Wiley’s employment with the Company and for a period of one year thereafter, Mr. Wiley will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without the Company’s prior written consent, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by the Company in any of the geographic areas in which such businesses have been conducted by the Company during the last 12 months of his employment.

On November 12, 1999, pursuant to the Company’s 1995 Plan (defined below), Mr. Wiley was awarded options to purchase 105,000 Shares at a price of $6.00 per Share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company’s adjusted EBITDA, for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000, and an additional 25% become exercisable on each April 30, 2001, 2002 and 2003. Since the Company met this performance target for the fiscal year 2000, 26,250 options to purchase Shares vested and are currently exercisable. The remaining 78,750 options to purchase Shares have not vested and are not currently exercisable because the Company failed to meet the performance target each year following fiscal year 2000. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a change of control event occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Wiley remains continuously employed by the Company through that date.

Thomas Korbas Severance Letter Agreement. The Company entered into a severance letter agreement with Mr. Korbas dated January 21, 2005 (the “Korbas Agreement”). The Korbas Agreement provides that in the event the Company elects to terminate Mr. Korbas’ employment other than for cause, the Company will provide him with a six-month notice period during which Mr. Korbas agrees to provide such services as the Company reasonably requests, and the Company agrees to maintain his employment, salary and benefits. Following such notice period and Mr. Korbas’ waiver and release of any claims against the Company, the Company agrees to pay Mr. Korbas a lump sum severance payment in an amount equal to 12 months of his then current base salary, but not less than $279,000, his salary on the date of execution of the Korbas Agreement.

Marc Matton Employment Agreement. Samsonite Europe entered in an Employment Agreement with Mr. Matton effective as of October 1, 2000 (the “Matton Agreement”). Under the Matton Agreement, Mr. Matton is obligated to devote full time to the performance of services for Samsonite Europe. The Matton Agreement provides for an annual base salary of €200,000. The Matton Agreement provides that the Board of Samsonite Europe may increase the base salary payable to Mr. Matton. Mr. Matton is also entitled to receive an annual incentive bonus in an amount up to 75% of annual base salary if Samsonite Europe attains certain annual performance goals and Mr. Matton completes certain annual projects prescribed by the Board of Directors of Samsonite Europe. The Matton Agreement provides for participation of Mr. Matton in Samsonite Europe’s pension plan in Belgium and other benefit arrangements, including medical care, reimbursement for car expenses, participation in the stock option plan and travel insurance policies. The Matton Agreement provides that if Samsonite Europe terminates Mr. Matton’s employment without cause, or if Mr. Matton terminates his employment for good reason, then Samsonite Europe will be required to pay Mr. Matton the amount of indemnity due under the “Claeys formule” used by Belgian Labour Courts, for which purpose Mr. Matton’s seniority will be counted from his first working day with us, June 1, 1974. The Matton Agreement provides that during Mr. Matton’s employment with Samsonite Europe and for a period of one year thereafter (unless such employment is terminated by Samsonite Europe without cause or by Mr. Matton with good reason), Mr. Matton will not, directly or indirectly, without the prior written consent of Samsonite Europe, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by Samsonite Europe on any of the geographic areas in which such businesses have been conducted by Samsonite Europe during the last 12 months of his employment. The Matton Agreement expires on February 12, 2009.

On November 12, 1999, pursuant to the 1995 Plan, Mr. Matton was awarded options to purchase 70,000 Shares at a price of $6.00 per Share, the market value at the date of grant. The options have a ten-year term. Subject to meeting certain performance targets measured by the Company’s adjusted EBITDA for the fiscal year ended on the January 31 immediately preceding each vesting date, 25% of the options vest and become exercisable on April 30, 2000 and an additional 25% could have become exercisable on each April 30, 2001, 2002 and 2003. Since the Company met this performance target for fiscal year 2000, 17,500 options to purchase Shares vested and are currently exercisable. The remaining 52,500 options to purchase Shares have not vested and are not currently exercisable because the Company failed to meet the performance target each year following fiscal year 2000. Options that do not vest on a vesting date because the Company did not meet its performance target may vest on the next vesting date if the Company meets its performance target for the next succeeding year. Notwithstanding these vesting provisions, the Company is deemed to have attained the performance targets for each year after a change of control event occurs. Notwithstanding these vesting provisions, all options will vest on the ninth anniversary of the date of the grant if Mr. Matton remains continuously employed by the Company through that date.

Giuseppe Fremder Consulting Agreement. The Company entered into a Consulting Agreement with Giuseppe Fremder dated April 1, 1995 (the “Fremder Agreement”), under which Mr. Fremder agreed to serve as managing director of the Company’s Italian subsidiary, Samsonite Italy. The Fremder Agreement provides that if Mr. Fremder’s employment is terminated other than for cause, he will be paid an amount equal to two and one-half times his total annual remuneration of the previous calendar year, exclusive of expenses, bonuses or other benefits. Mr. Fremder’s current annual salary under the Fremder Agreement is $291,610. The Fremder Agreement provides that during the term of the agreement and for a period of two years thereafter, Mr. Fremder will not: (i) interfere with Samsonite Italy’s customer relationships in Italy; (ii) employ or attempt to employ the then employees of Samsonite Italy on behalf of a competing entity in Italy; or (iii) engage in the manufacturing or marketing of any product which Samsonite Italy manufactured or marketed at the time the Fremder Agreement is terminated, or any similar product in Italy.

Deferred Compensation Awards

Stonebridge Deferred Compensation Award

Deferred compensation award. On March 17, 2005, the Company Compensation Committee granted to Stonebridge Development Limited, a corporation formed by a trust established by Mr. Bottoli for the benefit of himself and his family (“Stonebridge”), a deferred compensation award in the amount of $4,725,000 to compensate the grantee for the loss of value represented by adjusting the exercise price of options granted to Stonebridge in March 2004 to an exercise price per Share equal to or greater than fair market value of a Share on the original date of the grant. The deferred compensation award provides for a maximum benefit expressed as a fixed U.S. Dollar amount, subject to vesting. The deferred compensation award may be paid in cash or in Shares at the Company’s discretion, as more fully discussed below.

Adjustment. Under certain circumstances, the award amount is subject to downward adjustment. If on the date of vesting of any portion of the deferred compensation award the per Share fair market value of the Shares is less than $0.665, the award amount shall be adjusted so as to be equal to the product of (A) the excess, if any, of the per share fair market value of the Shares on such vesting date over $0.35 (the exercise price of the options prior to amendment) multiplied by (B) 15,000,000 (the number of options with respect to which the award was granted). Any amount calculated in accordance with the preceding formula will then be multiplied by the percentage of the deferred compensation award vested as of such vesting date.

Vesting. (1)  Subject to clause (2) below, the deferred compensation award shall vest in full on the earlier to occur of (x) a “Change of Control” (as defined in the Stock Option Agreement entered into among Stonebridge, Marcello Bottoli and the Company, effective April 19, 2004, the “Stonebridge Option Agreement”), (y) March 2, 2014 and (z) Mr. Bottoli’s resignation from his position as Chief Executive Officer pursuant to the first sentence of Section 8 of the Stonebridge Option Agreement, in each case, provided Mr. Bottoli is employed by the Company as of such event or date, referred to as a “vesting event”. (2)  In the event that prior to the occurrence of a vesting event Mr. Bottoli is no longer employed by the Company as a result of (x) Mr. Bottoli’s death or permanent disability, (y) Mr. Bottoli’s termination without cause or (z) Mr. Bottoli’s resignation with good reason, all or a portion of the deferred compensation award shall become vested as of the effective date of such a termination of employment, according to the following schedule:

Termination on or after March 3, 2006 and prior to March 3, 2007	40%
Termination on or after March 3, 2007 and prior to March 3, 2008	60%
Termination on or after March 3, 2008 and prior to March 3, 2009	80%
Termination on or after March 3, 2009	100%

Payment. The deferred compensation award may be paid in cash or in Shares or in a combination of both at the Company’s discretion; provided, however, that any payment shall include an amount of cash at least equal to the amount necessary to satisfy all income and employment tax obligations incurred by the grantee with respect to such payment. If paid in Shares, such Shares will be subject to the CEO Stockholders Agreement described in Item 14 below.

Wiley and Korbas Deferred Compensation Awards

On March 17, 2005, the Compensation Committee granted to Richard H. Wiley and Thomas Korbas deferred compensation awards in the amount of $840,000 and $420,000, respectively. The deferred compensation awards were granted to compensate them for the loss of value represented by the cancellation of stock options granted during 2004 with exercise prices per share below the market value of a share on the date of grant and the replacement of such discounted options with options having an exercise price per share equal to market value per share on the date of grant. The deferred compensation award may be paid in cash or in shares at the Company’s discretion, as more fully discussed below.

Adjustment. The award amount is subject to downward adjustment if the market price of the shares on the vesting date of the deferred compensation award is less than $0.665, the market value of the shares on March 17, 2005, as follows: if, on the date of vesting of any portion of the deferred compensation award, the per share market value of the shares is less than $0.665, the award amount shall be adjusted so as to be equal to the product of

(i) the excess, if any, of the per share fair market value of the shares on such vesting date over $0.525, multiplied by (ii) the number of Shares subject to the option as of the vesting date, which amount shall then be multiplied by the percentage of the deferred compensation award vested as of such vesting date.

Vesting. Subject to clause (2) below, the deferred compensation award shall vest in full on the earlier to occur of (x) a change of control and (y) September 25, 2013, in each case, provided the grantee is employed by the Company as of such event or date, a vesting event. (2)  Messrs. Wiley and Korbas are 20% vested for the Tier One deferred compensation awards. In the event that, prior to the occurrence of a vesting event, a grantee is no longer employed by the Company as a result of (x) grantee’s death or permanent disability; or (y) grantee’s termination without cause, all or a portion of the deferred compensation award will become vested as of the effective date of such a termination of employment, according to the following schedule:

Tier One Award
Termination on or after March 17, 2006 and prior to March 17, 2007	40%
Termination on or after March 17, 2007 and prior to March 17, 2008	60%
Termination on or after March 17, 2008 and prior to March 17, 2009	80%
Termination on or after March 17, 2009	100%

Tier Two Award
Termination prior to March 17, 2007	0%
Termination on or after March 17, 2007 but prior to March 17, 2008	25%
Termination on or after March 17, 2008 but prior to March 17, 2009	50%
Termination on or after March 17, 2009 but prior to March 17, 2010	75%
Termination on or after March 17, 2010	100%

Payment. The deferred compensation award may be paid in cash or in shares or in a combination of both at the Company’s discretion; provided, however, that any payment will include an amount of cash at least equal to the amount necessary to satisfy all income and employment tax obligations incurred by the grantee with respect to such payment. If paid in shares, such shares will be subject to the Executives’ Stockholders Agreement described in Item 14 below.

Amendment to Executive Stock Option Agreements and Executive Deferred Compensation Award Agreements. The Company plans to amend each Executive Stock Option Agreement which was effective on or before March 17, 2005, so that the tier two options will have a vesting schedule as follows: 25% of the tier two options will vest on the first anniversary of the date of grant, with an additional 25% vesting on each anniversary of the date of grant thereafter until all the tier two options are fully vested. Those Executive Stock Option Agreements with an effective date after March 17, 2005 will have amendments made to the vesting schedule of their tier one options so that such options will vest on the first five anniversaries starting from the anniversary of grant.

The vesting schedule in each Executive Deferred Compensation Award Agreement will be amended to match the vesting schedule of the respective Executive Stock Option Agreement.

1995 Stock Option and Incentive Award Plan

The Company has reserved 2,550,000 shares for issuance under the 1995 Stock Option and Incentive Award Plan (the “1995 Plan”). The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the plan. Incentive stock options must be issued at exercise prices no less than the market value of the shares at the date of the grant. Nonqualified options may be granted at exercise prices at or below the market value, but not at less than 50% of the market value of the shares at the date of the grant. Options granted under the 1995 Plan will vest over a period of not more than ten years as determined by the Company’s Compensation Committee. As of March 31, 2006, options for 597,758 shares were outstanding at option exercise prices ranging from $5.00 to $10.00 per share. Since October 18, 2005, no more options may be granted under the 1995 Plan.

1999 Stock Option and Incentive Award Plan

The Company has reserved 75,000,000 shares for issuance under the 1999 Stock Option and Incentive Award Plan (the “1999 Plan”). On March 17, 2005, the Company’s Compensation Committee amended the 1999 Plan to, among other things, increase the number of shares reserved for issuance thereunder from 75,000,000 to 95,000,000. These amendments were approved by the stockholders at the 2005 annual meeting. The 1999 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock based awards (including deferred compensation payable in Shares). The 1999 Plan is administered by the Company’s Compensation Committee which has full authority to determine, among other things, the persons to whom awards under the 1999 Plan will be made, the number of shares subject to the awards, and the specific terms and conditions applicable to awards. Stock options granted under the 1999 Plan have an exercise period of not more than ten years. As of March 31, 2006, options for 70,113,000 shares were outstanding at option prices ranging from $0.35 to $5.75 per share.

Compensation Committee Interlocks and Insider Participation

No current or former officer of the Company served as a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information about persons known to the Company to be the beneficial owner of more than 5% of the Preferred Stock and the Common Stock, and as to the beneficial ownership of the Company’s Preferred Stock and Common Stock by each of the Company’s directors and named executive officers and all of the Company’s directors and executive officers as a group, as of April 30, 2006. Except as otherwise indicated, to the Company’s knowledge, the persons identified below have sole voting and sole investment power with respect to shares they own of record.

	Convertible Preferred Stock			Common Stock(b)
Name and Address of Beneficial Owner(a)	No. of Shares Beneficially Owned		Percent	No. of Shares Beneficially Owned		Percent
Bain Capital (Europe) LLC C/O Bain Capital, LLC 111 Huntington Avenue Boston, Massachusetts 02199	47,746		30.01%	165,926,024	(c)	23.76%

Ontario Teachers’ Pension Plan Board 5650 Yonge Street, 5th Floor Toronto, Ontario M2M 4H5	47,746		30.01%	165,926,024	(c)	23.76%

Ares Partners Management Company, LLC 1999 Avenue of the Stars, Suite 1900 Los Angeles, California 90067	52,658		33.10%	275,143,586	(c)(d)(e)	38.54%

Marcello Bottoli	1,889		1.19%	17,594,003	(c)(f)	2.48%

Richard H. Wiley	317		*	2,227,761	(c)(g)	*

Giuseppe Fremder	396		*	1,835,862	(c)(h)	*

Thomas Korbas	198		*	1,228,201	(c)(i)	*

Marc Matton	119		*	995,358	(c)(j)	*

Ferdinando Grimaldi Quartieri	24	(k)	*	73,718	(c)(k)	*

Charles J. Philippin	—		*	—		*

Antony P. Ressler	—	(l)	*	—	(l)	*

Melissa Bethell	—	(k)	*	—	(k)	*

	Convertible Preferred Stock			Common Stock(b)
Name and Address of Beneficial Owner(a)	No. of Shares Beneficially Owned		Percent	No. of Shares Beneficially Owned		Percent
Lee Sienna	—	(m)	*	—	(m)	*

Jeffery Schwartz	—	(l)	*	—	(l)	*

Donald L. Triggs	—		*	—		*

Richard T. Warner	—		*	—		*

All directors and executive officers as a group (19 persons)	3,077		1.93%	27,429,248		3.83%

_____________________________

*                                         Less than 1.0%

(a)                                  Unless otherwise noted, the address of each such shareholder is c/o 11200 E. 45th Avenue, Denver, CO 80239.

(b)                                 The amounts and percentages set forth under “Common Stock” assume the conversion of all outstanding shares of Preferred Stock into Common Stock. As of April 30, 2006, 159,082 shares of Preferred Stock are outstanding and are convertible into 471,098,543 Shares of Common Stock. The Preferred Stock votes together with the Common Stock on most matters on an as-converted basis. Accordingly, the amounts and percentages set forth under “Common Stock” assume conversion of all outstanding Preferred Stock into Common Stock for the security holder in question. As of the record date, each share of Preferred Stock was convertible into approximately 2,961.36 Shares of Common Stock.

(c)                                  The Preferred Stock conversion rate used to calculate the number of Shares of Common Stock beneficially owned includes accrued but unpaid dividends as of April 30, 2006. The actual Preferred Stock conversion rate is subject to adjustment in the event that any unpaid Preferred Stock dividends are paid prior to any such conversion.

(d)                                 Includes Shares beneficially owned by Ares Partners Management Company, LLC (“Ares Partners”) and certain of its affiliates. Ares Partners has reported shared voting and dispositive power with respect to all of the Shares of Common Stock, Preferred Stock and warrants to purchase Common Stock beneficially owned by Ares Corporate Opportunities Fund, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., each of which is managed by affiliates of Ares Partners.

(e)                                  Includes warrants to purchase 15,571,862 Shares of Common Stock exercisable as of June 30, 2006.

(f)                                    Includes options held by Stonebridge Development Limited, or Stonebridge to purchase 12,000,000 Shares of Common Stock exercisable as of June 30, 2006.

(g)                                 Includes options to purchase 1,289,011 Shares of Common Stock exercisable as of June 30, 2006.

(h)                                 Includes options to purchase 637,195 Shares of Common Stock exercisable as of June 30, 2006.

(i)                                     Includes options to purchase 639,367 Shares of Common Stock exercisable as of June 30, 2006.

(j)                                     Includes options to purchase 642,957 Shares of Common Stock exercisable as of June 30, 2006.

(k)                                  Includes a portion of the Shares listed above for Bain Capital. Mr. Quartieri and Ms. Bethell hold an indirect beneficial ownership interest in Bain Capital. Mr. Quartieri and Ms. Bethell disclaim beneficial ownership of the Shares listed above for Bain, except to the extent of his pecuniary interest therein.

(l)                                     Does not include the Shares held by Ares Partners and its affiliates. Mr. Ressler and Mr. Schwartz disclaim beneficial ownership.

(m)                               Does not include the Shares held by OTPP of which Mr. Sienna, a Vice President of the private equity group of Ontario, disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement. The Company is a party to a Stockholders Agreement, dated July 31, 2003, with the Major Stockholders and others relating to their rights as stockholders in the Company and the corporate governance of the Company (the “Stockholders Agreement”). Pursuant to the terms of the Stockholders Agreement, the Major Stockholders have agreed to take all actions in their power to elect nominees selected by the Major Stockholders to the Company’s Board of Directors. As a result, eight of the nine members of the Company’s Board of Directors are nominees of the Major Stockholders, of whom five are employed by or otherwise affiliated with one of the Major Stockholders. In addition, pursuant to the Stockholder’s Agreement, the Company’s ability to take certain actions, including amending its charter, commencing bankruptcy proceedings and taking certain corporate actions (including debt incurrences, stock issuances, asset sales and the like), is subject to the written consent of either all or two-thirds (depending on the action) of the Major Stockholders so long as the Major Stockholders collectively continue to hold 25% of the Company’s outstanding voting stock. Accordingly, the Major Stockholders currently exercise significant influence over the Company’s Board of Directors and business and operations.

In addition, the Company agreed in the Stockholders Agreement to grant the Major Stockholders registration rights and preemptive rights. The Stockholders Agreement also contains tag-along rights, which allow the Major Stockholders to force a stockholder which is a party to the Stockholders Agreement and which proposes to sell shares of stock, to include shares held by the Major Stockholders in such proposed sale, and drag-along rights, which allow the Major Stockholders to force the other stockholders which are parties to the Stockholders Agreement to sell their shares of stock if the Major Stockholders are selling their stock.

Advisory Agreements. In addition, the Company is currently party to advisory agreements with the Major Stockholders or their designees, pursuant to which it is required to pay each of its Major Stockholders or its designee an annual advisory fee.

Executive Stockholders Agreement. The Company entered into an Executive Stockholders Agreement, dated as of September 25, 2003 (the “Executive Stockholders Agreement”), with the Majority Stockholders and certain executive officers who at the time purchased Preferred Stock, including Messrs. Wiley, Korbas, Matton and Fremder. The Executive Stockholders Agreement applies to the Preferred Stock held by each executive investor, as well as Common Stock issuable upon conversion of the Preferred Stock and Common Stock issuable upon the exercise of options granted to each executive investor (collectively, the “Executive Securities”).

Under the terms of the Executive Stockholders Agreement, each executive investor has agreed to vote all of such executive investor’s Executive Securities and to take all other necessary or desirable actions such that the Executive Securities will be voted in the same manner as the securities held by the Major Stockholders. In addition, the Executive Stockholders Agreement restricts the executive investors’ ability to transfer their Executive Securities for a period of ten years without the consent of the Major Stockholders, subject to certain exceptions. The Executive Stockholders Agreement also contains tag-along rights, which allow the Major Stockholders to force an executive investor which proposes to sell shares of Executive Securities, to include shares held by the Major Stockholders in such proposed sale, and drag-along rights, which allow the Major Stockholders to force the executive investors to sell their Executive Securities if, under certain circumstances, the Major Stockholders sell their shares of Preferred Stock.

The Executive Stockholders Agreement also permits the Major Stockholders, or any third party designated by the Major Stockholders, to purchase Executive Securities from an executive investor in the event the executive investor is no longer employed by the Company or any of its subsidiaries. In the event of the executive investor’s death, termination without cause, resignation with good reason or retirement, during the 30-day period beginning three years after such event, the executive investor may require the Company to repurchase the executive investor’s Executive Securities at fair market value. In addition, the Company granted the executive investors certain piggyback registration rights in the event the Company proposes to register, whether or not for its own account, any shares of Common Stock or other equity interests in a public offering of such securities for cash, subject to certain limitations. In the event that the Company proposes to file certain registration statements, the Company will promptly give the executive investors written notice of such registration and will include in the registration statement all of the Executive Securities that each executive investor has requested in writing to be registered, subject to certain exceptions.

CEO Stockholders Agreement. In connection with Mr. Bottoli’s employment with the Company, the Company entered into a Chief Executive Officer Stockholders Agreement, dated as of March 2, 2004 (the “CEO Stockholders Agreement”), with the Major Stockholders, Mr. Bottoli and Stonebridge, which includes terms substantially identical to the Executive Stockholders Agreement with respect to the Preferred Stock held by Mr. Bottoli or Stonebridge, as well as Common Stock issuable upon conversion of the Preferred Stock and Common Stock issuable upon the exercise of options granted to any of Mr. Bottoli or Stonebridge.

Ramesh Tainwala. Samsonite Southeast Asia Pvt. Ltd. (“Samsonite Southeast Asia”) is a joint venture that conducts the Company’s manufacturing and sales activities in India. 60% of the equity of Samsonite Southeast Asia is beneficially held by the Company, and the remaining 40% is held by Dr. Ramesh Tainwala, Chief Operating Officer of Samsonite Southeast Asia, by members of his family or by companies with which he is affiliated (with

Dr. Tainwala, collectively, the “Tainwala Associates”). During fiscal year 2006, Samsonite Southeast Asia paid dividends of $386,883 to the Tainwala Associates. During fiscal year 2006, Samsonite Southeast Asia purchased $2,086,115 of plastic sheets and components from a corporation (the “Chemicals & Plastics Company”) which is 44% owned by Dr. Tainwala and members of his family. The purchase price was determined by the Chemicals & Plastics Company at its cost plus 15%, and is believed to be at market rates. During fiscal year 2006, Samsonite Southeast Asia sold to the Chemicals & Plastics Company $931,671 of manufacturing materials used for making plastic sheets (the “Manufacturing Materials”). Samsonite Southeast Asia sold the Manufacturing Materials to the Chemical & Plastics Company at its cost. The purchase price was determined by Samsonite Southeast Asia, and is believed to be at market rates. During fiscal year 2006, Samsonite Southeast Asia paid to companies owned by Dr. Tainwala and his family $81,756 for rent or office space occupied by Samsonite Southeast Asia. The rent is believed to be at market rates for comparable properties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax and All Other Fees

The following table sets forth the aggregate fees for professional services by KPMG for the audit of the Company’s annual financial statements for the fiscal years ending January 31, 2006 and 2005:

	Year ended January 31,
	2006	2005
	in thousands

Audit Fees (1)	$1,825	1,384
Audit-Related Fees (2)	71	181
Subtotal	1,896	1,565
Tax Fees (3)	200	143
All Other Fees (4)	—	54
Total	$2,096	1,762

(1)                                  In addition to fees for the annual audit of the Company’s consolidated financial statements, amounts include review of the interim financial statements contained in our Quarterly Reports on Form 10-Q and audit of statutory reports. In addition, included in this category are fees for services that generally only KPMG LLP reasonably can provide, e.g., consents and assistance with the review of documents filed with the SEC.

(2)                                  Includes fees for assurance and related services that are traditionally performed by the independent accountant. More specifically, these services include employee benefit plan audits and consultations concerning financial accounting and reporting standards, for fiscal year 2006.

(3)                                  Includes fees for tax compliance.

(4)                                  Includes fees for products and services provided by the independent auditors and its affiliates. In fiscal year 2005 this fee relates to a Sarbanes-Oxley product purchased from KPMG LLP.

Audit Committee Pre-Approval Policy

Each year, the Audit Committee recommends to the Board of Directors the independent auditor’s retention to audit the Company’s financial statements. The Audit Committee evaluates all other proposed engagements of the independent auditor, including the scope of the work proposed to be performed, and pre-approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence.  In some cases, pre-approval is provided by the full committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, the chairman of the Audit Committee has the delegated authority from the committee to pre-approve additional services, and such pre-approvals are then communicated to the full audit committee. There is a de minimis exception to the pre-approval policy of the Audit Committee that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by KPMG during either 2004, 2005 or 2006 under such provision.

PART IV

ITEM 15. EXHIBITS

(A)	The following documents are filed herewith as part of this Form 10-K/A.

3. Exhibits. See the Exhibit Index following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSONITE CORPORATION

By:	/s/ RICHARD H. WILEY
Richard H. Wiley
Chief Financial Officer, Treasurer and Secretary

Date: May 31, 2006

Exhibit Index

Number	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.