Form 10-Q
period 2006-04-30
SAMSONITE CORP/FL
filed 2006-06-14
CIK 914478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 227,159,626 shares of common stock, par value $0.01 per share, as of May 31, 2006.

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

Unaudited Consolidated Balance Sheets as of April 30, 2006 and January 31, 2006

Unaudited Consolidated Statements of Operations for the three months ended April 30, 2006 and 2005

Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the three months ended April 30, 2006

Unaudited Consolidated Statements of Cash Flows for the three months ended April 30, 2006 and 2005

Unaudited Notes to Consolidated Financial Statements

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements

Item 3: Quantitative And Qualitative Disclosures About Market Risk

Item 4: Controls and Procedures

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

Item 1A: Risk Factors

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Item 3: Defaults upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits

Signatures

Certifications

Index to Exhibits

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” in Part I Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of April 30, 2006 and January 31, 2006

(In thousands)

	April 30, 2006	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$95,687	85,448
Trade receivables, net of allowances for doubtful accounts of $7,572 and $7,213	121,765	113,528
Other receivables	1,765	2,056
Inventories (Note 3)	140,109	133,683
Deferred income tax assets	8,835	8,652
Assets held for sale (Note 4)	1,507	1,515
Prepaid expenses and other current assets	30,349	28,212

Total current assets	400,017	373,094

Property, plant and equipment, net (Note 5)	89,555	89,100
Intangible assets, less accumulated amortization of $38,569 and $38,389 (Note 6)	92,849	91,658
Other assets and long-term receivables	13,250	13,399

	$595,671	567,251
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 7)	$9,337	9,396
Current installments of long-term obligations (Note 7)	678	1,048
Accounts payable	104,982	101,893
Accrued interest	8,015	4,055
Accrued compensation and employee benefits	27,831	25,539
Accrued income taxes	14,027	10,192
Other accrued expenses	45,862	43,641
Total current liabilities	210,732	195,764
Long-term obligations, less current installments (Note 7)	301,835	296,784
Deferred income tax liabilities	23,529	22,897
Other non-current liabilities	87,644	86,962
Total liabilities	623,740	602,407
Minority interests in consolidated subsidiaries	17,906	16,057
Stockholders’ equity (deficit) (Note 9):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,082 convertible shares issued and outstanding)	197,861	193,981
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 227,159,626 shares issued and outstanding)	2,272	2,272
Additional paid-in capital	355,807	354,760
Accumulated deficit	(538,408)	(539,420)
Accumulated other comprehensive loss	(63,507)	(62,806)

Total stockholders’ deficit	(45,975)	(51,213)
Commitments and contingencies (Notes 7, 9, 10, 12 and 13)	$595,671	567,251

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

for the three months ended April 30, 2006 and 2005

(In thousands, except per share data)

	Three Months Ended April 30,
	2006	2005

Net sales	$240,977	232,358
Cost of goods sold	117,746	121,314

Gross profit	123,231	111,044
Selling, general and administrative expenses	102,328	88,742
Amortization of intangible assets	151	144
Asset impairment charge (Note 2)	1,623	—

Operating income	19,129	22,158
Other income (expense):
Interest income	571	336
Interest expense and amortization of debt issue costs and premium	(7,076)	(7,829)
Other income (expense) —net (Note 8)	(1,079)	(1,312)

Income before income taxes and minority interests	11,545	13,353
Income tax expense	(6,049)	(4,466)
Minority interests in earnings of subsidiaries	(1,995)	(1,385)

Income before cumulative effect of an accounting change	3,501	7,502
Preferred stock dividends	(3,880)	(3,602)

Income (loss) to common stockholders before cumulative effect of an accounting change	(379)	3,900
Cumulative effect of an accounting change (Note 9)	1,391	—
Net income to common stockholders	$1,012	3,900

Weighted average common shares outstanding — basic	227,175	225,446
Weighted average common shares outstanding — diluted	227,175	684,212

Income (loss) per share per common share — basic:
Income (loss) to common stockholders before cumulative effect of an accounting change	$— *	0.02
Cumulative effect of an accounting change (Note 9)	0.01	—
Net income to common stockholders	$0.01	0.02

Net income (loss) per common share — diluted:
Income (loss) to common stockholders before cumulative effect of an accounting change	$— *	0.01
Cumulative effect of an accounting change (Note 9)	0.01	—
Net income to common stockholders	$0.01	0.01

*Less than $(0.01) per share.

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)

and Comprehensive Income (Loss) for the three months ended April 30, 2006

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance, February 1, 2006	$193,981	2,272	354,760	(539,420)	(62,806)
Income before cumulative effect of an accounting change	—	—	—	3,501	—	3,501
Cumulative effect of change in accounting principle (Note 9)	—	—	—	1,391	—	1,391
Unrealized gain on cash flow hedges (net of income tax effect of $255)	—	—	—	—	557	557
Reclassification of income on cash flow hedges to net income (net of income tax effect of $309)	—	—	—	—	(595)	(595)
Foreign currency translation adjustment	—	—	—	—	(663)	(663)
Comprehensive income	—	—	—	—	—	4,191
Stock compensation expense	—	—	1,047	—	—
Preferred stock dividends	3,880	—	—	(3,880)	—

Balance, April 30, 2006	$197,861	2,272	355,807	(538,408)	(63,507)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

for the three months ended April 30, 2006 and 2005

(In thousands)

	Three Months Ended April 30,
	2006	2005

Cash flows from operating activities:
Income before cumulative effect of an accounting change	$3,501	7,502
Adjustments to reconcile income before cumulative effect of an accounting change to net cash provided by (used in) operating activities:
Loss on disposition of assets held for sale and fixed assets, net	53	120
Depreciation and amortization of property, plant and equipment	5,135	4,500
Amortization and impairment of intangible assets	151	144
Amortization and write-off of debt issue costs and premium	599	626
Provision for doubtful accounts	225	498
Asset impairment charge	1,623	—
Pension and other post retirement benefit plan losses, net	1,835	1,643
Stock compensation expense	1,568	2,118
Changes in operating assets and liabilities:
Trade and other receivables	(6,567)	1,472
Inventories	(5,019)	9,776
Other current assets	(1,561)	(3,287)
Accounts payable and accrued liabilities	13,603	5,263
Other - net	(268)	1,814

Net cash provided by operating activities	14,878	32,189

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(4,422)	(2,996)
Proceeds from sale of property and equipment and other assets	129	14,160
Other, net	(1,322)	(198)

Net cash provided by (used in) investing activities	(5,615)	10,966

Cash flows provided by (used in) financing activities:
Proceeds from (payments of) short-term debt - net	(321)	(6,952)
Borrowings (payments) on long-term obligations	23	403
Other, net	1,500	2,051

Net cash provided by (used in) financing activities	1,202	(4,498)

Effect of exchange rate changes on cash and cash equivalents	(226)	292

Net increase in cash and cash equivalents	10,239	38,949
Cash and cash equivalents, beginning of period	85,448	56,378

Cash and cash equivalents, end of period	$95,687	95,327

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,415	2,662

Cash paid during the period for income taxes	$2,162	1,550

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

Dollars and Euros in Thousands

1.             General

A.            Business

The principal activity of Samsonite Corporation and subsidiaries (the “Company”) is the design, manufacture and distribution of luggage, business and computer bags, outdoor and casual bags, and travel-related products throughout the world, primarily under the Samsonite® and American Tourister® brand names and other owned and licensed brand names. The principal luggage customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other products through its Company-operated stores.

B.            Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position as of April 30, 2006 and results of operations for the three month periods ended April 30, 2006 and 2005. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

Basic net loss per common share for the three months ended April 30, 2006 of less than $0.01 and basic net income per common share for the three months ended April 30, 2005 of $0.02 per share, are computed based on a weighted average number of shares of common stock outstanding during the period of 227,174,626 and 225,446,487, respectively. Earnings per share assuming dilution of $0.01 for the three months ended April 30, 2005 is computed based on diluted common shares of 684,211,531.

At April 30, 2006, antidilutive common stock equivalents include options to purchase 70,452,958 shares of common stock, warrants to purchase 15,515,892 shares of common stock at an exercise price of $0.75 per share, warrants to purchase 828,356 shares of common stock at $13.02 per share, and preferred stock convertible into 471,098,543 common shares.

E.             Royalty Revenues

The Company licenses its brand names to certain unrelated third parties. Net sales include royalties earned of $2,993 and $6,537 for the three months ended April 30, 2006 and 2005, respectively. Royalties earned during the three months ended April 30, 2005 include $3,223 from the sale of certain apparel trademark rights.

F.             Derivative Financial Instruments

The Company measures all derivatives at fair value and recognizes them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

From time to time, the Company enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also enters into derivative transactions to reduce exposure to the effect of exchange rates on the results of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company’s significant European operations). These transactions are not allowed hedge accounting treatment; the Company records these instruments at fair value and records realized and unrealized gains and losses in Other Income (Expense)—Net.

Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. At April 30, 2006, cash flow hedges for forecasted foreign currency transactions extend through March 2007. The estimated amount of net gains from interest rate and foreign currency hedges expected to be reclassified into earnings within the next twelve months is $485. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature.

2.             Asset Impairment and Provision for Restructuring Operations

On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed by approximately June 30, 2006. The closure is a result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers. The Company recorded an impairment charge of $1,623 in connection with the real estate and equipment associated with this plant based on the estimated fair value of the assets. The Company also expects that it will incur total cash restructuring charges of approximately $3,200 to $3,800 during the second and third quarters of fiscal 2007 for employee termination charges for approximately 360 employees and other costs to close the facility. No restructuring charges were recorded during the first quarter of fiscal year 2007.

The following is a summary of restructuring accruals by segment for the three months ended April 30, 2006:

	Balance at January 31, 2006	Additions (Reversals)	Payments	Exchange Rate and Other	Balance at April 30, 2006
North America	$132	—	(26)	47	153
Europe	1,668	—	—	21	1,689
	$1,800	—	(26)	68	1,842

3.             Inventories

Inventories consisted of the following:

	April 30, 2006	January 31, 2006

Raw Materials	$12,825	12,494
Work in Process	3,335	2,877
Finished Goods	123,949	118,312

	$140,109	133,683

4.             Assets Held for Sale

Assets held for sale consisted of the following:

	April 30, 2006	January 31, 2006

Stratford, Canada (a)	$1,507	1,515

	$1,507	1,515

(a)           The Company decided to sell its facility in Stratford, Canada and lease back part of the facility and has classified the net book value of the facility to assets held for sale. The sale was completed in the second quarter of fiscal year 2007 for a sales price of approximately $6,300.

5.             Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2006	January 31, 2006

Land	$6,208	6,114
Buildings	57,784	56,963
Machinery, equipment and other	122,006	118,689
Computer software	21,206	19,910
	207,204	201,676
Less accumulated amortization and depreciation	(117,649)	(112,576)
	$89,555	89,100

6.             Intangible Assets

Intangible assets at April 30, 2006 and January 31, 2006 consisted of the following:

	April 30, 2006			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$7,762	(7,762)	—	7,762	(7,762)	—
Patents, trademarks and other	7,868	(4,936)	2,932	6,979	(4,756)	2,223
Unamortized prior service cost	1,609	—	1,609	1,609	—	1,609

	17,239	(12,698)	4,541	16,350	(12,518)	3,832
Intangibles not subject to amortization
Tradenames	106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	7,181	(3,016)	4,165	6,699	(3,016)	3,683
	114,179	(25,871)	88,308	113,697	(25,871)	87,826

Total	$131,418	(38,569)	92,849	130,047	(38,389)	91,658

There were no significant acquisitions of intangibles assets for the three months ended April 30, 2006. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets. Amortization expense (not including impairment provisions) for intangible assets for the three months ended April 30, 2006 and 2005 was $151 and $144, respectively. Future amortization expense for the net carrying amount of intangible assets at April 30, 2006 is estimated to be $562 for the remainder of fiscal 2007, $677 in fiscal 2008, $667 in fiscal 2009, $65 in fiscal 2010 and $961 beyond fiscal 2010.

7.             Debt

Debt consisted of the following:

	April 30, 2006	January 31, 2006
Senior credit facility (a)	$—	—
Floating rate senior notes (b)	126,160	121,520
8 7/8% senior subordinated notes (b)	174,925	174,925
Other obligations (c)	10,253	10,744
Capital lease obligations	512	39
	311,850	307,228
Less short-term debt and current installments	(10,015)	(10,444)
	$301,835	296,784

(a)               Senior Credit Facility

The Company’s Senior Credit Facility consists of a multi currency revolving credit facility allocated to Samsonite Corporation and Samsonite Europe N.V. in the amounts of $35,000 and €22,026, respectively. The revolving credit facility matures on July 31, 2007.

The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000. At April 30, 2006, $34,680 of this portion of the facility was available for borrowing; the Company had $4,595 of letters of credit outstanding under the U.S. portion of the revolving credit facility which reduced the net availability on the U.S. facility to $30,085. Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization. At April 30,

2006, the entire European facility was available.

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

The revolving credit facility contains financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the revolving credit facility, engage in transactions with its affiliates, make acquisitions, participate in certain mergers, or make distributions or cash dividend payments to its equity holders or with respect to its subordinated debt. The Company was in compliance with such covenants as of April 30, 2006.

(b)   Senior Notes and Senior Subordinated Notes

The floating rate senior notes have a principal amount of €100.0 million ($126,160 at April 30, 2006) and are due June 1, 2010. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%. At April 30, 2006, interest was payable on the floating senior rate notes at 7.032%. The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest. Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest. The floating rate notes are unsecured and rank equally with all existing and future senior debt.

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

The indentures under which the floating rate senior notes and the 8 7/8% senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets. The Company was in compliance with such covenants as of April 30, 2006.

(c)   Other Obligations

As of April 30, 2006, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2006.

8.             Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three Months Ended April 30,
	2006	2005

Net gain from foreign currency forward delivery contracts	$—	170
Gain (loss) on disposition of fixed assets, net	(53)	(120)
Foreign currency transaction gains (losses), net	330	(289)
Pension expense (a)	(1,018)	(703)
Other, net	(338)	(370)

	$(1,079)	(1,312)

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

9.             Employee Stock Options

The Company has adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on February 1, 2006, using the modified prospective method. Among other things SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method. Under the modified prospective method, compensation cost for stock options not vested as of February 1, 2006 will be recognized based on the grant-date fair value calculated for pro forma disclosure under the unrevised Statement of Financial Accounting Standards 123. In accordance with 123R, the cumulative effect of the $1,391 difference between the fair value of liability classified stock awards for deferred compensation agreements under 123R and the intrinsic value method previously used for the awards was recorded as a cumulative effect of a change in accounting principle at February 1, 2006.

1995 and 1999 Stock Option and Incentive Award Plans

The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) (“the 1995 Plan”) reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors, but pursuant to its terms no further options may be granted under such plan after October 18, 2005. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At April 30, 2006, all awards under the 1995 Plan were nonqualified stock options.

The FY 1999 Stock Option and Incentive Award Plan (the “1999 Plan”) has 95 million shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options and shares issued under deferred compensation plans, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of April 30, 2006, awards under the 1999 Plan were for either nonqualified stock options or for deferred compensation arrangements.

The Company has issued different types of stock-based compensation awards including in-the-money options, at-the-money options, and deferred compensation awards payable in shares of common stock or cash at the Company’s discretion. The vesting of certain of the options was subject to performance criteria, all of which have been satisfied. All stock option grants must be approved by the Compensation Committee of the Company’s Board of Directors.

A comparison of reported net earnings for the three months ended April 30, 2006 and 2005, and pro-forma net earnings for the three months ended April 30, 2005, including effects of expensing the fair value of stock options, follows:

	Three months ended April 30,
	2006		2005
Net income (loss) before cumulative effect of an accounting change, as reported	$(379)		3,900
Net income to common stockholders, as reported	$1,012		3,900

Income (loss) per common share - basic, as reported:
Income (loss) per share before cumulative effect of an accounting change	$—	*	0.02
Cumulative effect of an accounting change	0.01		—
Net income to common stockholders	$0.01		0.02

Income (loss) per common share - diluted, as reported:
Income (loss) per share before cumulative effect of an accounting change	$—	*	0.01
Cumulative effect of an accounting change	0.01		—
Net income to common stockholders	$0.01		0.01

Share based compensation expense included in net income (loss)	$1,568		2,118

Pro-forma effects (a):
Share based compensation expense, on a pro-forma basis			$3,144
Net income to common stockholders, on a pro-forma basis			$2,874
Net income to common stockholders per share, on a pro-forma basis:
Basic			$0.01
Diluted			$0.01

*Less than $(0.01) per share

(a) As if the Company applied the fair value based method to expense stock options for the three months ended April 30, 2005.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2006	69,975,758	$0.69
Granted	750,000	0.93
Exercised	(15,000)	0.67
Expired	(17,800)	6.46
Forfeited	(240,000)	0.53
Outstanding at April 30, 2006	70,452,958	$0.70	8.4	$26,298
Exercisable at April 30, 2006	20,371,708	$0.86	8.0	$7,009

The fair value of each stock option grant is measured at the date of grant using a Black-Scholes option-pricing model. The weighted-average grant-date fair value of options granted during the three months ended April 30, 2006 and 2005, was $0.48 and $0.34, respectively. The following assumptions were used in arriving at the fair value of options granted during the three months ended April 30, 2006 and 2005:  risk-free interest rates of 5.09% and 3.75%; no dividend yield; expected volatility factors of 51.69% and 52.09%; and expected lives of 4-5 years. The risk free interest rate is based on the rate for a U.S. Treasury Strip with a term comparable to the expected term of the option. Expected volatility is based on historical volatility of our stock. The expected option life is based on historical experience of employee exercise behavior.

As of April 30, 2006, there was $18,350 of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over an average of approximately 4 years.

10.          Pension and Other Employee Benefits

The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended April 30,
	2006	2005	2006	2005
Service cost	$406	420	133	79
Interest cost	3,010	3,056	221	217
Expected return on plan assets	(3,345)	(3,325)	—	—
Amortization of prior service cost	65	61	(67)	(67)
Amortization of the net (gain) loss	1,197	1,207	(51)	(71)
Net periodic benefit cost	$1,333	1,419	236	158

The Company expects to contribute approximately $1,000 to its unfunded postretirement pension plans fiscal 2007.

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

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain fiscal 2006 data has been reclassified to conform to the fiscal 2007 presentation.

Segment information for the three months ended April 30, 2006 and 2005 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other (b)	Eliminations	Totals
2006
Revenues from external customers	$102,898	85,314	10,614	39,238	2,913	—	240,977
Intersegment revenues	$1,165	62	—	6,040	—	(7,267)	—
Operating income (loss)(a)	$11,896	4,757	1,384	8,547	(6,907)	(548)	19,129
Total assets	$253,240	100,675	32,284	76,627	289,808	(156,963)	595,671
2005
Revenues from external customers	$105,051	82,059	9,177	29,626	6,445	—	232,358
Intersegment revenues	$808	6,002	—	2,265	—	(9,075)	—
Operating income (loss)(a)	$14,630	4,125	1,217	5,213	(7,782)	4,755	22,158
Total assets	$250,022	96,800	31,362	60,429	290,797	(158,666)	570,744

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

(b)                                 Corporate and Other includes general corporate expenses.

12.          Litigation, Commitments and Contingencies

The Company is a party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

13.          Subsequent Events

On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed by approximately June 30, 2006. The closure is a result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers. The Company recorded an impairment charge of $1,623 in connection with the real estate and equipment associated with this plant based on the estimated fair value of the assets. The Company also expects that it will incur total cash restructuring charges of approximately $3.2 million to $3.8 million during the second and third quarters of fiscal 2007 for employee termination charges for approximately 360 employees and other costs to close the facility.

On May 31, 2006, the Company announced that it will close its Denver, Colorado facilities where certain administrative and distribution operations are located. The administrative and corporate functions will be consolidated in the Company’s Mansfield, MA offices and the distribution operations will be relocated to the Southeast United States. The Company expects that the consolidation and relocation of all functions of the Denver facility will be completed by December 31, 2007. Related to this action, the Company expects to incur and accrue severance and retention costs over the period from June 1, 2006 through December 31, 2007 of approximately $3.7 million related to approximately 265 employees. In addition the Company expects that it will incur approximately $3.0 million of costs for new employee training, employee relocation and recruiting, and expenses of moving inventory and distribution systems. These costs will be expensed as incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended April 30, 2006 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 for significant events occurring in the first quarter of fiscal 2007. The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

The Company’s operations consist primarily of the design, manufacture and distribution of luggage, as well as business, computer, outdoor and casual bags. We sell our products under a number of brand names, primarily Samsonite® and American Tourister®, and licensed brand names including Lacoste®. The Company also licenses its brand names and is involved with the design and sale of footwear. The discussion is organized under the following headings: Executive Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Financing and Other Matters, and Critical Accounting Policies.

Executive Overview

Since approximately 43% of the Company’s reported U.S. dollar sales were derived from operations reported in euros, the increase in the average exchange rate of the dollar to the euro for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 had a significant effect on the Company’s results of operations. Results of operations for fiscal 2007 were translated at an average euro exchange rate of 1.202 while fiscal 2006 results were translated at an average euro exchange rate of 1.319. Thus, while local sales denominated in euros increased by 7.5% (the constant U.S. dollar equivalent of $7.9 million), these euro denominated sales, when translated to U.S. dollars, decreased by approximately $2.2 million or 2.0%. The weakening of the euro thus had the effect of decreasing reported sales by approximately $10.1 million between fiscal 2006 and 2007. The weaker euro also resulted in decreases in reported cost of sales and other operating expenses in fiscal 2007 compared to fiscal 2006. Certain of the most significant effects from the differences in exchange rates are noted in the analysis of Results of Operations and Liquidity and Capital Resources and are referred to as an “exchange rate difference.”

The Company’s consolidated revenues increased to $241.0 million for the three months ended April 30, 2006 from $232.4 million in the first quarter of the prior year, an increase of $8.6 million, or 3.7%. Without the effect of the exchange rate difference, sales would have increased by $18.7 million or 8.0%. The increase in sales on a constant currency basis of approximately $18.7 million is due to continued improvement of worldwide travel conditions, the positive effect of increased advertising and promotions, and the impact of new products and new licensed brand names. First quarter fiscal 2006 revenues include a $3.2 million net gain from the sale of certain apparel trademark rights, which did not reoccur in fiscal 2007.

Operating income decreased by $3.1 million to $19.1 million for the three months ended April 30, 2006 compared to $22.2 million for the three months ended April 30, 2005. Gross profit increased $12.2 million compared to the prior year period but was offset by higher selling, general and administrative (“SG&A”) expenses of $13.6 million.

SG&A expense increased by $13.6 million to $102.3 million in the first quarter of fiscal 2007 from $88.7 million in fiscal 2006. The increase is primarily due to global increases in selling expenses associated with higher sales levels, store openings, new license agreements and other expansion activities. Advertising and promotional expenses increased $3.5 million and ERP implementation expenses increased by $1.4 million over the prior year period. Prior year SG&A expenses included a credit of $1.2 million from the settlement of a claim against a software vendor.

Results of Operations

For purposes of this management’s discussion and analysis of operations, we are analyzing our net sales and operations as follows: (i) “Europe” operations which include our European sales, manufacturing and distribution, wholesale and retail operations; (ii) “North America” operations which include U.S. Wholesale, U.S. Retail and Canada; (iii) ”Latin America” which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia” operations which include the sales, manufacturing and distribution operations in India, Hong Kong, China, Singapore, South Korea, Japan, Taiwan, and Malaysia; and (v) Other Operations which includes certain licensing activities and Corporate headquarter expenses.

Three Months Ended April 30, 2006 (“fiscal 2007” or “current year”) Compared to Three Months Ended April 30, 2005 (“fiscal 2006” or “prior year”)

Sales. The following is a summary of the Company’s revenues by geographic area:

	Three months ended April 30,
	2006	2005
	(in millions)
Europe	$102.9	105.1
North America	85.3	82.1
Asia	39.2	29.6
Latin America	10.6	9.2
Other Operations	3.0	6.4

Total Revenue	$241.0	232.4

Consolidated net sales increased to $241.0 million in fiscal 2007 from $232.4 million in fiscal 2006, an increase of $8.6 million or approximately 3.7%. Fiscal 2007 sales were unfavorably impacted by the increase in the value of the U.S. dollar compared to the euro. Without the effect of the weaker euro currency, first quarter fiscal 2007 sales would have increased by $18.7 million or 8.0% compared to the first quarter of the prior year. Prior year first quarter revenues include $3.2 million from the sale of certain apparel trademark rights.

Sales from European operations decreased to $102.9 million in fiscal 2007 from $105.1 million in fiscal 2006, a decrease of $2.2 million or 2.1%. Expressed in the local European functional currency (euros), fiscal 2007 sales increased by 7.5%, or the U.S. constant dollar equivalent of $7.9 million, compared to fiscal 2006. The Lacoste brand and American Tourister branded products sales increased by $3.9 million and $4.2 million, respectively, during the first quarter of fiscal 2007 compared to the prior year. The Company believes that increased advertising and marketing expenditures during the quarter and the prior fiscal year helped to stimulate sales.

Sales from North America operations increased to $85.3 million in fiscal 2007 from $82.1 million in fiscal 2006, an increase of $3.2 million or 3.9%. U.S. Wholesale sales for the first quarter increased by $4.2 million or 8.4% from the prior year to $54.6 million; U.S. Retail sales remained constant at $26.8 million; Canadian sales decreased by $1.0 million to $3.8 million from $4.8 million in the prior year. U.S. Wholesale sales increased in the warehouse club and department store channels, while decreasing in the exclusive label channel. U.S. Retail same store sales decreased by 0.6%; there were 181 stores open at April 30, 2006 compared to 182 at April 30, 2005. Canadian sales decreased primarily because of a sale in the premium channel during the first quarter of the prior year which did not recur in fiscal 2007. Comparable store sales increase is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year. Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $39.2 million in fiscal 2007 from $29.6 million in fiscal 2006, an increase of $9.6 million, or 32.4%. Sales in all countries in the Asian operations region posted gains during the first quarter. The increase in sales is primarily driven by increased travel in the region. Sales of Lacoste brand products contributed to the increase in Asian sales. Sales in Japan were $2.4 million compared to zero in the prior year.

Sales from Latin American operations increased to $10.6 million in fiscal 2007 from $9.2 million in fiscal 2006, an increase of $1.4 million, or 15.2%. Sales of Lacoste branded products also contributed to increased sales in Latin America. Mexican sales accounted for $0.8 million of the increase primarily due to expanded shelf space in department stores.

Sales from license revenue decreased to $3.0 million in fiscal 2007 from $6.4 million in 2006, a decrease of $3.4 million, primarily due to revenues in the prior year of $3.2 million from the sale of certain apparel tradename rights which did not recur in the current year.

Gross profit. The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in selling, general and administrative expenses (“SG&A”): warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold. Warehousing costs and freight-out expenses were approximately $14.5 million and $12.9 million for the quarters ending April 30, 2006 and 2005, respectively.

Consolidated gross margin in the first quarter increased by 3.3 percentage points, to 51.1% in fiscal 2007 from 47.8% in fiscal 2006, reflecting gross margin increases in all segments of operations.

Gross margins for European operations increased 3.7 percentage points to 50.2% in the first quarter of fiscal 2007 from 46.5% in the prior year due to price increases in the latter half of fiscal 2006, lower fixed manufacturing costs from prior year operational restructurings, and a better sales mix than in the prior year.

Gross margin percentage for North American operations increased 3.1 percentage points to 44.6% in the first quarter of fiscal 2007 from 41.5% in the prior year. U.S. Wholesale gross margin percentage increased to 35.4% in the current year from 31.9% in the prior year. The increase in the U.S. Wholesale gross margin percentage is primarily due to the improved sales of higher margin products in department and specialty stores and initiatives to reduce direct product costs. U.S. Retail gross profit margins increased compared to the prior year to 63.0% in fiscal 2007 from 59.1% in fiscal 2006 primarily as a result of price increases in the latter half of fiscal 2006 and a sales mix of products with higher margins.

Gross margins for Asian operations increased 7.8 percentage points to 65.2% in the first quarter of fiscal 2007 from 57.4% in prior year primarily due to higher margins in Japan as well as higher margins in Korea and China as a result of price increases.

Gross margins for Latin American operations increased 1.2 percentage points to 53.3% in the first quarter of fiscal 2007 from 52.1% in the prior year primarily due to direct product cost improvement and sales price increases.

Selling, general and administrative expenses (“SG&A”). Consolidated SG&A increased to $102.3 million in fiscal 2007 from $88.7 million in fiscal 2006, an increase of $13.6 million, or 15.3%. The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold. As a percent of sales, consolidated SG&A increased to 42.5% in fiscal 2007 from 38.2% in fiscal 2006. Consolidated advertising and promotional expenses increased to $17.7 million (7.3% of sales) in fiscal 2007 from $14.3 million in fiscal 2006 (6.1% of sales).

SG&A for European operations increased to $38.0 million in fiscal 2007 compared to $34.2 million in fiscal 2006, an increase of $3.8 million compared to the prior year. Without the exchange affect, European SG&A expense increased $7.5 million. The increase of $7.5 million is due to an increase in variable selling expense as a result of higher sales in new distribution channels and new product categories for the first quarter, an increase in the sales force expense, a credit of $1.2 million for compensation from a legal claim in the prior year and increased advertising and marketing expense of $0.8 million.

SG&A for North American operations increased to $33.3 million in fiscal 2007 compared to $29.9 million in fiscal 2006, an increase of $3.4 million compared to the prior year. North American SG&A primarily increased because of a $1.8 million increase in advertising and promotion expense. The remaining income of $1.6 million was a result of increases in variable selling expenses and various other expense categories. U.S. Wholesale SG&A expense increased by $2.7 million, U.S. Retail SG&A expense increased by $0.5 million, and Canada SG&A expense increased by $0.2 million for the quarter compared to the prior year.

SG&A for Asia increased to $17.0 million in fiscal 2007 compared to $11.7 million in fiscal 2006, an increase of $5.3 million. The increase in Asian SG&A expense is primarily due to higher variable selling expenses for freight and commissions due on shop-in-shop sales. Advertising and promotional expense increased by $0.7 million and SG&A for Japanese operations increased by $0.8 million.

SG&A for Latin America increased to $4.3 million in fiscal 2007 compared to $3.6 million in fiscal 2006, an increase of $0.7 million due to higher advertising and promotional expenditures of $0.2 million and increased variable selling expenses because of higher sales levels.

Corporate SG&A expense increased to $9.7 million in fiscal 2007 compared to $9.3 million in fiscal 2006, an increase of $0.4 million primarily due to an increase in ERP system implementation costs of $1.4 million offset by a decrease in stock compensation expense of $0.6 million and other expenses of $0.4 million.

Asset impairment charges. On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed by approximately June 30, 2006. The closure is a result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers. The Company recorded an impairment charge of $1.6 million in connection with the real estate and equipment associated with this plant based on the estimated fair value of the assets. The Company also expects that it will incur total cash restructuring charges of from approximately $3.2 million to $3.8 million during the second and third quarters of fiscal 2007 for employee termination charges and other costs to close the facility.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs in the first quarter of 2007 were $7.1 million, $0.8 million lower than the prior year level due to lower debt levels.

Other Income (Expense) - Net. This item represents net expense of $1.1 million in the current year compared to net expense of $1.3 million in the prior year, a net decrease of $0.2 million. This is primarily due to an increase in foreign currency transaction gains of $0.7 million over the prior year first quarter, offset by an increase in pension expense of $0.3 million and other expense of $0.2 million.

Income tax expense. Income tax expense increased to $6.0 million in fiscal 2007 from $4.5 million in fiscal 2006. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends. This item represents the accrual of dividends on the outstanding 8% convertible preferred stock issued in the 2003 recapitalization. Dividends have accrued on the preferred stock since July 31, 2003 and compound quarterly. The increase of $0.3 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is due to the compounding effect of accrued dividends.

Net income (loss) to common stockholders before cumulative effect of an accounting change. The net loss to common stockholders before cumulative effect of an accounting change was $0.4 million in fiscal 2007 compared to net income of $3.9 million in fiscal 2006; the net loss per common share was less than $0.01 in fiscal year 2007 compared to net income per common share of $0.02 in fiscal year 2006. The diluted net income per common share was $0.01 in fiscal year 2006. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal years 2007 and 2006 was 227,174,626 and 225,446,487, respectively. The weighted average number of shares of common stock outstanding used to compute diluted income (loss) per share in fiscal year 2006 was 684,211,531. The Company had 227,159,626 shares of common stock outstanding as of April 30, 2006.

Liquidity and Capital Resources

At April 30, 2006, the Company had consolidated cash of $95.7 million and working capital of $189.3 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flows from operations and cash availability under its senior credit facility. During the three months ended April 30, 2006, the Company’s cash flow from operations was $14.9 million compared to $32.2 million during the three months ended April 30, 2005. During the first quarter of fiscal 2007, the Company’s cash flow from operations together with amounts available under its credit facilities were sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and €22.0 million ($27.8 million at April 30, 2006) for its European subsidiary. The borrowing base under the U.S. facility is generally calculated as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for real estate or intangible assets and decreased by certain other obligations. The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization. At April 30, 2006, these borrowing base calculations resulted in $34.7 million available for borrowing in the U.S. and €22.0 million available for borrowing by the European subsidiary. At April 30, 2006, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $30.1 million. At April 30, 2006, no amounts were outstanding under the European portion of the facility.

The Company incurred capital expenditures of $4.4 million during the three months ended April 30, 2006 compared to $3.0 million during the three months ended April 30, 2005. Capital expenditures in fiscal 2007 included $1.3 million related to the new ERP system and other information technology projects, retail expansion expenditures of $0.6 million, and various expenditures related to the manufacture of new products and facilities improvements of $2.5 million.

The Company’s long-term debt structure includes $174.9 million of 8 7/8% senior subordinated notes which are due in 2011 and €100 million ($126.2 million at April 30, 2006) of euro-denominated floating rate notes which are due in 2010. The euro-denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly. At April 30, 2006, the rate was 7.03%.

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

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of April 30, 2006 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental, which have not changed significantly since January 31, 2006. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. The Company has also designated the principal balance of €100 million ($126.2 million as of April 30, 2006) floating rate senior notes as a hedge of the foreign currency exposure related to the investment in its European operations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and our significant accounting policies are summarized in Note 1 to the  consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The Company’s accounting for deferred tax asset valuation allowances, inventories and pension benefit plans involve accounting policies which are most affected by management’s judgment and the use of estimates. These critical accounting policies are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company’s strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

At April 30, 2006, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $36.7 million compared to approximately $34.2 million at January 31, 2006. Contracts outstanding at April 30, 2006 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income (loss) for the three months ended April 30, 2006 would be approximately $3.3 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2006. The Company’s outstanding publicly traded 8 7/8% senior subordinated notes have a face amount of $174.9 million. At January 31, 2006, the quoted market price of these notes was $105.75 per $100.00 of principal; at April 30, 2006, the quoted market price of these notes was $105.25 per $100.00 of principal.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, management concluded that as of April 30, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes. During the period subsequent to January 31, 2006 and prior to May 14, 2006, when the Company filed its Annual Report on Form 10-K, the Company concluded that the historical calculations of its deferred tax asset valuation allowances were not correct. This resulted in the Company restating its fiscal 2005 and 2004 consolidated financial statements. As described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 31, 2006, the effect of the restatement was to increase the deferred tax asset valuation allowance at January 31, 2003 by $5,750. To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has engaged an independent registered public accounting firm (other than its auditors, KPMG LLP) to perform an analysis of its internal controls over accounting for and disclosure of income taxes and will implement recommendations that result from such analysis. This analysis was in process at June 14, 2006 and the Company expects that recommendations will be issued and remediation actions initiated by July 31, 2006.

Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of April 30, 2006 and January 31, 2006 and the results of operations and cash flows for each of the three months ended April 30, 2006 and 2005.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have plans to relocate certain of our management functions to the United Kingdom. Such relocation, if not structured in an appropriate manner, could lead to material adverse tax consequences for the group.

We have plans to relocate a number of our executive officers and other senior management, together with certain of our management functions, to the United Kingdom. We are seeking to reorganize ourselves in a manner that will not cause us to become tax resident in the United Kingdom or to have a permanent establishment there for U.K. tax purposes. We have commenced discussions with the U.K. tax authorities on the appropriateness of our conclusions in this regard. While we believe that we are structuring our management functions in a way that achieves our objectives, there can be no assurance that we will succeed in doing so, or that the U.K. tax authorities will agree with our approach. Should we not succeed in structuring our affairs so as not to become tax resident in the United Kingdom and so as not to have a permanent establishment there, or should the U.K. tax authorities disagree with our approach, it is our intention to seek alternative solutions in relation to the location and structure of our management functions. The inability to implement this transition without becoming resident or having a permanent establishment in the United Kingdom could have material adverse tax consequences for us.

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
Name: Richard H. Wiley
Title: Chief Financial Officer, Treasurer and Secretary

Date: June 14, 2006

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from the company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006).

3.2	Certificate of Ownership and Merger dated July 14, 1995 (Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 33-95642).

3.3	By-laws of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

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