Form 10-Q
period 2006-07-31
SAMSONITE CORP/FL
filed 2006-09-14
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 227,174,626 shares of common stock, par value $0.01 per share, as of September 8, 2006.

FORM 10-Q

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” in Part I Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of July 31, 2006 and January 31, 2006
(In thousands, except share and per share amounts)

	July 31, 2006	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$75,928	85,448
Trade receivables, net of allowances for doubtful accounts of $8,259 and $7,213	127,693	113,528
Other receivables	758	2,056
Inventories (Note 3)	159,602	133,683
Deferred income tax assets	9,330	8,652
Assets held for sale (Note 4)	2,190	1,515
Prepaid expenses and other current assets	32,274	28,212

Total current assets	407,775	373,094

Property, plant and equipment, net (Note 5)	90,448	89,100
Intangible assets, less accumulated amortization of $38,986 and $38,389 (Note 6)	103,574	91,658
Other assets and long-term receivables	13,910	13,399

	$615,707	567,251
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 8)	$11,100	9,396
Current installments of long-term obligations (Note 8)	681	1,048
Accounts payable	127,170	101,893
Accrued interest	4,158	4,055
Accrued compensation and employee benefits	22,373	25,539
Accrued income taxes	13,230	10,192
Other accrued expenses	55,558	43,641
Total current liabilities	234,270	195,764
Long-term obligations, less current installments (Note 8)	295,000	296,784
Deferred income tax liabilities	23,220	22,897
Other non-current liabilities	89,953	86,962
Total liabilities	642,443	602,407
Minority interests in consolidated subsidiaries	18,416	16,057
Stockholders’ equity (deficit) (Note 10):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,082 convertible shares issued and outstanding)	201,818	193,981
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 227,174,626 and 227,159,626 at July 31, 2006 and January 31, 2006, respectively, shares issued and outstanding)	2,272	2,272
Additional paid-in capital	356,884	354,760
Accumulated deficit	(544,438)	(539,420)
Accumulated other comprehensive loss	(61,688)	(62,806)

Total stockholders’ deficit	(45,152)	(51,213)
Commitments and contingencies (Notes 8, 10, 11 and 13)
	$615,707	567,251

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended July 31, 2006 and 2005
(In thousands, except per share data)

	Three Months Ended July 31,
	2006	2005

Net sales	$257,506	236,540
Cost of goods sold	128,214	121,040
Gross profit	129,292	115,500
Selling, general and administrative expenses	113,359	97,306
Amortization of intangible assets	246	152
Provision for restructuring operations	1,755	—

Operating income	13,932	18,042
Other income (expense):
Interest income	701	510
Interest expense and amortization of debt issue costs and premium	(7,197)	(7,784)
Other income (expense) —net (Note 9)	389	(4,639)

Income before income taxes and minority interests	7,825	6,129
Income tax expense	(7,707)	(2,857)
Minority interests in earnings of subsidiaries	(2,191)	(948)

Net income (loss)	(2,073)	2,324
Preferred stock dividends	(3,957)	(3,667)

Net loss to common stockholders	$(6,030)	(1,343)

Weighted average common shares outstanding — basic and diluted	227,175	226,600

Income (loss) per share per common share — basic and diluted:	$(0.03)	(0.01)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the six months ended July 31, 2006 and 2005
(In thousands, except per share data)

	Six Months Ended July 31,
	2006	2005

Net sales	$498,482	468,898
Cost of goods sold	245,959	242,354
Gross profit	252,523	226,544
Selling, general and administrative expenses	215,686	186,048
Amortization of intangible assets	397	296
Asset impairment charge (Note 2)	1,623	—
Provision for restructuring operations	1,755	—

Operating income	33,062	40,200
Other income (expense):
Interest income	1,272	846
Interest expense and amortization of debt issue costs and premium	(14,273)	(15,613)
Other income (expense) —net (Note 9)	(690)	(5,951)

Income before income taxes and minority interests	19,371	19,482
Income tax expense	(13,756)	(7,323)
Minority interests in earnings of subsidiaries	(4,187)	(2,333)

Income before cumulative effect of an accounting change	1,428	9,826
Preferred stock dividends	(7,837)	(7,269)

Income (loss) to common stockholders before cumulative effect of an accounting change	(6,409)	2,557
Cumulative effect of an accounting change (Note 10)	1,391	—
Net income (loss) to common stockholders	$(5,018)	2,557

Weighted average common shares outstanding — basic	227,167	226,036
Weighted average common shares outstanding — diluted	227,167	242,331

Income (loss) per share per common share — basic:
Income (loss) to common stockholders before cumulative effect of an accounting change	$(0.03)	0.01
Cumulative effect of an accounting change (Note 10)	0.01	—
Net income (loss) to common stockholders	$(0.02)	0.01

Net income (loss) per common share — diluted:
Income (loss) to common stockholders before cumulative effect of an accounting change	$(0.03)	0.01
Cumulative effect of an accounting change (Note 10)	0.01	—
Net income (loss) to common stockholders	$(0.02)	0.01

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss) for the six months ended July 31, 2006
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance, February 1, 2006	$193,981	2,272	354,760	(539,420)	(62,806)
Income before cumulative effect of an accounting change	—	—	—	1,428	—	1,428
Cumulative effect of change in accounting principle (Note 10)	—	—	—	1,391	—	1,391
Unrealized gain on cash flow hedges (net of income tax effect of $66)	—	—	—	—	165	165
Reclassification of income on cash flow hedges to net income (net of income tax effect of $579)	—	—	—	—	(1,116)	(1,116)
Foreign currency translation adjustment	—	—	—	—	2,069	2,069
Comprehensive income						3,937
Stock compensation expense	—	—	2,114	—	—
Stock options for 15,000 shares exercised	—	—	10	—	—
Preferred stock dividends	7,837	—	—	(7,837)	—

Balance, July 31, 2006	$201,818	2,272	356,884	(544,438)	(61,688)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2006 and 2005
(In thousands)

	Six Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Income before cumulative effect of an accounting change	$1,428	9,826
Adjustments to reconcile income before cumulative effect of an accounting change to net cash provided by (used in) operating activities:
(Gain) loss on disposition of assets held for sale and fixed assets, net	(2,713)	132
Depreciation and amortization of property, plant and equipment	9,965	9,095
Amortization of intangible assets	397	296
Amortization of debt issue costs and premium	1,195	1,251
Provision for doubtful accounts	599	894
Asset impairment charge	1,623	—
Pension and other post retirement benefit plan expense	3,625	3,273
Provision for restructuring	1,755	—
Stock compensation expense	3,042	3,510
Changes in operating assets and liabilities:
Trade and other receivables	(8,061)	(9,273)
Inventories	(17,428)	7,091
Other current assets	(4,303)	(4,615)
Accounts payable and accrued liabilities	21,417	19,898
Other - net	1,387	(2,909)

Net cash provided by operating activities	13,928	38,469

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(11,061)	(9,131)
Proceeds from sale of property and equipment and other assets	6,622	14,204
Acquisition of businesses, net of cash acquired	(7,158)	—
Other, net	(1,361)	(193)

Net cash provided by (used in) investing activities	(12,958)	4,880

Cash flows provided by (used in) financing activities:
Proceeds from (payments of) short-term debt - net	(409)	(7,370)
Borrowings on long-term obligations	1,032	1,102
Payments on long-term obligations	(11,067)	(1,750)
Other, net	993	2,425

Net cash used in financing activities	(9,451)	(5,593)

Effect of exchange rate changes on cash and cash equivalents	(1,039)	581

Net increase (decrease) in cash and cash equivalents	(9,520)	38,337
Cash and cash equivalents, beginning of period	85,448	56,378

Cash and cash equivalents, end of period	$75,928	94,715

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,933	14,404

Cash paid during the period for income taxes	$10,601	7,490

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements
Dollars and Euros in Thousands, Except Share and Per Share Data

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

B.                                    Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X.  The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position as of July 31, 2006 and results of operations for the three and six month periods ended July 31, 2006 and 2005.  These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

The Company’s foreign subsidiaries have fiscal year ends of December 31; therefore, at July 31, 2006 their results through June 30, 2006 are consolidated.

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

Basic net loss per common share for the three months ended July 31, 2006 and 2005 and for the six months ended July 31, 2006 are computed based on a weighted average number of shares of common stock outstanding during the period of 227,174,626, 226,600,411 and 227,167,499, respectively.  Earnings per share assuming dilution of $0.01 for the six months ended July 31, 2005 is computed based on diluted common shares of 242,331,197.

At July 31, 2006, antidilutive common stock equivalents include options to purchase 70,132,706 shares of common stock, warrants to purchase 15,515,892 shares of common stock at an exercise price of $0.75 per share, warrants to purchase 828,356 shares of common stock at $13.02 per share, and preferred stock convertible into 480,520,514 common shares.

E.                                      Royalty Revenues

The Company licenses its brand names to certain unrelated third parties.  Net sales include royalties earned of $3,711 and $2,823 for the three months ended July 31, 2006 and 2005, respectively, and $6,704 and $9,360 for the six months ended July 31, 2006 and 2005, respectively. Royalties earned during the six months ended July 31, 2005 include $3,223 from the sale of certain apparel trademark rights.

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

Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur.  Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings.  Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged.  At July 31, 2006, cash flow hedges for forecasted foreign currency transactions extend through June 2007.  The estimated amount of net losses from foreign currency hedges expected to be reclassified into earnings within the next twelve months is $429.  The amount ultimately reclassified into earnings will be dependent on the effect of changes in currency exchange rates as derivative agreements mature.

G.                                    Preferred Stock

The Company’s outstanding preferred stock is convertible into the Company’s common stock at any time at the option of the holder at a price of $0.42 per common share.  The preferred stock has a dividend rate of 8%.  At July 31, 2006, the preferred stock had a liquidation preference of $201,818 including $42,736 of cumulative dividends that have accrued but have not been paid.

H.                                    Stock Offering Costs

During the three months ended July 31, 2006, the Company wrote-off deferred stock offering costs of $4,931 related to a postponed secondary offering. Because the secondary offering was postponed and not reactivated within a 90-day period, these costs are required by the Securities and Exchange Commission to be changed to expense.

2.                                      Asset Impairment and Provision for Restructuring Operations

On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed by approximately June 30, 2006.  The closure is a result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers. During the three months ended April 30, 2006, the Company recorded an impairment charge of $1,623 in connection with the real estate and equipment associated with this plant based on the estimated fair value of the assets.  The Company reported in its Quarterly Report on Form 10-Q for the three months ended April 30, 2006, filed on June 14, 2006, that it expected to incur total cash restructuring charges of approximately $3,200 to $3,800 for employee termination charges for approximately 360 employees and other costs to close the facility.  The Company has since revised its estimate of total cash restructuring costs related to the Slovakian plant closure to approximately $2,300 as a result of final severance costs being less than expected.  Of that amount, $971 has been incurred for inventory writedowns, consulting and othere expenses that were charged to cost of sales during the three months ended July 31, 2006 and a restructuring charge of $1,302 was recorded for estimated employee termination costs.

On June 6, 2006, the Company announced that it will close its Denver, Colorado facilities and that it would consolidate its corporate functions in the Mansfield, Massachusetts office and relocate distribution functions to the southeast region of the United States.  The Company expects the consolidation and relocation to be completed by December 31, 2007. Related to this action, the Company expects to incur severance and retention costs related to approximately 210 employees of approximately $3,700, which will be accrued monthly (over the expected period employees must remain employed to receive severance and retention benefits) until December 31, 2007.  During the three months ended July 31, 2006, service and retention benefits of $453 were accrued.  The Company also expects that it will incur approximately $3,000 of costs for new employee training, employee relocation and recruiting and expenses of moving  inventory and distribution systems.  These costs will be expensed as incurred.

The following is a summary of restructuring accruals by segment for the six months ended July 31, 2006:

	Balance at January 31, 2006	Additions (Reversals)	Payments	Exchange Rate and Other	Balance at July 31, 2006
North America	$132	453	(26)	5	564
Europe	1,668	1,302	(8)	119	3,081
	$1,800	1,755	(34)	124	3,645

3.                                      Inventories

Inventories consisted of the following:

	July 31, 2006	January 31, 2006

Raw Materials	$11,041	12,494
Work in Process	2,847	2,877
Finished Goods	145,714	118,312

	$159,602	133,683

4.                                      Assets Held for Sale

Assets held for sale consisted of the following:

	July 31, 2006	January 31, 2006
Samorin, Slovakia (a)	$2,190	—
Stratford, Canada (b)	—	1,515

	$2,190	1,515

(a)                               The Company is holding its facility in Samorin, Slovakia for sale as a result of the plant closure discussed in Note 2.

(b)                              The Company decided to sell its facility in Stratford, Canada and lease back part of the facility and classified the net book value of the facility to assets held for sale.  The sale was completed in the second quarter of fiscal year 2007 for a net sales price of approximately $6,300.  A gain of $2,776 was recorded on the sale.  Gain was recorded to the extent it exceeded the present value of future rent payments due on the leaseback of part of the facility.

5.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2006	January 31, 2006

Land	$6,439	6,114
Buildings	54,541	56,963
Machinery, equipment and other	128,172	118,689
Computer software	21,635	19,910
	210,787	201,676
Less accumulated amortization and depreciation	(120,339)	(112,576)
	$90,448	89,100

6.                                      Intangible Assets

Intangible assets at July 31, 2006 and January 31, 2006 consisted of the following:

	July 31, 2006			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$7,762	(7,762)	—	7,762	(7,762)	—
Patents, trademarks and other	11,277	(5,278)	5,999	6,979	(4,756)	2,223
Unamortized prior service cost	1,609	—	1,609	1,609	—	1,609

	20,648	(13,040)	7,608	16,350	(12,518)	3,832
Intangibles not subject to amortization
Tradenames	106,998	(22,855)	84,143	106,998	(22,855)	84,143
Goodwill	7,256	(3,091)	4,165	6,699	(3,016)	3,683
Unallocated assets related to Australian acquisition	7,658	—	7,658	—	—	—
	121,912	(25,946)	95,966	113,697	(25,871)	87,826

Total	$142,560	(38,986)	103,574	130,047	(38,389)	91,658

As described in Note 7, the Company acquired $3,335 of trademark rights associated with the  Lambertson Truex transaction and $7,658 of unallocated intangible assets associated with the acquisition of a majority interest in the Company’s Australian distributor.  The allocation of the Australian intangible assets is pending further valuation work on the assets related to the business combination.  Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets.  Amortization expense (not including impairment provisions) for intangible assets for the six months ended July 31, 2006 and 2005 was $397 and $296, respectively.  Future amortization expense for the net carrying amount of intangible assets subject to amortization at July 31, 2006 is estimated to be $454 for the remainder of fiscal 2007, $852 in fiscal 2008, $848 in fiscal 2009, $241 in fiscal 2010 and $270 beyond fiscal 2010.

7.                                      Joint Venture Acquisitions

The Company acquired majority interests in three entities during the second quarter of fiscal 2007:  Lambertson Truex LLC (“LT”); Samsonite Australia PTY Limited (“SA”); and Samsonite (Thailand) Company Limited (“ST”).

On July 6, 2006, the Company acquired a 63% interest in a newly formed limited liability company as a vehicle to form a joint venture between the Company and Lambertson Truex, Inc., designers and distributors of high-end purses, shoes and other accessories.  The joint venture is expected to provide strategic growth opportunities and diversification of product categories into upscale women’s accessories.  Lambertson Truex, Inc. contributed its assets and liabilities to LT and the Company then purchased a 63% membership interest in LT for $2,000.  The Company accounted for the purchase as a business combination.  The Company also incurred $358 of costs related to the acquisition.  The total purchase price was allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the allocation of $3,335 to the Lambertson Truex trademark. The trademark value will be amortized on a straight-line basis over its estimated useful life of fifteen years.

The historical results of LT’s operations and the assets and liabilities acquired are not material to the Company’s historical results or its financial position.

The operating agreement dated as of July 6, 2006 among the members of  LT provides for a put option giving the minority interest members the right to require the Company to purchase up to a maximum of 5% of the total membership interest each year during the period from the first anniversary of the date of the agreement until the seventh anniversary of the date of the agreement at the then fair value.  At any time within fifteen days after the seventh anniversary of the date of the agreement (and each subsequent anniversary), the minority interest holders have the right to require the Company to purchase all of the minority interest at the then fair value.  Additionally, at the same dates, the Company has the right to require the minority interest holders to sell all of their interest to the Company at the then fair value.  Because the conditional put rights of the minority interest holders provide for the purchase at the then fair value, the value of the put option is de minimis and no amount is accrued for the put option in the accompanying consolidated financial statements.

On July 27, 2006, the Company acquired a 70% interest in SA, an Australian company which has been the Company’s long-time distributor of Samsonite products in Australia.  SA also distributes its own brand of luggage as well as certain other brands for which it holds licenses.  The acquisition is part of the Company’s geographical expansion strategy and will provide a direct distribution into the large Australian market.  Subject to certain adjustments which may arise from a review of the financial statements of SA and SA obtaining consent to the Company’s investment in SA from licensors of other luggage brands sold by SA, the total purchase price will be approximately $8,900, of which approximately $7,757 has been paid at July 31, 2006.  The Company accounted for the purchase as a business combination.  The Company has retained an international accounting firm to assist in the appraisal of the identifiable intangible assets acquired.  Pending completion of that appraisal, the purchase price has been allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the allocation of approximately $7,658 to other intangible assets.  The Company will further allocate the amount assigned to intangible assets based on the appraisal when it is completed.  The acquisition date balance sheet, which reflects the preliminary purchase price allocation, has been consolidated in the Company’s July 31, 2006 balance sheet.  SA has a December 31 year-end and the results of SA’s operations will be included with the Company’s operations beginning in the third quarter of fiscal 2007.

The Company and the minority interest shareholders in SA have entered into a shareholders deed, dated as of July 27, 2006, governing the operation of the joint venture.  The deed provides for a call right giving the Company the ability to purchase the minority interest during a ten-day period commencing at the fifth anniversary of the date of the deed and each anniversary date thereafter at the then fair value.  If the Company does not exercise this call right, the minority interest holder has a put right providing for the ability, for a five-day period following the expiration of the call right, to require the Company to purchase its interest at the then fair value.  Upon the death of the minority interest owner there is also a conditional obligation for the Company to purchase the minority interest at the then fair value.  Because the conditional put rights of the minority interest holder provide for the purchase at the then fair value, the value of the put option is de minimis and no amount is accrued for the put option in the accompanying financial statements.

On July 1, 2006, ST, a newly formed corporation, commenced distributing Samsonite products in Thailand.  The Company subscribed to 60% of the shares in ST for a price of $321 and the former distributor of Samsonite products in Thailand subscribed to the remaining 40% of the shares for a price of approximately $210. The shareholders agreement, dated May 17, 2006, between the Company and the minority shareholder, provides that the Company shall purchase all of the shares of the minority shareholder after ten years of operations at a fair value to be determined at that time.  Because of the Company’s unconditional obligation to purchase the shares of the minority shareholder, the Company has classified the minority interest as a long-term liability and will periodically adjust the liability to the estimated amount required to purchase the minority interest at the end of the ten-year period.  ST has a December 31 year-end and 100% of the results of ST’s operations will be included with the Company’s operations beginning in the third quarter of fiscal 2007.

8.                                      Debt

Debt consisted of the following:

	July 31, 2006	January 31, 2006
Senior credit facility (a)	$—	—
Floating rate senior notes (b)	127,740	121,520
8 7/8% senior subordinated notes (b)	164,970	174,925
Other obligations (c)	13,586	10,744
Capital lease obligations	485	39
	306,781	307,228
Less short-term debt and current installments	(11,781)	(10,444)
	$295,000	296,784

(a)               Senior Credit Facility

The Company’s Senior Credit Facility consists of a multi-currency revolving credit facility allocated to Samsonite Corporation and Samsonite Europe N.V. in the amounts of $35,000 and €22,026, respectively.  The revolving credit facility matures on July 31, 2007.

The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000.  At July 31, 2006, $35,000 of this portion of the facility was available for borrowing; the Company had $4,595 of letters of credit outstanding under the U.S. portion of the revolving credit facility which reduced the net availability on the U.S. facility to $30,405.  Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization.  At July 31, 2006, the entire European facility was available.

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

The revolving credit facility contains financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the revolving credit facility, engage in transactions with its affiliates, make acquisitions, participate in certain mergers, or make distributions or cash dividend payments to its equity holders or with respect to its subordinated debt.  The Company was in compliance with such covenants as of July 31, 2006.

(b)   Senior Notes and Senior Subordinated Notes

The floating rate senior notes have a principal amount of €100.0 million ($127,740 at July 31, 2006) and are due June 1, 2010.  Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%.  At July 31, 2006, interest was payable on the floating senior rate notes at 7.297%.  The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest.  Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest.  The floating rate notes are unsecured and rank equally with all existing and future senior debt.

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

The indentures under which the floating rate senior notes and the 8 7/8% senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.  The Company was in compliance with such covenants as of July 31, 2006.

(c)   Other Obligations

As of July 31, 2006, other obligations consist of various notes payable to banks by foreign subsidiaries.  The obligations bear interest at varying rates and mature within twelve months from July 31, 2006.

9.                                      Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Net gain (loss) from foreign currency forward delivery contracts	$(28)	316	(28)	486
Gain (loss) on disposition of fixed assets, net (a)	2,766	(10)	2,713	(132)
Foreign currency transaction gains (losses), net	108	(855)	438	(1,146)
Pension expense (b)	(1,018)	(703)	(2,036)	(1,407)
Due diligence costs for abandoned potential acquisition	—	(2,769)	—	(2,769)
Bond redemption premium and write-off of deferred financing costs (c)	(596)	—	(596)	—
Other, net	(843)	(618)	(1,181)	(983)

	$389	(4,639)	(690)	(5,951)

(a)                                   The Company sold its facility in Stratford, Canada and leased back part of the facility. The sale was completed in the second quarter of fiscal year 2007 for a net sales price of approximately $6,300. A gain on the sale of $2,776 was recorded to the extent the gain exceeded the present value of future rent payments due on the leaseback of part of the facility.

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

(c)                                   During the three months ended July 31, 2006, the Company repurchased and retired $9,955 of its 8 7/8% senior subordinated notes.  In connection with this retirement, a total of $596 of bond redemption premiums and write-off of deferred financing costs was incurred.

10.                               Employee Stock Options

The Company has adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123R), on February 1, 2006, using the modified prospective method.  Among other things SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method.  Under the modified prospective method, compensation cost for stock options not vested as of February 1, 2006 is recognized based on the grant-date fair value calculated for pro forma disclosure under the unrevised Statement of Financial Accounting Standards 123.  In accordance with SFAS 123R, the cumulative effect of the $1,391 difference between the fair value of liability classified stock awards for deferred compensation agreements under SFAS 123R and the intrinsic value method previously used for the awards was recorded as a cumulative effect of a change in accounting principle at February 1, 2006.

1995 and 1999 Stock Option and Incentive Award Plans

The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) (“the 1995 Plan”) reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors, but pursuant to its terms no further options may be granted under such plan after October 18, 2005.  The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan.  Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant.  Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant.  Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee.  At July 31, 2006, all awards under the 1995 Plan were nonqualified stock options.

The FY 1999 Stock Option and Incentive Award Plan (the “1999 Plan”) has 95 million shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options and shares issued under deferred compensation plans, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan.  As of July 31, 2006, awards under the 1999 Plan were for either nonqualified stock options or for deferred compensation arrangements.

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

A comparison of reported net income (loss) for the three and six months ended July 31, 2006 and 2005, and pro-forma net income (loss) for the three and six months ended July 31, 2005, including effects of expensing the fair value of stock options, follows:

	Three months ended July 31,
	2006	2005
Net loss to common stockholders, as reported	$(6,030)	(1,343)

Income (loss) per common share – basic and diluted, as reported	$(0.03)	(0.01)

Share based compensation expense included in net loss to common stockholders	$1,473	1,392

Pro-forma effects (a):
Share based compensation expense, on a pro-forma basis		$1,585
Net loss to common stockholders, on a pro-forma basis		$(1,536)
Income per common share, on a pro-forma basis – basic and diluted		$(0.01)

	Six months ended July 31,
	2006	2005
Net income (loss) before cumulative effect of an accounting change, as reported	$(6,409)	2,557
Net income (loss) to common stockholders, as reported	(5,018)	2,557

Income (loss) per common share - basic, as reported:
Income (loss) to common stockholders before cumulative effect of an accounting change	$(0.03)	0.01
Cumulative effect of an accounting change	0.01	—
Net income (loss) to common stockholders	$(0.02)	0.01

Income (loss) per common share - diluted, as reported:
Income (loss) to common stockholders before cumulative effect of an accounting change	$(0.03)	0.01
Cumulative effect of an accounting change	0.01	—
Net income (loss) to common stockholders	$(0.02)	0.01

Share based compensation expense included in net income (loss)	$3,042	3,510

Pro-forma effects (a):
Share based compensation expense, on a pro-forma basis		$4,711
Net income to common stockholders, on a pro-forma basis		$1,356
Income per common share, on a pro-forma basis:
Basic		$0.01
Diluted		$0.01

(a) As if the Company applied the fair value based method to expense stock options for the three and six months ended July 31, 2005.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2006	69,975,758	$0.69
Granted	900,000	0.95
Exercised	(15,000)	0.67
Expired	(221,802)	1.41
Forfeited	(506,250)	0.53
Outstanding at July 31, 2006	70,132,706	$0.70	8.1	$17,887
Exercisable at July 31, 2006	24,573,956	$0.81	7.9	$6,020

The fair value of each stock option grant is measured at the date of grant or modification using a Black-Scholes option-pricing model.  The weighted-average grant-date fair value of options granted or modified during the six months ended July 31, 2006 and 2005, was $0.48 and $0.35, respectively.  The following assumptions were used in arriving at the fair value of options granted during the six months ended July 31, 2006 and 2005:  risk-free interest rates of 3.75% to 5.09%; no dividend yield; expected volatility factor of 52% to 61%; and expected lives of 4-5 years.  The risk free interest rate is based on the rate for a U.S. Treasury Strip with a term comparable to the expected term of the option.  Expected volatility is based on historical volatility of the Company’s stock.  The expected option life is based on historical experience with employee exercise behavior.

As of July 31, 2006, there was $13,054 of total unrecognized compensation cost related to nonvested options.  That cost is expected to be recognized over an average of approximately 4 years.

11.                               Pension and Other Employee Benefits

The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended July 31,
	2006	2005	2006	2005
Service cost	$406	420	133	127
Interest cost	3,220	3,056	248	208
Expected return on plan assets	(3,345)	(3,325)	—	—
Amortization of prior service cost	65	61	(67)	(68)
Amortization of the net (gain) loss	1,197	1,207	(51)	(65)
Net periodic benefit cost	$1,543	1,419	263	202

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended July 31,
	2006	2005	2006	2005
Service cost	$811	840	266	206
Interest cost	6,441	6,112	497	425
Expected return on plan assets	(6,690)	(6,651)	—	—
Amortization of prior service cost	129	123	(135)	(135)
Amortization of the net (gain) loss	2,397	2,414	(101)	(137)
Net periodic benefit cost	$3,088	2,838	527	359

The Company expects to contribute approximately $1,000 to its unfunded postretirement pension plans during fiscal 2007.

12.                               Segment Information

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

Segment information for the six months ended July 31, 2006 and 2005 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other (b)	Eliminations	Totals
Six months ended July 31, 2006
Revenues from external customers	$210,004	177,928	22,740	81,273	6,537	—	498,482
Intersegment revenues	$2,241	169	—	12,033	—	(14,443)	—
Operating income (loss)(a)	$24,470	10,190	3,445	16,643	(20,797)	(889)	33,062
Total assets	$270,494	103,251	33,971	89,575	277,814	(159,398)	615,707
2005
Revenues from external customers	$207,071	173,797	19,927	59,007	9,096	—	468,898
Intersegment revenues	$1,362	13,258	—	5,659	—	(20,279)	—
Operating income (loss)(a)	$26,484	11,737	2,861	8,876	(9,758)	—	40,200
Total assets	$242,483	100,058	33,003	55,908	300,547	(159,374)	572,625

Segment information for the three months ended July 31, 2006 and 2005 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other (b)	Eliminations	Totals
Three months ended July 31, 2006
Revenues from external customers	$107,106	92,615	12,126	42,035	3,624	—	257,506
Intersegment revenues	$1,076	107	—	5,993	—	(7,176)	—
Operating income (loss)(a)	$12,574	5,433	2,061	8,096	(13,891)	(341)	13,932
Total assets	$270,494	103,251	33,971	89,575	277,814	(159,398)	615,707
2005
Revenues from external customers	$102,020	91,738	10,750	29,381	2,651	—	236,540
Intersegment revenues	$554	7,256	—	3,394	—	(11,204)	—
Operating income (loss)(a)	$11,854	7,612	1,644	3,663	(6,781)	50	18,042
Total assets	$242,483	100,058	33,003	55,908	300,547	(159,374)	572,625

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

13.                               Litigation, Commitments and Contingencies

The Company is a party to various legal proceedings and claims in the ordinary course of its business.  The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FORWARD LOOKING STATEMENTS

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended July 31, 2006 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 for significant events occurring in the second quarter of fiscal 2007.  The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

The Company’s operations consist primarily of the design, manufacture and distribution of luggage, business cases and computer, outdoor and casual bags.  We sell our products under a number of brand names owned by the Company, primarily Samsonite® and American Tourister®, and licensed brand names including Lacoste® and Timberland®.  The Company also licenses its brand names to third parties for use in product categories and is involved with the design and sale of footwear.  The discussion is organized under the following headings:  Executive Overview, Management Information Systems – Update, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Financing and Other Matters, and Critical Accounting Policies.

Executive Overview

The Company’s consolidated revenues increased to $257.5 million for the three months ended July 31, 2006 from $236.5 million in the second quarter of the prior year, an increase of $21.0 million, or 8.9%.  The increase in sales is due to continued improvement of worldwide travel conditions, the positive effect of increased advertising and promotions, and the impact of new products and new licensed brand names.

Operating income decreased by $4.1 million to $13.9 million for the three months ended July 31, 2006 compared to $18.0 million for the three months ended July 31, 2005.  Gross profit increased $13.8 million compared to the prior year period while selling, general and administrative (“SG&A”) expenses increased by $16.1 million, and restructuring provision expense increased by $1.8 million due to the closure of the Company’s production facility in Eastern Europe.  Of the increase in SG&A, $4.9 was due to the write-off of deferred stock offering costs related to a postponed secondary offering and the remainder was primarily due to increases in selling expenses associated with higher sales levels, store openings, new license agreements and other expansion activities.  SG&A increased by $3.7 million for Asian operations, $1.9 million for North American operations and $7.7 million for Corporate headquarter operations.

During the second quarter of fiscal 2007, the Company entered into a majority-owned joint venture with its Thailand distributor, acquired a majority interest in its Australian distributor and acquired a majority interest in Lambertson Truex, a women’s handbag designer and distributor.  The Company invested approximately $10.4 million in these projects during the second quarter of fiscal 2007. The Company retired approximately$10.0 million of its 8 7/8% senior subordinated notes during the second quarter of fiscal 2007.

Results of operations for the Company’s European operations for the three months ended July 31, 2006 were translated at an average euro exchange rate of 1.26 versus 1.25 for the same period last year.

Therefore, the change in the exchange rate had a minimal effect on reported sales or expenses compared to the prior year.

Management Information Systems-Update

We are in the process of replacing all of our various business information systems worldwide with the SAP Enterprise Resource Planning (ERP) system. This global system is a single instance of software, with Samsonite standardized templates, hosted by SAP in Germany.  When fully implemented, the standardized templates will help the Company assure data integrity and consistency of information collected from all entities and enhance regulatory compliance.  The pilot implementation began in June 2006 with our Canadian operations. The U.S. implementation originally planned for the third quarter of calendar 2006 is now planned for the first quarter of calendar year 2007 and the European implementation planned for the fourth quarter of calendar 2006 is now scheduled for the second quarter of calendar year 2007.  The original implementation dates were extended due to system changes made based on experience from the Canadian implementation and to avoid interference with the Company’s high-volume fall shipping months.   We now intend to have Phase I implementation complete on a worldwide basis by the end of calendar 2008. Our Phase II implementation will utilize SAP’s Retail solution and other system enhancements. We expect Phase II implementation to be completed in the second quarter of calendar year 2008.

Results of Operations

For purposes of this management’s discussion and analysis of operations, we are analyzing our net sales and operations as follows: (i) “Europe” operations, which include our European sales, manufacturing and distribution, wholesale and retail operations; (ii) “North America” operations, which include U.S. Wholesale, U.S. Retail and Canada; (iii) “Latin America”, which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia” operations, which include the sales, manufacturing and distribution operations in India, Hong Kong, China, Singapore, South Korea, Japan, Taiwan, and Malaysia; and (v) Other Operations, which includes certain licensing activities and Corporate headquarter expenses.

Three Months Ended July 31, 2006 (“second quarter of fiscal 2007” or “current year”) Compared to Three Months Ended July 31, 2005 (“second quarter of fiscal 2006” or “prior year”)

Sales.  The following is a summary of the Company’s revenues by geographic area:

	Three months ended July 31,
	2006	2005
	(in millions)
Europe	$107.1	102.0
North America	92.6	91.7
Asia	42.0	29.4
Latin America	12.1	10.8
Other Operations	3.7	2.6

Total Revenue	$257.5	236.5

Consolidated net sales increased to $257.5 million in the second quarter of fiscal 2007 from $236.5 million in the second quarter of fiscal 2006, an increase of $21.0 million, or approximately 8.9%.

Sales from European operations increased to $107.1 million in the second quarter of fiscal 2007 from $102.0 million in the second quarter of fiscal 2006, an increase of $5.1 million, or 5.0%.  Expressed in the local European functional currency (euros), fiscal 2007 sales for the quarter increased by 4.1%, or the U.S. constant dollar equivalent of $4.2 million, compared to the second quarter of fiscal 2006.  The increase in sales for the quarter was primarily attributable to the increase in sales of American Tourister and Samsonite Black Label branded products which increased by $5.6 million and $1.8 million, respectively.  Saturn-branded products declined by approximately $1.5 million during the quarter as this product is being phased out.  The Company believes that increased advertising and marketing expenditures over the last several quarters was a key factor in stimulating the increase in sales.

Sales from North America operations increased to $92.6 million in the second quarter of fiscal 2007 from $91.7 million in the second quarter of fiscal 2006, an increase of $0.9 million, or 1.0%.  U.S. Wholesale sales for the second quarter increased to $57.0 million from $56.0 million, or 1.8% from the prior year; U.S. Retail sales decreased to $30.8 million from $31.9 million in the prior year, or 3.5%; and Canadian sales increased to $4.8 million from $3.8 million, or 26.3% from the prior year.  U.S. Wholesale sales increased in the department store, specialty store, discounters, exclusive label and mass merchant channels, and declined in the warehouse club, office superstore and OEM channels. U.S. Retail same-store sales decreased by 1.2% and there were 190 stores open at July 31, 2006 compared to 183 at July 31, 2005.  The Company believes that sales from the Company’s retail stores (which are comprised primarily of factory outlet stores) continue to be hurt by high gas prices, which are discouraging shoppers from traveling to factory outlet malls.  Comparable store sales increase is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year.  Stores must be open for 13 months before they are included in the calculation.  Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales.  When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $42.0 million in the second quarter of fiscal 2007 from $29.4 million in the second quarter of fiscal 2006, an increase of $12.6 million, or 42.9%.  Sales in all countries in the Asian operations region posted gains during the second quarter.  The increase in sales is primarily driven by increased travel and geographic expansion in this region.  Sales of Lacoste brand products contributed $5.0 million to the increase in Asian sales.  Sales in Japan were $2.4 million compared to $0.3 million in the prior year, and sales increased in China and Korea by $2.8 million and $1.7 million, respectively.

Sales from Latin American operations increased to $12.1 million in the second quarter of fiscal 2007 from $10.8 million in the second quarter of fiscal 2006, an increase of $1.3 million, or 12.0%.  Increased sales of Lacoste branded products contributed to increased sales in Latin America.  Mexican sales accounted for $0.7 million of the increase primarily due to expanded shelf space in department stores.

Licensing revenues increased to $3.7 million in the second quarter of fiscal 2007 from $2.6 million in the second quarter of fiscal 2006, an increase of $1.1 million primarily due to a nonrecurring payment of $0.6 million from one of our clothing licensees.

Gross profit.  The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer, and procurement costs, manufacturing overhead.  The Company includes the following types of costs in SG&A: warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products.  Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in Selling, General and Administrative expense (“SG&A”) in cost of goods sold.  Warehousing costs and freight-out expenses were approximately $18.1 million and $17.0 million for the quarters ending July 31, 2006 and 2005, respectively.

Consolidated gross margin increased by 1.4 percentage points, to 50.2% in the second quarter fiscal 2007 from 48.8% in the second quarter of fiscal 2006.

Gross margins for European operations increased 1.7 percentage points to 49.8% in the second quarter of fiscal 2007 from 48.1% in the prior year period due to price increases in the first quarter of fiscal 2007, lower fixed manufacturing costs from prior year operational restructurings, and a sales mix of higher margin products than in the prior year.

Gross margin percentage for North American operations decreased 0.4 percentage points to 43.2% in the second quarter of fiscal 2007 from 43.6% in the prior year period.  U.S. Wholesale gross margin percentage decreased to 32.2% in the current year from 33.6% in the prior year due to increased sales of lower margin products including excess and obsolete inventory.  U.S. Retail gross profit margins increased to 63.3% in the second quarter of fiscal 2007 from 60.4% in the second quarter of fiscal 2006 primarily as a result of price increases and a sales mix of products with higher margins.

Gross margins for Asian operations increased 0.7 percentage points to 62.2% in the second quarter of fiscal 2007 from 61.5% in the prior year period primarily due to higher margins in Japan as well as higher margins in Korea and China as a result of retail expansion and distribution in higher margin channels.

Gross margins for Latin American operations increased 1.4 percentage points to 54.4% in the second quarter of fiscal 2007 from 53.0% in the prior year period primarily due to direct product cost improvement and sales price increases.

Selling, general and administrative expenses (“SG&A”).  Consolidated SG&A increased to $113.4 million in the second quarter of fiscal 2007 from $97.3 million in the second quarter of fiscal 2006, an increase of $16.1 million, or 16.5%.  The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold.  As a percent of sales, consolidated SG&A increased to 44.0% in the second quarter of fiscal 2007 from 41.1% in fiscal 2006.  Consolidated advertising and promotional expenses decreased slightly to $18.2 million (7.1% of sales) in the second quarter of fiscal 2007 from $18.6 million in fiscal 2006 (7.9% of sales).

SG&A for European operations increased to $39.3 million in the second quarter of fiscal 2007 compared to $37.2 million in the second quarter of fiscal 2006, an increase of $2.1 million.  The increase is due to increased variable selling expense, increased staff in marketing and the sales organization and an increase in the number of retail stores open.  These increases were offset by lower advertising expense for the quarter compared to the prior year.

SG&A for North American operations increased to $34.3 million in the second quarter of fiscal 2007 compared to $32.4 million in the second quarter of fiscal 2006, an increase of $1.9 million compared to the prior year.  North American SG&A increased primarily due to higher administrative expenses of $1.3 million, increased selling and marketing expense of $0.4 million and a $0.2 million increase in advertising and promotion expense.

SG&A for Asia increased to $18.1 million in the second quarter of fiscal 2007 compared to $14.4 million in the second quarter of fiscal 2006, an increase of $3.7 million.  The increase in Asian SG&A expense is primarily due to higher variable selling expenses for shop-in-shop operations of $2.5 million and increased advertising and promotional expense of $1.2 million.

SG&A for Latin America increased to $4.5 million in the second quarter of fiscal 2007 compared to $4.1 million in the second quarter of fiscal 2006, an increase of $0.4 million due to increased variable selling expenses because of higher sales levels.

Corporate SG&A expense increased to $16.9 million in the second quarter of fiscal 2007 compared to $9.2 million in fiscal 2006, an increase of $7.7 million primarily due to a $4.9 million write-off of deferred stock offering costs related to a postponed secondary offering, an increase in ERP system implementation costs of $0.6 million, a $2.2 million increase in sales, marketing and other expenses from the opening of the executive office in London.  Because the secondary stock offering was postponed and not reactivated within a 90-day period, these costs are required by the Securities and Exchange Commission to be charged to expense.

Provision for restructuring operations.  The Company recorded restructuring charges totaling $2.8 million during the second quarter of fiscal 2007, primarily in the European segment, including $1.0 million of restructuring related expenses that are included in cost of sales. On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed by approximately June 30, 2006. The closure is a result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers. The Company recorded a provision for restructuring operations of $1.3 million for employee severance costs with respect to approximately 360 employees.  The Company also incurred $1.0 million of restructuring related expenses (inventory writedowns, consulting expenses, and other)  that are included in cost of sales.

On June 6, 2006 the Company announced that it will close its Denver, Colorado facilities and that it will consolidate its corporate functions in its Mansfield, Massachusetts office and relocate distribution functions to the southeast region of the United States.  The Company expects the consolidation and relocation to be completed by December 31, 2007. Related to this action, the Company expects to incur severance and retention costs related to approximately 210 employees of approximately $3.7 million, which will be accrued monthly over the expected period employees must remain employed to receive severance and retention benefits until December 31, 2007.  During the three months ended July 31, 2006, severance and retention benefits of $0.5 million were accrued. The Company also expects that it will incur approximately $3.0 million of costs for new employee training, employee relocation and recruiting and expenses of moving  inventory and distribution systems.  These costs will be expensed as incurred.

Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs in the second quarter of fiscal 2007 were $7.2 million, $0.6 million lower than the prior year period due to lower debt levels.

Other Income (Expense) - Net.  This item represents net income of $0.4 million in the second quarter of fiscal 2007 compared to net expense of $4.6 million in the prior year period, a net increase in other income of $5.0 million.  The increase in other income in the second quarter of fiscal 2007 is primarily due to the gain on sale of fixed assets of $2.8 million as a result of the sale of the Company’s Canadian real estate and $2.6 million of due diligence charges associated with a potential acquisition that was abandoned in the prior year that did not recur in fiscal 2007. The Company’s Canadian real estate consisted of warehouse and office facilities which were only partially used by the Company.  The remaining parts of the facility were leased to third parties. In the second quarter of fiscal 2007, the Company sold the facility and leased back part of the facility for its continued use. The Company recognized gain on the sale to the extent the proceeds exceeded the present value of the future rent obligations on the portion of the facility that was leased back.

Income tax expense.  Income tax expense increased to $7.7 million in the second quarter of fiscal 2007 from $2.9 million in the second quarter of fiscal 2006.  The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends.  This item represents the accrual of dividends on the outstanding 8% convertible preferred stock issued in the 2003 recapitalization.  Dividends have accrued on the preferred stock since July 31, 2003 and compound quarterly.  The increase of $0.3 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 is due to the compounding effect of accrued dividends.

Net income (loss) to common stockholders.  The net loss to common stockholders was $6.0 million in the second quarter of fiscal 2007 compared to a net loss of $1.3 million in the second quarter of fiscal 2006; the net loss per common share - basic and diluted was $0.03 in the second quarter of fiscal year 2007 compared to net loss per common share of $0.01 in the second quarter of fiscal year 2006.  The weighted average number of shares of common stock outstanding used to compute basic and diluted income (loss) per share in fiscal years 2007 and 2006 was 227,174,626 and 226,600,411, respectively.  The Company had 227,174,626 shares of common stock outstanding as of July 31, 2006.

Six Months Ended July 31, 2006 (“fiscal 2007” or “current year”) Compared to Six Months Ended July 31, 2005 (“fiscal 2006” or “prior year”)

Sales. The following is a summary of the Company’s revenues by geographic area:

	Six months ended July 31,
	2006	2005
	(in millions)
Europe	$210.0	207.1
North America	177.9	173.8
Asia	81.3	59.0
Latin America	22.7	19.9
Other Operations	6.6	9.1

Total Revenue	$498.5	468.9

Consolidated net sales increased to $498.5 million in fiscal 2007 from $468.9 million in fiscal 2006, an increase of $29.6 million, or approximately 6.3%. Fiscal 2007 sales were unfavorably impacted by $9.1 million due to the increase in the value of the U.S. dollar compared to the euro. The average euro translation rate for the six months ended July 31, 2006 was 1.23 compared to 1.29 for the six months ended July 31, 2005. Without the effect of the weaker euro currency, fiscal 2007 sales would have increased by $38.7 million or 8.2% compared to fiscal 2006. Prior year revenues include $3.2 million from the sale of certain apparel trademark rights.

Sales from European operations increased to $210.0 million in fiscal 2007 from $207.1 million in fiscal 2006, an increase of $2.9 million, or 1.4%. Expressed in the local European functional currency (euros), fiscal 2007 sales increased by 5.8%, or the U.S. constant dollar equivalent of $12.0 million, compared to fiscal 2006. The Black Label, Lacoste and American Tourister branded products sales increased by the constant dollar equivalent of $2.1 million, $5.3 million and $10.5 million, respectively, during fiscal 2007 compared to the prior year while sales of Saturn products declined by $3.6 million.  The Company believes that increased advertising and marketing expenditures during the past several quarters helped to stimulate sales.

Sales from North America operations increased to $177.9 million in fiscal 2007 from $173.8 million in fiscal 2006, an increase of $4.1 million, or 2.4%. U.S. Wholesale sales for fiscal 2007 increased to $111.6 million in fiscal 2007 from $106.4 million in fiscal 2006, an increase of $5.2 million, or 4.9% from the prior year; U.S. Retail sales decreased to $57.6 million from $58.7 million, a decrease of $1.1 million, or 1.9%; Canadian sales were constant at $8.7 million. U.S. Wholesale sales increased primarily in the department store, specialty store, warehouse club and discount channels, while they decreased in the OEM, exclusive label and office superstore channels. U.S. Retail same-store sales decreased by 0.9%; there were 190 stores open at July 31, 2006 compared to 183 at July 31, 2005.  Comparable store sales decrease is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year.  Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $81.3 million in fiscal 2007 from $59.0 million in fiscal 2006, an increase of $22.3 million, or 37.8%. The sales increase is primarily a result of strong economic conditions in the Asian market, particularly in China and Korea. Sales of Lacoste brand products also contributed to the increase in Asian sales. Sales in Japan were $4.8 million compared to $0.3 million in the prior year.

Sales from Latin American operations increased to $22.7 million in fiscal 2007 from $19.9 million in fiscal 2006, an increase of $2.8 million, or 14.1%.  Sales of Lacoste branded products also contributed to increased sales in Latin America.  Mexican sales accounted for $1.4 million of the increase primarily due to expanded shelf space in department stores.

Licensing revenues decreased to $6.6 million in fiscal 2007 from $9.1 million in 2006, a decrease of $2.5 million, primarily due to revenues in the prior year of $3.2 million from the one time sale of certain apparel tradename rights which did not recur in the current year.

Gross profit. The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in selling, general and administrative expenses (“SG&A”): warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold. Warehousing costs and freight-out expenses were approximately $32.6 million and $29.9 million for the six months ended July 31, 2006 and 2005, respectively.

Consolidated gross margin percentage in fiscal 2007 increased by 2.4 percentage points to 50.7% in fiscal 2007 from 48.3% in the prior year.

Gross margin percentage for European operations increased 2.7 percentage points to 50.0% in fiscal 2007 from 47.3% in the prior year due to price increases in the first quarter of fiscal 2007, lower fixed manufacturing costs from prior year operational restructurings, and a better sales mix than in the prior year.

Gross margin percentage for North American operations increased 1.3 percentage points to 43.9% in fiscal 2007 from 42.6% in the prior year. The increase in U.S. Wholesale gross margin percentage to 33.8% in fiscal 2007 from 32.8% in the prior year is primarily due to the improved sales of higher margin product in department and specialty stores. U.S. Retail gross profit margins increased compared to the prior year to 63.2% in fiscal 2007 from 59.8% in fiscal 2006 primarily as a result of a sales mix of products with higher margins.

Gross margin percentage for Asian operations increased 4.3 percentage points to 63.7% in fiscal 2007 from 59.4% in the prior year primarily due to higher margins in Japan as well as higher margins in Korea and China as a result of price increases.

Gross margin percentage for Latin American operations increased 1.4 percentage points to 53.9% in fiscal 2007 from 52.5% in the prior year primarily due to direct product cost improvement and sales price increases.

Selling, general and administrative expenses (“SG&A”).  Consolidated SG&A increased to $215.7 million in fiscal 2007 from $186.0 million in fiscal 2006, an increase of $29.6 million, or 15.9%.  The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold. As a percent of sales, consolidated SG&A increased to 43.3% in fiscal 2007 from 39.7% in fiscal 2006.  Consolidated advertising and promotional expenses increased to $35.9 million (7.2% of sales) in fiscal 2007 from $32.9 million in fiscal 2006 (7.0% of sales).

SG&A for European operations increased to $77.4 million in fiscal 2007 compared to $71.3 million in fiscal 2006, an increase of $6.1 million compared to the prior year. Without the exchange rate effect, European SG&A expense increased by $9.0 million. The increase is primarily due to an increase in selling expense as a result of higher sales in new distribution channels and new product categories and an increase in the sales force expense. Fiscal 2006 SG&A includes a credit for the recovery of $1.2 million as compensation for a claim.

SG&A for North American operations increased to $67.6 million in fiscal 2007 compared to $62.3 million in fiscal 2006, an increase of $5.3 million compared to the prior year. North American SG&A primarily increased because of a $2.0 million increase in advertising and promotion expense. The remaining expense of $3.3 million was mainly a result of increases in administrative expense of $1.5 million, and increases in variable selling expenses and various other expense categories. U.S. Wholesale SG&A expense increased by $4.0 million, U.S. Retail SG&A expense increased by $0.8 million, and Canada SG&A expense increased by $0.4 million for fiscal 2007 compared to the prior year period.

SG&A for Asian operations increased to $35.1 million in fiscal 2007 compared to $26.2 million in fiscal 2006, an increase of $8.9 million. The increase in Asian SG&A expense is primarily due to higher variable selling expenses for freight and commissions due on shop-in-shop sales. Advertising and promotional expense increased by $1.9 million and SG&A for Japanese operations increased by $0.4 million.

SG&A for Latin American operations increased to $8.8 million in fiscal 2007 compared to $7.6 million in fiscal 2006, an increase of $1.2 million due to higher variable selling expenses and advertising spending in previous quarters.

Corporate SG&A expense increased to $26.4 million in fiscal 2007 compared to $18.2 million in fiscal 2006, an increase of $8.2 million primarily due to an increase in ERP system implementation costs of $2.0 million and due to the write off of deferred stock offering cost of $4.9 million related to a postponed secondary offering.  The remainder of the increase is primarily due to increased overhead for the opening of the executive office in London.

Provision for restructuring operations.  The Company recorded restructuring charges totaling $2.8 million during the first six months of fiscal 2007, primarily in the European segment, including $1.0 million of restructuring related expenses that are included in cost of goods sold.  On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed by approximately June 30, 2006.  The closure is a result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers. The Company recorded a provision for restructuring operations of $1.3 million for employee severance costs with respect to approximately 360 employees.  The Company also incurred $1.0 million of restructuring related expenses (inventory writedowns, consulting expenses, and other)  that are included in cost of goods sold.

On June 6, 2006 the Company announced that it will close its Denver, Colorado facilities and that it will consolidate its corporate functions in its Mansfield, Massachusetts office and relocate distribution functions to the southeast region of the United States.  The Company expects the consolidation and relocation to be completed by December 31, 2007. Related to this action, the Company expects to incur severance and retention costs related to approximately 210 employees of approximately $3.7 million which will be accrued monthly over the expected period employees must remain employed to receive severance and retention benefits until December 31, 2007.  During the three months ended July 31, 2006 severance and retention benefits of $0.5 million were accrued.  The Company also expects that it will incur approximately $3.0 million of costs for new employee training, employee relocation and recruiting and expenses of moving inventory and distribution systems.  These costs will be expensed as incurred.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs in fiscal 2007 were $14.3 million or $1.3 million lower than the prior year level due to lower debt levels.

Other Income (Expense) - Net.  This item represents net expense of $0.7 million in the current year compared to net expense of $6.0 million in the prior year, a net decrease of $5.3 million.  This is primarily due to the gain on the sale of the Canadian facility of $2.8 million and $2.6 million of due diligence charges associated with a potential acquisition that was abandoned in the prior year that did not recur in fiscal 2007.

Income tax expense.  Income tax expense increased to $13.8 million in fiscal 2007 from $7.3 million in fiscal 2006. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends. This item represents the accrual of dividends on the outstanding 8% convertible preferred stock issued in the 2003 recapitalization. Dividends have accrued on the preferred stock since July 31, 2003 and compound quarterly. The increase of $0.6 million in fiscal 2007 compared to fiscal 2006 is due to the compounding effect of accrued dividends.

Net income (loss) to common stockholders before cumulative effect of an accounting change.  Net loss to common stockholders before cumulative effect of an accounting change was $6.4 million in fiscal 2007 compared to net income of $2.6 million in fiscal 2006; the net loss per common share was $0.02 in fiscal 2007 compared to net income per common share of $0.01 in fiscal 2006. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal 2007 and 2006 was 227,167,499 and 226,036,392, respectively. The weighted average number of shares of common stock outstanding used to compute the diluted income (loss) per share amounts in fiscal 2007 and 2006 was 227,167,499 and 242,331,197, respectively.

Liquidity and Capital Resources

At July 31, 2006, the Company had cash of $75.9 million and working capital of $173.5 million.  The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flows from operations and cash availability under its senior credit facility.  During the six months ended July 31, 2006, the Company’s cash flow from operations was $13.9 million compared to $38.5 million during the six months ended July 31, 2005.  During the second quarter of fiscal 2007, the Company’s cash flow from operations together with amounts available under its credit facilities were sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, the retirement of $10.0 million of senior subordinated notes, the expenditure of $7.2 million on business acquisition activities and capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and €22.0 million ($28.1 million at July 31, 2006) for its European subsidiary.  The borrowing base under the U.S. facility is generally calculated as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for real estate or intangible assets and decreased by certain other obligations.  The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization.  At July 31, 2006, these borrowing base calculations resulted in $35.0 million available for borrowing in the U.S. and €22.0 million available for borrowing by the European subsidiary.  At July 31, 2006, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $30.4 million.  At July 31, 2006, no amounts were outstanding under the European portion of the facility.

The Company incurred capital expenditures of $11.1 million during the six months ended July 31, 2006 compared to $9.1 million during the six months ended July 31, 2005.  Capital expenditures in fiscal 2007 included $3.0 million related to the new ERP system and other information technology projects, retail expansion expenditures of $2.2 million, and various expenditures related to the manufacture of new products and facilities improvements of $5.9 million.

The Company’s long-term debt structure includes $165.0 million of 8 7/8% senior subordinated notes which are due in 2011 and €100 million ($127.7 million at July 31, 2006) of euro-denominated floating rate notes which are due in 2010.  The euro-denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly.  At July 31, 2006, the rate was 7.3%.

The Company’s results of operations and cash flows are particularly sensitive to any events which affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats, or any other event which reduces or restricts travel.  Any such event that would have the effect of depressing results of operations or cash flows could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of July 31, 2006 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental, which have not changed significantly since January 31, 2006.  The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary.  From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments.  No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations.  The Company has also designated the principal balance of €100 million ($127.7 million as of July 31, 2006) floating rate senior notes as a hedge of the foreign currency exposure related to the investment in its European operations.  Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

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

By their nature, all forward-looking statements involve risks and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to the risk factors set forth in Part 2, Item 1A. Risk Factors.

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

At July 31, 2006, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $61.7 million compared to approximately $34.2 million at January 31, 2006.  Contracts outstanding at July 31, 2006 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income (loss) for the six months ended July 31, 2006 would be approximately $7.3 million, before the effect of income taxes.  Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2006.  The Company’s outstanding publicly traded 8 7/8% senior subordinated notes have a face amount of $165.0 million.  At January 31, 2006, the quoted market price of these notes was $105.75 per $100.00 of principal; at July 31, 2006, the quoted market price of these notes was $103.75 per $100.00 of principal.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  Based on that evaluation, management concluded that as of July 31, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes.  During the period subsequent to January 31, 2006 and prior to May 14, 2006, when the Company filed its Annual Report on Form 10-K, the Company concluded that the historical calculations of its deferred tax asset valuation allowances were not correct.  This resulted in the Company restating its fiscal 2005 and 2004 consolidated financial statements.  As described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 31, 2006, the effect of the restatement was to increase the deferred tax asset valuation allowance at January 31, 2003 by $5.75 million.  To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has engaged an independent registered public accounting firm (other than its auditors, KPMG LLP) to perform an analysis of its internal controls over accounting for and disclosure of income taxes.  This firm has made various recommendations to the Company and the Company has begun implementation of such recommendations.

Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of July 31, 2006 and January 31, 2006 and the results of operations for the three and six months ended July 31, 2006 and 2005 and cash flows for the six months ended July 31, 2006 and 2005.

Except for the implementation of changes to improve internal controls over accounting for and disclosure of income taxes, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s first two fiscal quarters of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings and claims in the ordinary course of its business.  The Company believes that the outcome of these matters will not have a material adverse affect on its consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have relocated certain of our management functions to the United Kingdom. Such relocation, if not structured in an appropriate manner, could lead to material adverse tax consequences for the group.

We have relocated a number of our executive officers and other senior management, together with certain of our management functions, to the United Kingdom.  We are seeking to reorganize ourselves in a manner that will not cause us to become tax resident in the United Kingdom or to have a permanent establishment there for U.K. tax purposes.  We have commenced discussions with the U.K. tax authorities on the appropriateness of our conclusions in this regard.  While we believe that we are structuring our management functions in a way that achieves our objectives, there can be no assurance that we will succeed in doing so, or that the U.K. tax authorities will agree with our approach.  Should we not succeed in structuring our affairs so as not to become tax resident in the United Kingdom and so as not to have a permanent establishment there, or should the U.K. tax authorities disagree with our approach, it is our intention to seek alternative solutions in relation to the location and structure of our management functions.  The inability to implement this transition without becoming resident or having a permanent establishment in the United Kingdom could have material adverse tax consequences for us.

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

Date: September 14, 2006

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

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.