Form 10-Q
period 2006-10-31
SAMSONITE CORP/FL
filed 2006-12-15
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 227,174,626 shares of common stock, par value $0.01 per share, as of December 13, 2006.

FORM 10-Q

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” in Part I Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of October 31, 2006 and January 31, 2006
(In thousands, except share and per share amounts)

	October 31, 2006	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$71,531	85,448
Trade receivables, net of allowances for doubtful accounts of $7,815 and $7,213	145,633	113,528
Other receivables	3,345	2,056
Inventories (Note 3)	176,646	133,683
Deferred income tax assets	9,642	8,652
Assets held for sale (Note 4)	2,224	1,515
Prepaid expenses and other current assets	33,679	28,212

Total current assets	442,700	373,094

Property, plant and equipment, net (Note 5)	93,548	89,100
Intangible assets, less accumulated amortization of $39,294 and $38,389 (Note 6)	103,819	91,658
Other assets and long-term receivables	12,935	13,399

	$653,002	567,251
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 8)	$11,488	9,396
Current installments of long-term obligations (Note 8)	296	1,048
Accounts payable	137,323	101,893
Accrued interest	7,866	4,055
Accrued compensation and employee benefits	24,915	25,539
Accrued income taxes	17,594	10,192
Other accrued expenses	60,362	43,641
Total current liabilities	259,844	195,764
Long-term obligations, less current installments (Note 8)	294,789	296,784
Deferred income tax liabilities	23,507	22,897
Other non-current liabilities	90,143	86,962
Total liabilities	668,283	602,407

Minority interests in consolidated subsidiaries	20,091	16,057
Stockholders’ equity (deficit) (Note 10):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 159,082 convertible shares issued and outstanding)	205,854	193,981
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 227,174,626 and 227,159,626 at October 31, 2006 and January 31, 2006, respectively, shares issued and outstanding)	2,272	2,272
Additional paid-in capital	357,964	354,760
Accumulated deficit	(539,617)	(539,420)
Accumulated other comprehensive loss	(61,845)	(62,806)

Total stockholders’ deficit	(35,372)	(51,213)

Commitments and contingencies (Notes 1, 2, 8, 10, 11, 13 and 14)
	$653,002	567,251

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended October 31, 2006 and 2005
(In thousands, except per share data)

	Three Months Ended October 31,
	2006	2005

Net sales	$285,898	248,686
Cost of goods sold	141,044	128,072
Gross profit	144,854	120,614
Selling, general and administrative expenses	117,948	97,996
Amortization of intangible assets	338	275
Asset impairment charge (Note 2)	—	5,450
Provision for restructuring operations (Note 2)	918	9,974

Operating income	25,650	6,919
Other income (expense):
Interest income	432	593
Interest expense and amortization of debt issue costs and premium	(7,282)	(7,530)
Other income (expense) —net (Note 9)	(316)	(2,330)

Income (loss) before income taxes and minority interests	18,484	(2,348)
Income tax benefit (expense)	(7,203)	379
Minority interests in earnings of subsidiaries	(2,424)	(1,072)

Net income (loss)	8,857	(3,041)
Preferred stock dividends	(4,036)	(3,572)

Net income (loss) to common stockholders	$4,821	(6,613)

Weighted average common shares outstanding — basic	227,175	227,099

Weighted average common shares outstanding – diluted	729,285	227,099

Net income (loss) per common share — basic	$0.02	(0.03)

Net income (loss) per common share — diluted	$0.01	(0.03)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the nine months ended October 31, 2006 and 2005
(In thousands, except per share data)

	Nine Months Ended October 31,
	2006	2005

Net sales	$784,380	717,584
Cost of goods sold	387,003	370,426
Gross profit	397,377	347,158
Selling, general and administrative expenses	333,635	284,044
Amortization of intangible assets	735	571
Asset impairment charge (Note 2)	1,623	5,450
Provision for restructuring operations (Note 2)	2,673	9,974

Operating income	58,711	47,119
Other income (expense):
Interest income	1,704	1,439
Interest expense and amortization of debt issue costs and premium	(21,555)	(23,142)
Other income (expense) —net (Note 9)	(1,005)	(8,280)

Income before income taxes and minority interests	37,855	17,136
Income tax expense	(20,959)	(6,946)
Minority interests in earnings of subsidiaries	(6,611)	(3,405)

Income before cumulative effect of an accounting change	10,285	6,785
Preferred stock dividends	(11,873)	(10,841)

Loss to common stockholders before cumulative effect of an accounting change	(1,588)	(4,056)
Cumulative effect of an accounting change (Note 10)	1,391	—
Net loss to common stockholders	$(197)	(4,056)

Weighted average common shares outstanding — basic and diluted	227,170	226,394

Income (loss) per common share — basic and diluted:
Loss per common share before cumulative effect of an accounting change	$(0.01)	(0.02)
Cumulative effect of an accounting change (Note 10)	0.01	—
Net loss per common share	$— *	(0.02)

See accompanying notes to consolidated financial statements

*Less than $0.01 per share.

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss) for the nine months ended October 31, 2006
(In thousands, except share amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
Balance, February 1, 2006	$193,981	2,272	354,760	(539,420)	(62,806)
Income before cumulative effect of an accounting change	—	—	—	10,285	—	10,285
Cumulative effect of change in accounting principle (Note 10)	—	—	—	1,391	—	1,391
Unrealized gain on cash flow hedges (net of income tax effect of $212)	—	—	—	—	558	558
Reclassification of income on cash flow hedges to net income (net of income tax effect of $387)	—	—	—	—	(743)	(743)
Foreign currency translation adjustment	—	—	—	—	1,146	1,146
Comprehensive income						12,637
Stock compensation expense	—	—	3,194	—	—
Stock options for 15,000 shares exercised	—	—	10	—	—
Preferred stock dividends	11,873	—	—	(11,873)	—

Balance, October 31, 2006	$205,854	2,272	357,964	(539,617)	(61,845)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the nine months ended October 31, 2006 and 2005
(In thousands)

	Nine Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Income before cumulative effect of an accounting change	$10,285	6,160
Adjustments to reconcile income before cumulative effect of an accounting change to net cash provided by (used in) operating activities:
Loss on disposition of assets held for sale and fixed assets, net	(2,639)	(42)
Depreciation and amortization of property, plant and equipment	14,017	13,040
Amortization of intangible assets	735	571
Amortization and write-off of debt issue costs and premium	1,958	2,430
Provision for doubtful accounts	330	1,599
Asset impairment charge	1,623	5,450
Pension and other post retirement benefit plan expense	3,896	4,918
Provision for restructuring operations	2,673	9,974
Stock compensation expense	4,494	4,603
Changes in operating assets and liabilities:
Trade and other receivables	(28,632)	(18,464)
Inventories	(34,873)	4,547
Prepaid expenses and other current assets	(5,667)	(5,255)
Accounts payable and accrued liabilities	46,203	34,958
Other - net	919	(175)

Net cash provided by operating activities	15,322	64,314

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(18,750)	(15,792)
Proceeds from sale of property and equipment and other assets	6,664	13,494
Acquisition of businesses, net of cash acquired	(6,014)	—
Other, net	(1,878)	(191)

Net cash used in investing activities	(19,978)	(2,489)

Cash flows provided by (used in) financing activities:
Proceeds from (payments of) short-term debt – net	40	(5,075)
Borrowings of long-term obligations	545	1,240
Payments of long-term obligations	(11,683)	(30,530)
Other, net	2,781	2,464

Net cash used in financing activities	(8,317)	(31,901)

Effect of exchange rate changes on cash and cash equivalents	(944)	591

Net increase (decrease) in cash and cash equivalents	(13,917)	30,515
Cash and cash equivalents, beginning of period	85,448	56,378

Cash and cash equivalents, end of period	$71,531	86,893

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,972	17,808

Cash paid during the period for income taxes	$15,407	10,080

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

B.                                    Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X.  The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company as of October 31, 2006 and 2005 and results of operations for the three and nine month periods ended October 31, 2006 and 2005.  These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

The Company’s foreign subsidiaries have fiscal year ends of December 31; therefore, at October 31, 2006 their results through September 30, 2006 are included herein.

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

Basic net income (loss) per common share for the three months ended October 31, 2006 and 2005 and for the nine months ended October 31, 2006 and 2005 are computed based on a weighted average number of shares of common stock outstanding during the period of 227,174,626; 227,098,842; 227,169,736 and 226,394,433, respectively.  Earnings per share assuming dilution of $0.01 for the three months ended October 31, 2006 is computed based on diluted common shares of 729,285,317.

Common stock equivalents for the nine months ended October 31, 2006, were antidilutive and include options to purchase 71,085,278 shares of common stock, warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share, warrants to purchase 15,515,892 shares of common stock at $0.75 per share, and preferred stock convertible into 490,130,924 common shares.

E.                                      Royalty Revenues

The Company licenses its brand names to certain unrelated third parties.  Net sales include royalties earned of $3,328 and $3,392 for the three months ended October 31, 2006 and 2005, respectively, and $10,032 and $12,752 for the nine months ended October 31, 2006 and 2005, respectively.  Royalties earned during the nine months ended October 31, 2005 include $3,223 from the sale of certain apparel trademark rights.

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

Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur.  Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings.  Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged.  At October 31, 2006, cash flow hedges for forecasted foreign currency transactions extend through August 2007.  The estimated amount of net losses from foreign currency hedges expected to be reclassified into earnings within the next twelve months is $337.  The amount ultimately reclassified into earnings will be dependent on the effect of changes in currency exchange rates as derivative agreements mature.

G.                                    Preferred Stock

The Company’s outstanding preferred stock is convertible into the Company’s common stock at any time at the option of the holder at a price of $0.42 per common share.  The preferred stock has a dividend rate of 8%.  At October 31, 2006, the preferred stock had a liquidation preference of $205,854 including $46,772 of cumulative dividends that have accrued but have not been paid.

H.                                    Stock Offering Costs

During the nine months ended October 31, 2006, the Company charged deferred stock offering costs to selling, general and administrative expense of $6,158 related to a postponed secondary offering.  Because the secondary offering was postponed and not reactivated within a 90-day period, these costs are required by the Securities and Exchange Commission to be charged to expense.

2.                                      Asset Impairment Charge and Provision for Restructuring Operations

On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed.  The closure on June 30, 2006 was the result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers.  During the nine months ended October 31, 2006, the Company recorded an impairment charge of $1,623 in connection with the real estate and equipment associated with this plant based on the estimated fair value of the assets.  The Company reported in its Quarterly Report on Form 10-Q for the three months ended April 30, 2006, filed on June 14, 2006, that it expected to incur total restructuring charges of approximately $3,200 to $3,800 primarily for employee termination charges for approximately 360 employees and other costs to close the facility.  The Company has since revised its estimate of total restructuring costs related to the Slovakian plant closure to approximately $2,300 as a result of final severance costs being less than expected.  Of that amount, $1,000 has been incurred for inventory writedowns, consulting and other expenses that were charged to cost of sales during the nine months ended October 31, 2006 and a restructuring charge of $1,302 was recorded for estimated employee termination costs.  The restructuring had minimal impact on results of operations for the third quarter of fiscal 2007.

On June 6, 2006, the Company announced that it will close its Denver, Colorado facilities and that it would consolidate its corporate functions in the Mansfield, Massachusetts office and relocate distribution functions to the southeast region of the United States.  The Company expects the consolidation and relocation to be completed by April 30, 2008.  Related to this action, the Company expects to incur severance and retention costs related to approximately 210 employees of approximately $3,700, which will be accrued monthly (over the expected period employees must remain employed to receive severance and retention benefits) until December 31, 2007.  During the three and nine months ended October 31, 2006, service and retention benefits of $917 and  $1,371 were accrued, respectively.  The Company also expects that it will incur approximately $3,000 of costs for new employee training, employee relocation and recruiting and expenses of moving inventory and distribution systems.  These costs will be expensed as incurred.

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

On August 31, 2005, the Henin-Beaumont, France facility (the “H-B site”) was sold.  In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 18 to 24 months following the sale.  The Company made cash payments to the purchaser of $9,923 and has an additional payment obligation of $1,443 on August 31, 2007, all of which relates to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 202 employees at the H -B site.  A restructuring charge of $8,556 was recorded related to these payments, which represents the amount of the cash payment obligations less amounts previously accrued for pension and other benefit liabilities for the H-B site employees.  The Company estimates that the sale of the plant will result in the elimination of annual fixed manufacturing overhead of approximately $5,200, which includes $1,400 of depreciation expense.  The Company also incurred legal and consulting costs of approximately $1,171 related to the sale of the H-B site that are included in cost of sales for the three months ended October 31, 2005.  An asset impairment charge of $5,450 was also recorded upon the decision in the third quarter of fiscal 2006 to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold to the purchaser (see also Note 13.)

Also, during the third quarter of fiscal 2006, the Company relocated its softside development center from Torhout, Belgium to its Oudenaarde, Belgium facility and eliminated the remaining positions at its Tres Cantos, Spain manufacturing facility.  Each facility had been significantly downsized and restructured over the past several years.  A restructuring charge of $1,418 was recorded related to severance obligations for 18 employees terminated as a result of these actions, and the Company expects annual savings of manufacturing overhead of approximately $500.

The following is a summary of restructuring accruals by segment for the nine months ended October 31, 2006:

	Balance at January 31, 2006	Additions (Reversals)	Payments	Exchange Rate and Other	Balance at October 31, 2006
North America	$132	1,371	(29)	148	1,622
Europe	1,668	1,302	(1,077)	76	1,969
	$1,800	2,673	(1,106)	224	3,591

3.                                      Inventories

Inventories consisted of the following:

	October 31, 2006	January 31, 2006

Raw Materials	$11,326	12,494
Work in Process	2,684	2,877
Finished Goods	162,636	118,312

	$176,646	133,683

4.                                      Assets Held for Sale

Assets held for sale consisted of the following:

	October 31, 2006	January 31, 2006

Samorin, Slovakia (a)	$2,224	—
Stratford, Canada (b)	—	1,515

	$2,224	1,515

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

5.                                      Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	October 31, 2006	January 31, 2006

Land	$6,426	6,114
Buildings	54,741	56,963
Machinery, equipment and other	132,762	118,689
Computer software	22,327	19,910
	216,256	201,676

Less accumulated amortization and depreciation	(122,708)	(112,576)
	$93,548	89,100

6.                                      Intangible Assets

Intangible assets at October 31, 2006 and January 31, 2006 consisted of the following:

	October 31, 2006			January 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$7,762	(7,762)	—	7,762	(7,762)	—
Patents, trademarks and other	11,890	(5,578)	6,312	6,979	(4,756)	2,223
Unamortized prior service cost	1,609	—	1,609	1,609	—	1,609

	21,261	(13,340)	7,921	16,350	(12,518)	3,832
Intangibles not subject to amortization
Tradenames	106,998	(22,854)	84,144	106,998	(22,855)	84,143
Goodwill	7,240	(3,100)	4,140	6,699	(3,016)	3,683
Unallocated assets related to Australian acquisition	7,614	—	7,614	—	—	—
	121,852	(25,954)	95,898	113,697	(25,871)	87,826

Total	$143,113	(39,294)	103,819	130,047	(38,389)	91,658

As described in Note 7, the Company acquired $3,335 of trademark rights associated with the Lambertson Truex transaction and $7,658 of unallocated intangible assets associated with the acquisition of a majority interest in the Company’s Australian distributor.  The allocation of the Australian intangible assets is pending further valuation work on the assets related to the business combination.  Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets.  Amortization expense (not including impairment provisions) for intangible assets for the nine months ended October 31, 2006 and 2005 was $735 and $571, respectively.  Future amortization expense for the net carrying amount of intangible assets subject to amortization at October 31, 2006 is estimated to be $340 for the remainder of fiscal 2007, $1,187 in fiscal 2008, $1,160 in fiscal 2009, $517 in fiscal 2010 and $3,108 beyond fiscal 2010.

7.             Joint Venture Acquisitions

The Company acquired majority interests in three entities during the nine months ended October 31, 2006:  Lambertson Truex LLC (“LT”); Samsonite Australia PTY Limited (“SA”); and Samsonite (Thailand) Company Limited (“ST”).

On July 6, 2006, the Company acquired a 63% interest in a newly formed joint venture between the Company and Lambertson Truex, Inc., designers and distributors of high-end purses, shoes and other accessories.  The joint venture is expected to provide strategic growth opportunities and diversification of product categories into upscale women’s accessories.  Lambertson Truex, Inc. contributed its assets and liabilities to LT and the Company then purchased a 63% membership interest in LT for $2,000.  The Company accounted for the purchase as a business combination.  The Company also incurred $358 of costs related to the acquisition.  The total purchase price was allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the allocation of $3,335 to the Lambertson Truex trademark. The trademark value will be amortized on a straight-line basis over its estimated useful life of fifteen years.

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

On July 27, 2006, the Company acquired a 70% interest in SA, an Australian company which has been the Company’s long-time distributor of Samsonite products in Australia.  SA also distributes its own brand of luggage as well as certain other brands for which it holds licenses.  The acquisition is part of the Company’s geographical expansion strategy and will provide the Company with direct distribution into the large Australian market.  Subject to certain adjustments which may arise from a review of the financial statements of SA and SA obtaining consent to the Company’s investment in SA from licensors of other luggage brands sold by SA, the total purchase price will be approximately $8,900, of which approximately $7,757 has been paid at October 31, 2006.  The Company accounted for the purchase as a business combination.  The Company has retained an international accounting firm to assist in the appraisal of the identifiable intangible assets acquired.  Pending completion of that appraisal, the purchase price has been allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the allocation of approximately $7,658 to other intangible assets.  The Company will further allocate the amount assigned to intangible assets based on the appraisal when it is completed.  The acquisition date balance sheet, which reflects the preliminary purchase price allocation, has been consolidated in the Company’s October 31, 2006 balance sheet.  SA has a December 31 year-end and the results of SA’s operations have been included with the Company’s operations beginning in the third quarter of fiscal 2007.

The Company and the minority interest shareholders in SA have entered into a shareholders agreement, dated as of July 27, 2006, governing the operation of the joint venture.  The agreement provides for a call right giving the Company the ability to purchase the minority interest during a ten-day period commencing at the fifth anniversary of the date of the deed and each anniversary date thereafter at the then fair value.  If the Company does not exercise this call right, the minority interest holder has a put right providing for the ability, for a five-day period following the expiration of the call right, to require the Company to purchase its interest at the then fair value.  Upon the death of the minority interest owner there is also a conditional obligation for the Company to purchase the minority interest at the then fair value.  Because the conditional put rights of the minority interest holder provide for the purchase at the then fair value, the value of the put option is de minimis and no amount is accrued for the put option in the accompanying financial statements.

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

8.                                      Debt

Debt consisted of the following:

	October 31, 2006	January 31, 2006
Senior credit facility (a)	$—	—
Floating rate senior notes (b)	127,630	121,520
8 7/8% senior subordinated notes (b)	164,970	174,925
Other obligations (c)	13,305	10,744
Capital lease obligations	668	39
	306,573	307,228
Less short-term debt and current installments	(11,784)	(10,444)
	$294,789	296,784

(a)               Senior Credit Facility

The Company’s Senior Credit Facility consists of a multi-currency revolving credit facility allocated to Samsonite Corporation and Samsonite Europe N.V. in the amounts of $35,000 and €22,026, respectively.  The revolving credit facility matures on October 31, 2007.

The U.S. portion of the revolving credit facility is a borrowing base facility under which borrowings are limited to a percentage of eligible U.S. inventory and accounts receivable up to a maximum of $35,000.  At October 31, 2006, $35,000 of this portion of the facility was available for borrowing; the Company had $4,595 of letters of credit outstanding under the U.S. portion of the revolving credit facility, which reduced the net availability on the U.S. facility to $30,405.  Borrowing availability under the European portion of the revolving credit facility is determined monthly based upon a ratio of European debt to European earnings before interest, taxes, depreciation and amortization.  At October 31, 2006, the entire European facility was available.

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

The revolving credit facility contains financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the revolving credit facility, engage in transactions with its affiliates, make acquisitions, participate in certain mergers, or make distributions or cash dividend payments to its equity holders or with respect to its subordinated debt.  The Company was in compliance with such covenants as of October 31, 2006.

(b)   Senior Notes and Senior Subordinated Notes

The floating rate senior notes have a principal amount of €100.0 million ($127,630 at October 31, 2006) and are due June 1, 2010.  Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%.  At October 31, 2006, interest was payable on the floating rate senior notes at 7.63%.  The notes are redeemable on or after June 1, 2006 at redemption prices ranging from 102.0% to 100.0% of the principal amount depending on the redemption date, plus accrued interest.  Upon a change of control of the Company as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest.  The floating rate notes are unsecured and rank equally with all existing and future senior debt.

The 8 7/8% senior subordinated notes are due June 1, 2011.  Interest is payable semi-annually on June 1 and December 1 of each year.  The 8 7/8% notes are redeemable on or after June 1, 2008 at redemption prices ranging from 104.438% to 100.0% of the principal amount depending on the redemption date, plus accrued interest.  Upon a change of control as defined in the indenture, the Company must make an offer to redeem the notes at 101.0% of the principal amount, plus accrued interest.  The 8 7/8% notes are unsecured and rank subordinate to existing and future senior debt, including indebtedness under the senior credit facility, and rank equally with existing and future senior subordinated debt.  During the nine months ended October 31, 2006, the Company repurchased and retired $9,955 of its 8 7/8% senior subordinated notes.  In connection with this retirement, a total of $596 of bond redemption premiums and write-off of deferred financing costs was incurred.  During the three months ended October 31, 2005, the Company repurchased and retired $28,075 of the 8 7/8% senior subordinated notes.  In connection with the retirement of the notes, the Company paid premiums of $1,958 and charged to expense $560 of deferred financing costs.

The indentures under which the floating rate senior notes and the 8 7/8% senior subordinated notes were issued contain covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries (as defined in the indenture) to incur indebtedness, pay dividends and make certain other distributions, issue capital stock, make investments, repurchase stock, create liens, enter into transactions with affiliates, create dividend or other payment restrictions affecting restricted subsidiaries, merge or consolidate, and transfer or sell assets.  The Company was in compliance with such covenants as of October 31, 2006.

(c)   Other Obligations

As of October 31, 2006, other obligations consist of various notes payable to banks by foreign subsidiaries.  The obligations bear interest at varying rates and substantially all of them mature within twelve months from October 31, 2006.

9.                                      Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Net gain from foreign currency forward delivery contracts	$166	683	138	1,169
Gain (loss) on disposition of fixed assets, net (a)	(75)	174	2,639	42
Foreign currency transaction gains (losses), net	499	587	937	(559)
Pension expense (b)	(563)	(703)	(2,599)	(2,110)
Due diligence costs for abandoned potential acquisition	—	(52)	—	(2,821)
Bond redemption premium and expenses on retirement of senior subordinated notes (c)	(596)	(2,518)	(596)	(2,518)
Other, net	253	(501)	(1,524)	(1,483)

	$(316)	(2,330)	(1,005)	(8,280)

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

(c)                                   During the nine months ended October 31, 2006, the Company repurchased and retired $9,955 of its 8 7/8% senior subordinated notes.  In connection with this retirement, a total of $596 of bond redemption premiums and write-off of deferred financing costs was incurred.

10.                               Employee Stock Options

The Company has adopted Statement of Financial Accounting Standards (SFAS) 123R (revised 2004), Share-Based Payment (SFAS 123R), on February 1, 2006, using the modified prospective method.  Among other things SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method.  Under the modified prospective method, compensation cost for stock options not vested as of February 1, 2006 is recognized based on the grant-date fair value calculated for pro forma disclosure under the previously issued Statement of Financial Accounting Standards 123.  In accordance with SFAS 123R, the cumulative effect of the $1,391 difference between the fair value of liability classified stock awards for deferred compensation agreements under SFAS 123R and the intrinsic value method previously used for the awards was recorded as a cumulative effect of a change in accounting principle at February 1, 2006.

1995 and 1999 Stock Option and Incentive Award Plans

The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) (“the 1995 Plan”) reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors, but pursuant to its terms no further options may be granted under such plan after October 18, 2005.  The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan.  Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant.  Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant.  Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee.  At October 31, 2006, all awards under the 1995 Plan were nonqualified stock options.

The FY 1999 Stock Option and Incentive Award Plan (the “1999 Plan”) has 95 million shares reserved for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options and shares issued under deferred compensation plans, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan.  As of October 31, 2006, awards under the 1999 Plan were for either nonqualified stock options or for deferred compensation arrangements.

The Company has issued different types of stock-based compensation awards including in-the-money options, at-the-money options, and deferred compensation awards payable in shares of common stock or cash at the Company’s discretion.  The vesting of certain of the options was subject to performance criteria, all of which have been satisfied. All stock option grants must be approved by the Audit Committee of the Company’s Board of Directors.

A comparison of reported net income (loss) for the three and nine months ended October 31, 2006 and 2005, and pro-forma net income (loss) for the three and nine months ended October 31, 2005, including effects of expensing the fair value of stock options, follows:

	Three Months Ended October 31,
	2006	2005
Net income (loss) to common stockholders, as reported	$4,821	(6,613)

Net income (loss) per common share – basic, as reported	$0.02	(0.03)
Net income (loss) per common share – diluted, as reported	$0.01	(0.03)
Share based compensation expense included in net loss to common stockholders	$1,452	1,093

Pro-forma effects (a):
Share based compensation expense, on a pro-forma basis		$1,438
Net loss to common stockholders, on a pro-forma basis		$(6,958)
Loss per common share, on a pro-forma basis – basic and diluted		$(0.03)

	Nine Months Ended October 31,
	2006	2005
Net loss before cumulative effect of an accounting change, as reported	$(1,588)	(4,056)
Net loss to common stockholders, as reported	(197)	(4,056)

Income (loss) per common share – basic and diluted, as reported:
Income (loss) to common stockholders before cumulative effect of an accounting change	$(0.01)	(0.02)
Cumulative effect of an accounting change	0.01	—
Net income (loss) to common stockholders	$— *	(0.02)

Share based compensation expense included in net loss	$4,494	4,603

Pro-forma effects (a):
Share based compensation expense, on a pro-forma basis		$6,149
Net loss to common stockholders, on a pro-forma basis		$(5,602)
Loss per common share, on a pro-forma basis – basic and diluted		$(0.02)

(a)    As if the Company applied the fair value based method to expense stock options for the three and nine months ended October 31, 2005.

*Less than $0.01 per share.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at February 1, 2006	69,975,758	$0.69
Granted	1,950,000	0.97
Exercised	(15,000)	0.67
Expired	(319,230)	2.78
Forfeited	(506,250)	0.53
Outstanding at October 31, 2006	71,085,278	$0.70	7.9	17,184
Exercisable at October 31, 2006	24,476,528	$0.80	7.7	5,762

The fair value of each stock option grant is measured at the date of grant or modification using a Black-Scholes option-pricing model.  The weighted-average grant-date fair value of options granted or modified during the nine months ended October 31, 2006 and 2005, was $0.54 and $0.35, respectively.  The following assumptions were used in arriving at the fair value of options granted during the nine months ended October 31, 2006 and 2005:  risk-free interest rates of 3.75% to 5.09%; no dividend yield; expected volatility factor of 50% to 61%; and expected lives of 4-5 years.  The risk free interest rate is based on the rate for a U.S. Treasury Strip with a term comparable to the expected term of the option.  Expected volatility is based on historical volatility of the Company’s stock.  The expected option life is based on the average of the vesting period and the term of the option agreement.

As of October 31, 2006, there was $17,172 of total unrecognized compensation cost related to nonvested options.  That cost is expected to be recognized over an average of approximately 4 years.

11.                               Pension and Other Employee Benefits

The components of net period benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended October 31,
	2006	2005	2006	2005
Service cost	$406	420	133	127
Interest cost	3,010	3,056	221	208
Expected return on plan assets	(3,345)	(3,325)	—	—
Amortization of prior service cost	65	61	(67)	(68)
Amortization of the net (gain) loss	1,198	1,207	(50)	(65)
Net periodic benefit cost	$1,334	1,419	237	202

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended October 31,
	2006	2005	2006	2005
Service cost	$1,217	1,261	398	333
Interest cost	9,030	9,168	663	633
Expected return on plan assets	(10,035)	(9,977)	—	—
Amortization of prior service cost	194	184	(202)	(202)
Amortization of the net (gain) loss	3,593	3,621	(151)	(203)
Net periodic benefit cost	$3,999	4,257	708	561

The Company expects to contribute approximately $1,000 to its unfunded postretirement pension plans during fiscal 2007.

12.                               Segment Information

The Company’s operations consist of the manufacture and distribution of luggage, business and computer cases, outdoor casual bags, and travel-related products and licensing of the Company’s brand names.  Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: (i) “Europe” which includes operations in Western and Eastern European countries; (ii) “North America”, which includes operations in the United States and Canada; (iii) “Latin America”, which includes operations primarily in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia”, which includes operations primarily in India, China, Singapore, South Korea, Taiwan, Malaysia and Japan; and (v) “Other” which primarily includes certain licensing activities from luggage and non-luggage brand names owned by the Company and Corporate headquarters overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units.  Intersegment sales prices are market based.  Certain fiscal 2006 data has been reclassified to conform to the fiscal 2007 presentation.

Segment information for the nine months ended October 31, 2006 and 2005 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other (b)	Eliminations	Totals
Nine Months Ended October 31,
2006
Revenues from external customers	$331,839	277,750	34,355	130,730	9,706	—	784,380
Intersegment revenues	$4,020	213	—	17,044	—	(21,277)	—
Operating income (loss)(a)	$43,156	15,979	4,621	26,669	(31,714)	—	58,711
Total assets	$277,474	119,003	34,921	104,135	276,606	(159,137)	653,002
2005
Revenues from external customers	$314,379	267,038	30,347	93,422	12,398	—	717,584
Intersegment revenues	$2,133	19,786	—	10,343	—	(32,262)	—
Operating income (loss)(a)	$24,415	19,501	3,973	14,282	(15,088)	36	47,119
Total assets	$240,848	108,543	33,117	63,047	285,262	(159,330)	571,487

Segment information for the three months ended October 31, 2006 and 2005 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other (b)	Eliminations	Totals
Three Months Ended October 31,
2006
Revenues from external customers	$121,835	99,821	11,615	49,457	3,170	—	285,898
Intersegment revenues	$1,779	44	—	5,011	—	(6,834)	—
Operating income (loss)(a)	$18,687	5,790	1,176	10,026	(10,029)	—	25,650
Total assets	$277,474	119,003	34,921	104,135	276,606	(159,137)	653,002
2005
Revenues from external customers	$107,308	93,241	10,420	34,415	3,302	—	248,686
Intersegment revenues	$771	6,528	—	4,684	—	(11,983)	—
Operating income (loss)(a)	$(2,067)	7,763	1,112	5,400	(5,324)	35	6,919
Total assets	$240,848	108,543	33,117	63,047	285,262	(159,330)	571,487

(a)                                   Operating income (loss) represents net sales less operating expenses.  In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest.  General corporate expenses and amortization of intangibles are included in the corporate and other segments.

(b)                                  Corporate and Other includes general corporate expenses and amortization of intangibles.

13.                               Litigation, Commitments and Contingencies

Samsonite Europe N.V. and one of its subsidiaries are the subject of a lawsuit filed in France related to the August 31, 2005 sale of the Henin-Beaumont, France manufacturing facility (the “H-B site”)  (see footnote (2) for a more detailed description of the H-B site sale).  The summons was issued on November 21, 2006 and the case is pending in the Tribunal de Grande Instance in Paris, France.  The plaintiff in the lawsuit, Workers Council Energyplast, alleges, among other things, that Samsonite engaged in fraud in the sale of the facility and the related transfer of the Company’s liability and responsibility for employee pension and social costs for the 202 employees at the H-B site.  The lawsuit seeks to overturn the August 31, 2005 sale of the H-B site. The Company believes that the lawsuit is without merit and intends to vigorously defend its position; however, an unfavorable resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

The Company is also a party to various other legal proceedings and claims in the ordinary course of its business.  The Company believes that the outcome of these other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

14.                               Subsequent Event

On November 21, 2006, the Company announced that it has commenced offers to purchase and consent solicitations for any and all of its outstanding 8 7/8% senior subordinated notes due 2011 and floating rate senior notes due 2010.  The offers to purchase and consent solicitations are part of a series of transactions that are expected to include the following components:  (i) the conversion of at least 90% of the Company’s outstanding shares of convertible preferred stock (the “Preferred Stock”) into shares of its common stock (the “Preferred Stock Conversion”); (ii) the entering into a new credit facility consisting of an approximately $450 million term loan facility and an approximately $80 million revolving credit facility; and (iii) the distribution of approximately $175 million in cash in the form of a special dividend to the Company’s stockholders (the “Special Dividend”) and dilution adjustment payments to its option holders (collectively, the “Distribution”).

The Company’s Board of Directors has formed a special committee of its independent directors to review and evaluate the Preferred Stock Conversion and the Distribution, including the declaration of the Special Dividend, to negotiate the terms of such transactions with representatives of the holders of its Preferred Stock and to make recommendations to the Company’s Board of Directors.  There can be no assurance that these transactions will be completed or that the Special Dividend will be declared.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three and nine months ended October 31, 2006 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 for significant events occurring in the third quarter of fiscal 2007.  The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

The Company’s operations consist primarily of the design, manufacture and distribution of luggage, business cases and computer, outdoor and casual bags.  We sell our products under a number of brand names owned by the Company, primarily Samsonite® and American Tourister®, and licensed brand names including Lacoste® and Timberland®.  The Company also licenses its brand names to third parties for use in selected product categories and is involved with the design and sale of footwear.  The discussion is organized under the following headings:  Executive Overview; Results of Operations; Management Information Systems – Update; Liquidity and Capital Resources; Off-Balance Sheet Financing and Other Matters; and Critical Accounting Policies; and Forward Looking Statements.

Executive Overview

The Company’s consolidated revenues increased to $285.9 million for the three months ended October 31, 2006 from $248.7 million in the third quarter of the prior year, an increase of $37.2 million, or 15.0%.  The increase in sales is due to continued improvement of worldwide travel conditions, the positive effect of increased advertising and promotions, and the impact of new products and new licensed brand names.

Operating income increased by $18.8 million to $25.7 million for the three months ended October 31, 2006 compared to $6.9 million for the three months ended October 31, 2005.  Gross profit increased $24.2 million compared to the prior year period while selling, general and administrative (“SG&A”) expenses increased by $20.0 million, and restructuring provision and asset impairment charge decreased by $14.5 million.  As a percent of sales, SG&A increased to 41.2% in the third quarter of fiscal 2007 from 39.4% in the third quarter of fiscal 2006.  The increase as a percent of sales is due primarily to higher advertising and promotional activities, higher costs to support new store openings in the U.S. and Europe, and an increase in personnel supporting product development and retail store expansion.  Additionally, Corporate SG&A increased by $4.4 million due to the write-off of additional costs associated with a deferred stock offering due to a postponed secondary offering, an increase in ERP system implementation costs and an increase in sales, marketing and other expenses from the opening of the Company’s executive office in London in May 2006.

During the nine months ended October 31, 2006, the Company entered into a majority-owned joint venture with its Thailand distributor, acquired a majority interest in its Australian distributor and acquired a majority interest in Lambertson Truex, a women’s handbag designer and distributor.  The Company invested approximately $6.0 million, net of cash acquired, in these joint ventures during the nine months ended October 31, 2006.  The Company also retired approximately $10.0 million of its 8 7/8% senior subordinated notes during the nine months ended October 31, 2006.

Results of operations for the Company’s European operations for the three months ended October 31, 2006 were translated at an average euro exchange rate of 1.28 versus 1.22 for the same period last year.  Therefore, the change in the exchange rate had the effect of significantly increasing reported sales and expenses compared to the prior year.

Results of Operations

For purposes of this management’s discussion and analysis of operations, we are analyzing our net sales and operations as follows: (i) “Europe” operations, which include our European sales, manufacturing and distribution, wholesale and retail operations; (ii) “North America” operations, which include U.S. Wholesale, U.S. Retail and Canada; (iii) “Latin America”, which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia” operations, which include the sales, manufacturing and distribution operations in India, Hong Kong, China, Singapore, South Korea, Japan, Taiwan, Malaysia; Australia and Thailand; and (v) Other Operations, which includes certain licensing activities and Corporate headquarter expenses.  In May 2006, the Company opened a London office where its Chief Executive Officer and certain other key executives are located.

Three Months Ended October 31, 2006 (“third quarter of fiscal 2007” or “current year”) Compared to Three Months Ended October 31, 2005 (“third quarter of fiscal 2006” or “prior year”)

Sales.  The following is a summary of the Company’s revenues by geographic area:

	Three Months Ended October 31,
	2006	2005
	(in millions)
Europe	$121.8	107.3
North America	99.8	93.2
Asia	49.5	34.4
Latin America	11.6	10.4
Other Operations	3.2	3.4

Total Revenue	$285.9	248.7

Consolidated net sales increased to $285.9 million in the third quarter of fiscal 2007 from $248.7 million in the third quarter of fiscal 2006, an increase of $37.2 million, or approximately 15.0%.  Fiscal 2007 sales were favorably impacted by $5.7 million due to the increase in the value of the euro compared to the U.S. dollar.  The average euro translation rate for the three months ended October 31, 2006 was 1.28 compared to 1.22 for the three months ended October 31, 2005.  Without the effect of the stronger euro currency, fiscal 2007 sales would have increased by $31.5 million, or approximately 12.7% compared to fiscal 2006.

Sales from European operations increased to $121.8 million in the third quarter of fiscal 2007 from $107.3 million in the third quarter of fiscal 2006, an increase of $14.5 million, or 13.5%.  Expressed in the local European functional currency (euros), fiscal 2007 sales for the quarter increased by 8.2%, or the U.S. constant dollar equivalent of $8.8 million, compared to the third quarter of fiscal 2006.  The 8.2% local currency increase in European sales is due primarily to a favorable change in product mix toward higher priced products contributing to an approximately 8.1% increase, and an increase in prices implemented since the prior year contributing to an approximately 4.2% increase in sales.  These increases were offset by a 4.2% decline in number of units sold.  Brands contributing to the favorable product mix were (increases expressed in constant dollars to eliminate the effect of euro exchange rate changes on year-to-year comparisons):  increased sales of Lacoste products of $3.7 million, Black Label products of $2.0 million; American Tourister products of $2.2 million and the introduction of Timberland products to the Company’s product mix that contributed $2.6 million to the increase.  A 24% increase in sales from Company-owned retail stores also contributed to the sales increase in Europe.  There were 44 Company-owned retail stores open at October 31, 2006 in Europe, including 8 Samsonite® Black Label stores.

Sales from North America operations increased to $99.8 million in the third quarter of fiscal 2007 from $93.2 million in the third quarter of fiscal 2006, an increase of $6.6 million, or 7.1%.  The Company acquired a majority interest in Lambertson Truex, Inc. in the second quarter of fiscal 2007, which accounted for $2.6 million of the increase in North American sales compared to the prior year.  U.S. Wholesale sales for the third quarter increased to $63.9 million from $59.8 million, or 6.9% from the prior year; U.S. Retail sales decreased to $28.0 million from $28.6 million in the prior year, or 2.1%; and Canadian sales increased to $5.3 million from $4.8 million, or 10.4% from the prior year.  U.S. Wholesale sales increased  primarily due to increased sales of Lacoste products ($1.3 million), Timberland products ($1.2 million) and higher sales to the OEM channel ($2.4 million).  Sales to the computer superstore channel declined $1.7 million compared to the prior year.  U.S. Retail same-store sales declined by 1.5% and there were 194 stores open at October 31, 2006 compared to 188 at October 31, 2005.  The Company believes that the U.S. Retail store same-store sales (which are comprised primarily of factory outlet stores) continue to be depressed by a trend toward lower store sales in outlet markets.  As part of the Company’s strategy of opening Samsonite Black Label stores in large market, fashion oriented international shopping districts, the Company opened its first Samsonite Black Label store on Madison Avenue in New York, followed by the opening of a store in San Francisco in the third quarter of fiscal 2007.  The comparable store sales decrease is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year.  Stores must be open for 13 months before they are included in the calculation.  Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales.  When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $49.5 million in the third quarter of fiscal 2007 from $34.4 million in the third quarter of fiscal 2006, an increase of $15.1 million, or 43.9%.  The Company acquired majority interests in joint ventures in Australia and Thailand in the second quarter of fiscal 2007, which accounted for $4.1 million and $1.7 million, respectively, of the increase in Asian sales over the prior year.  Sales in all countries in the Asian operations region posted gains during the third quarter.  The increase in sales is primarily driven by increased travel and geographic expansion in this region.  The most significant increases for Asia were in India and China, which both had $2.8 million increases, Korea with a $1.3 million increase and Japan with a $0.9 million increase.

Sales from Latin American operations increased to $11.6 million in the third quarter of fiscal 2007 from $10.4 million in the third quarter of fiscal 2006, an increase of $1.2 million, or 11.5%.  Increased sales of Lacoste branded products contributed to increased sales in Latin America.  The most significant increase was in Mexico with a $0.7 million increase due to expanded distribution channels and the introduction of Lacoste products in that country.

Licensing revenues decreased to $3.2 million in the third quarter of fiscal 2007 from $3.4 million in the third quarter of fiscal 2006, a decrease of $0.2 million primarily due to the termination of one of the Company’s license agreements.

Gross profit.  The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs; duties; freight-in; receiving; inspection; internal transfer; procurement costs; and manufacturing overhead.  The Company includes the following types of costs in Selling, General & Administrative (“SG&A”): warehousing; order entry; billing; credit; freight-out; warranty; salaries and benefits of administrative and sales personnel; rent; insurance; taxes; office supplies; professional fees; travel; communications; advertising; investor relations; public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products.  Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold.  Warehousing costs and freight-out expenses were approximately $17.4 million and $14.2 million for the quarters ending October 31, 2006 and 2005, respectively.

Consolidated gross margin increased by 2.2 percentage points, to 50.7% in the third quarter of fiscal 2007 from 48.5% in the third quarter of fiscal 2006.

Gross margins for European operations increased 5.2 percentage points to 51.9% in the third quarter of fiscal 2007 from 46.7% in the prior year period due to price increases implemented since the prior year, lower fixed manufacturing costs from recent operational restructurings, lower freight costs for finished good product purchases, product cost improvements on U.S. dollar based purchases of European products and a sales mix of higher margin products than in the prior year such as the Lacoste and Samsonite Black Label products.

Gross margin percentage for North American operations decreased 1.3 percentage points to 42.2% in the third quarter of fiscal 2007 from 43.5% in the prior year period.  U.S. Wholesale gross margin percentage decreased to 33.0% in the current year from 34.1% in the prior year due primarily to promotional pricing of Silhouette 9 product in anticipation of new product launches in fiscal 2008.  U.S. Retail gross profit margins increased to 63.5% in the third quarter of fiscal 2007 from 62.2% in the third quarter of fiscal 2006 primarily as a result of price increases and a sales mix of products with higher margins.

Gross margins for Asian operations decreased 1.0 percentage points to 60.9% in the third quarter of fiscal 2007 from 61.9% in the prior year period primarily due to lower gross margin percentage for India due to higher material costs in India’s manufacturing operation.

Gross margins for Latin American operations increased 1.8 percentage points to 53.2% in the third quarter of fiscal 2007 from 51.4% in the prior year period as a result of price increases and a sales mix of products with higher margins.

Selling, general and administrative expenses (“SG&A”).  Consolidated SG&A increased to $117.9 million in the third quarter of fiscal 2007 from $98.0 million in the third quarter of fiscal 2006, an increase of $19.9 million, or 20.3%.  The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold.  As a percent of sales, consolidated SG&A increased to 41.2% in the third quarter of fiscal 2007 from 39.4% in fiscal 2006.  Consolidated advertising and promotional expenses (as a percent of sales) decreased slightly to $22.4 million (7.8% of sales) in the third quarter of fiscal 2007 from $19.5 million (8.6% of sales) in fiscal 2006.

SG&A for European operations increased to $44.5 million in the third quarter of fiscal 2007 compared to $36.7 million in the third quarter of fiscal 2006, an increase of $7.8 million.  Excluding the effect of euro exchange rate changes, SG&A for Europe increased $6.5 million.  European SG&A as a percentage of sales increased to 36.5% from 34.2%.  The increase is due primarily to higher costs associated with Europe’s Company-owned retail stores and higher costs to support Lacoste and Timberland product sales growth.  Offsetting this increase, the provision for doubtful accounts declined $0.6 million due to reduced risk factors for some of the Company’s European wholesale customers.

SG&A for North American operations increased to $35.7 million in the third quarter of fiscal 2007 compared to $32.8 million in the third quarter of fiscal 2006, an increase of $2.9 million compared to the prior year.  North American SG&A increased primarily due to increased selling and marketing expense of $1.2 million and a $1.6 million increase in advertising and promotion expense.

SG&A for Asia increased to $20.0 million in the third quarter of fiscal 2007 compared to $15.9 million in the third quarter of fiscal 2006, an increase of $4.1 million.  SG&A as a percentage of sales for Asia declined from 46.2% in the prior year to 40.6% in the current year.  The decline in Asia’s SG&A as a percentage of sales is due primarily to lower advertising, promotional and administrative costs relative to sales.

SG&A for Latin America increased to $5.0 million in the third quarter of fiscal 2007 compared to $4.2 million in the third quarter of fiscal 2006, an increase of $0.8 million due to increased promotions and variable selling expenses and in support of higher sales levels.

Corporate and Licensing SG&A expense increased to $12.7 million in the third quarter of fiscal 2007 compared to $8.4 million in fiscal 2006, an increase of $4.3 million.  Of the increase in Corporate SG&A, $1.2 million was due to the write-off of deferred stock offering costs related to a postponed secondary offering, an increase in ERP system implementation costs of $0.6 million, an increase in stock compensation costs of $0.4 million, and increases related to the opening of the executive office in London.  Because the secondary stock offering was postponed and not reactivated within a 90-day period, these costs are required by the Securities & Exchange Commission to be charged to expense.

Provision for restructuring operations.  The Company recorded restructuring charges totaling $0.9 million during the third quarter of fiscal 2007 related to the North American segment.

On June 6, 2006 the Company announced that it will close its Denver, Colorado facilities and that it will consolidate its corporate functions in its Mansfield, Massachusetts office and relocate distribution functions to the southeast region of the United States.  The Company expects the consolidation and relocation to be completed by April 30, 2008. Related to this action, the Company expects to incur severance and retention costs related to approximately 210 employees of approximately $3.7 million, which are being accrued monthly over the expected period employees must remain employed to receive severance and retention benefits until December 31, 2007.  During the three months ended October 31, 2006, severance and retention benefits of $0.9 million were accrued.  The Company also expects that it will incur approximately $3.0 million of costs for new employee training, employee relocation and recruiting and expenses of moving inventory and distribution systems.  These costs will be expensed as incurred.

During the third quarter of fiscal 2007, the Company also incurred $0.7 million of restructuring related expenses that are included in cost of sales.  The restructuring related expenses are primarily costs incurred by the European operations for restructuring of manufacturing operations.

The Company recorded restructuring charges totaling $10.0 million and asset impairment charges of $5.5 million during the third quarter of fiscal year 2006 in the European segment.  The Company also incurred $1.2 million of restructuring related expenses that are included in prior year cost of sales.  The restructuring and impairment charges relate to the sale of the Company’s Henin-Beaumont, France hardside manufacturing facility and the shutdown of its Torhout, Belgium and Tres Cantos, Spain facilities, which are part of the Company's continuing rationalization of its manufacturing facilities.

On August 31, 2005, the Company sold the Henin-Beaumont, France facility (the “H-B site”).  In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 18 to 24 months following the sale.  The Company made cash payments to the purchaser of $9.9 million and has an additional payment obligation of $1.4 million on August 31, 2007, all of which relates to the assumption by the purchaser of the Company's liability and responsibility for employee pension and social costs for the 202 employees at the H-B site.  A restructuring charge of $8.6 million was recorded related to these payments, which represent the amount of the cash payment obligations less amounts previously accrued for pension liabilities for the H-B site employees.  The Company estimates that the sale of the plant will result in the elimination of annual fixed manufacturing overhead of approximately $5.2 million, which includes $1.4 million of depreciation expense.  The Company also incurred legal and consulting costs of approximately $1.2 million related to the sale of the H-B site that are included in cost of sales for the three months ended October 31, 2005.  An asset impairment charge of $5.5 million was also recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold to the purchaser.

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

Interest expense and amortization of debt issue costs.  Interest expense and amortization of debt issue costs in the third quarter of fiscal 2007 were $7.3 million, $0.2 million lower than the prior year period due to lower debt levels.

Other Income (Expense) - Net.  This item represents net expense of $0.3 million in the third quarter of fiscal 2007 compared to net expense of $2.3 million in the prior year period, a net decrease in other expense of $2.0 million.  Prior year expense includes $2.6 million of due diligence charges associated with a potential acquisition that was not completed.  See footnote 9 to the accompanying Consolidated Financial Statements for an analysis of the components of Other Income (Expense) - Net.

Income tax benefit (expense).  Income tax expense increased to $7.2 million in the third quarter of fiscal 2007 from a benefit of $0.4 million in the third quarter of fiscal 2006.  The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends.  This item represents the accrual of dividends on the outstanding 8% convertible preferred stock issued in the 2003 recapitalization.  Dividends have accrued on the preferred stock since October 31, 2003 and compound quarterly.  The increase of $0.5 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 is due to the compounding effect of accrued dividends.

Net income (loss) to common stockholders.  The net income to common stockholders was $4.8 million in the third quarter of fiscal 2007 compared to a net loss of $6.6 million in the third quarter of fiscal 2006; the net income per common share - basic was $0.02 in the third quarter of fiscal year 2007 compared to net loss per common share - basic of $0.03 in the third quarter of fiscal year 2006.  The net income per common share - diluted was $0.01 in the third quarter of fiscal year 2007 compared to a net loss per common share - diluted of $0.03 in fiscal 2006.  The weighted average number of shares of common stock outstanding used to compute basic income per share was 227,174,626 in the third quarter of fiscal 2007 and 227,098,842 in the third quarter of fiscal 2006.  The weighted average number of shares of common stock outstanding used to compute diluted income per share was 729,285,317 in the third quarter of fiscal 2007 and 227,098,842 in the third quarter of fiscal 2006.  The Company had 227,174,626 shares of common stock outstanding as of October 31, 2006.

Nine Months Ended October 31, 2006 (“fiscal 2007” or “current year”) Compared to Nine Months Ended October 31, 2005 (“fiscal 2006” or “prior year”)

Sales. The following is a summary of the Company’s revenues by geographic area:

	Nine Months Ended October 31,
	2006	2005
	(in millions)
Europe	$331.8	314.4
North America	277.8	267.0
Asia	130.7	93.4
Latin America	34.4	30.3
Other Operations	9.7	12.5

Total Revenue	$784.4	717.6

Consolidated net sales increased to $784.4 million in fiscal 2007 from $717.6 million in fiscal 2006, an increase of $66.8 million, or approximately 9.3%.  Fiscal 2007 sales were unfavorably impacted by $3.5 million due to the increase in the value of the U.S. dollar compared to the euro.  The average euro translation rate for the nine months ended October 31, 2006 was 1.25 compared to 1.26 for the nine months ended October 31, 2005.  Without the effect of the weaker euro currency, fiscal 2007 sales would have increased by $70.3 million or 9.8% compared to fiscal 2006.  Prior year consolidated revenues include $3.2 million from the sale of certain apparel trademark rights.

Sales from European operations increased to $331.8 million in fiscal 2007 from $314.4 million in fiscal 2006, an increase of $17.4 million, or 5.5%.  Expressed in the local European functional currency (euros), fiscal 2007 sales increased by 6.7%, or the U.S. constant dollar equivalent of $20.9 million, compared to fiscal 2006.  The 6.7% local currency increase in European sales is due primarily to a favorable change in product mix contributing to an approximately 5.3% increase and an increase in prices implemented since the prior year contributing to an approximately 3.0% increase in sales.  These increases were offset by a 1.6% decline in number of units sold.  Brands contributing to the favorable product mix were (increases expressed in constant dollars to eliminate the effect of euro exchange rate changes on year-to-year comparisons):  increased sales of Lacoste products of $9.0 million, Black Label products of $4.2 million, American Tourister products of $12.7 million and the introduction of Timberland products to the Company’s product mix contributing $2.7 million to the increase.  A 19% increase in sales from Company-owned retail stores also contributed to the sales increase in Europe.  There were 44 Company-owned retail stores open at October 31, 2006 in Europe, including eight Samsonite Black Label stores.

Sales from North American operations increased to $277.8 million in fiscal 2007 from $267.0 million in fiscal 2006, an increase of $10.8 million, or 4.0%.  The Company acquired a majority interest in Lambertson Truex, Inc. in the second quarter of fiscal 2007 which contributed $2.6 million to the increase in North American sales compared to the prior year.  U.S. Wholesale sales for fiscal 2007 increased to $175.6 million from $166.3 million in fiscal 2006, an increase of $9.3 million, or 5.6%, from the prior year; U.S. Retail sales decreased to $85.7 million from $87.2 million, a decrease of $1.5 million, or 1.7%; Canadian sales increased to $13.9 million in fiscal 2007 from $13.5 million in fiscal 2006, an increase of $0.4 million, or 3.0%.  U.S. Wholesale sales increased primarily due to increased sales of Lacoste products ($2.0 million), Timberland products ($1.5 million) and higher sales to mass merchants channel ($2.3 million), warehouse clubs ($1.4 million) and department store channels ($1.8 million).  U.S. Retail same-store sales decreased by 1.2%; there were 194 stores open at October 31, 2006 compared to 188 at October 31, 2005.  As part of the Company’s strategy of opening Samsonite Black Label stores in large market, fashion oriented international shopping districts, the Company opened its first Samsonite Black Label store on Madison Avenue in New York, followed by the opening of a store in San Francisco in the third quarter of fiscal 2007.  The Company believes that the U.S. Retail store same-store sales (which are comprised primarily of factory outlet stores) continue to be depressed by a trend toward lower store sales in rural markets.  Comparable store sales decrease is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year.  Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales.  When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $130.7 million in fiscal 2007 from $93.4 million in fiscal 2006, an increase of $37.3 million, or 39.9%.  The Company acquired majority interests in joint ventures in Australia and Thailand in the second quarter of fiscal 2007, which contributed $4.1 million and $1.7 million, respectively, to the increase in Asian sales over the prior year.  Sales in all countries in the Asian operating region posted gains during fiscal 2007, except for Malaysia which had a slight decline in sales.  The increase in sales is primarily driven by increased travel and geographic expansion in this region.  The most significant increases for Asia were in India with an $8.2 million increase, China with a $6.9 million increase, Japan with a $5.4 million increase, Korea with a $4.6 million increase and Hong Kong with a $4.4 million increase.

Sales from Latin American operations increased to $34.4 million in fiscal 2007 from $30.3 million in fiscal 2006, an increase of $4.1 million, or 13.5%.  Sales of Lacoste branded products contributed to increased sales in Latin America.  The most significant increase was in Mexico with a $2.2 million increase due to expanded distribution channels and the introduction of Lacoste products in that country.

Licensing revenues declined to $9.7 million in fiscal 2007 from $12.5 million in 2006, a decline of $2.8 million, primarily due to revenues in the prior year of $3.2 million from the one time sale of certain apparel tradename rights which did not recur in the current year and due to the termination of one of the Company’s license agreements.

Gross profit. The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs; duties; freight-in; receiving; inspection; internal transfer costs; and procurement and manufacturing overhead.  The Company includes the following types of costs in selling, general and administrative expenses (“SG&A”): warehousing; order entry; billing; credit; freight-out; warranty; salaries and benefits of administrative and sales personnel; rent; insurance; taxes; office supplies; professional fees; travel; communications; advertising; investor relations; public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products.  Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold.  Warehousing costs and freight-out expenses were approximately $50.0 million and $44.1 million for the nine months ended October 31, 2006 and 2005, respectively.

Consolidated gross margin percentage in fiscal 2007 increased by 2.6 percentage points to 50.7% in fiscal 2007 from 48.4% in the prior year.

Gross margin percentage for European operations increased 3.6 percentage points to 50.7% in fiscal 2007 from 47.1% in the prior year due to price increases in the first and third quarters of fiscal 2007, lower fixed manufacturing costs from prior year operational restructurings, lower freight costs on finished goods purchases and the favorable effect of exchange rates on goods purchased in U.S. dollars.

Gross margin percentage for North American operations increased 0.4 percentage points to 43.3% in fiscal 2007 from 42.9% in the prior year.  The increase in U.S. Wholesale gross margin percentage to 33.5% in fiscal 2007 from 33.3% in the prior year is primarily due to the improved sales of higher margin products in department and specialty stores.  U.S. Retail gross profit margins increased compared to the prior year to 63.3% in fiscal 2007 from 60.6% in fiscal 2006 primarily as a result of price increases and a sales mix of products with higher margins.

Gross margin percentage for Asian operations increased 2.3 percentage points to 62.6% in fiscal 2007 from 60.3% in fiscal 2006.  Sales of higher margin products such as Lacoste and Samsonite Black Label products contributed to the increase.

Gross margin percentage for Latin American operations increased 1.5 percentage points to 53.6% in fiscal 2007 from 52.1% in the prior year primarily as a result of price increases and a sales mix of products with higher margins.

Selling, general and administrative expenses (“SG&A”).  Consolidated SG&A increased to $333.6 million in fiscal 2007 from $284.0 million in fiscal 2006, an increase of $49.6 million, or 17.5%.  The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold.  As a percent of sales, consolidated SG&A increased to 42.5% in fiscal 2007 from 39.6% in fiscal 2006.  Consolidated advertising and promotional expenses increased to $58.4 million (7.4% of sales) in fiscal 2007 from $52.4 million (7.3% of sales) in fiscal 2006.

SG&A for European operations increased to $121.8 million in fiscal 2007 compared to $108.0 million in fiscal 2006, an increase of $13.8 million compared to the prior year.  Without the exchange rate effect, European SG&A expense increased by $17.1 million.  The increase is primarily due to an increase in selling expense as a result of higher sales in new distribution channels and new product categories, an increase in warehousing costs due to higher inventory levels, an increase in the number of sales employees and lower provision for doubtful accounts.  Fiscal 2006 SG&A includes a credit for the recovery of $1.1 million as compensation for a claim.

SG&A for North American operations increased to $103.3 million in fiscal 2007 compared to $95.1 million in fiscal 2006, an increase of $8.2 million compared to the prior year.  North American SG&A primarily increased because of a $3.6 million increase in advertising and promotion expense.  The remaining increase in expenses of $4.6 million was mainly a result of increases in administrative expense of $0.6 million, and increases in variable selling expenses and various other expense categories of $3.9 million.  U.S. Wholesale SG&A expense increased by $5.5 million, U.S. Retail SG&A expense increased by $1.2 million, and Canada SG&A expense increased by $0.6 million for fiscal 2007 compared to the prior year period.

SG&A for Asian operations increased to $55.1 million in fiscal 2007 compared to $42.1 million in fiscal 2006, an increase of $13.0 million, primarily because of the increase in sales.  SG&A as a percentage of sales decreased to 42.2% in fiscal 2007 from 45.1% in fiscal 2006.  Advertising and promotional expense for Asia increased by $0.9 million.

SG&A for Latin American operations increased to $13.8 million in fiscal 2007 compared to $11.8 million in fiscal 2006, an increase of $2.0 million due to higher advertising, marketing and research and development costs.

Corporate and Licensing SG&A expense increased to $39.6 million in fiscal 2007 compared to $27.0 million in fiscal 2006, an increase of $12.6 million primarily due to an increase in ERP system implementation costs of $2.7 million and due to the write-off of deferred stock offering cost of $6.1 million related to a postponed secondary offering.  The remainder of the increase is primarily due to increased overhead for the opening of the executive office in London.

Provision for restructuring operations and asset impairment charge.  The Company recorded restructuring charges totaling $2.7 million during the first nine months of fiscal 2007, primarily in the European and U.S. segments, excluding $1.7 million of restructuring related expenses that are included in cost of goods sold (inventory writedowns, consulting expenses and other).  On May 19, 2006, the Company announced that its European subsidiary’s softside manufacturing plant in Samorin, Slovakia would be closed.  The closure on June 30, 2006 was the result of the Company’s continuing consolidation of its softside manufacturing capacities from Company-owned and operated facilities to the sourcing of manufactured products from third-party manufacturers.  The Company recorded a provision for restructuring operations of $1.3 million for employee severance costs with respect to approximately 360 employees and an asset impairment charge of $1.6 million related to the writedown of real estate, machinery and equipment related to the plant.

On June 6, 2006, the Company announced that it will close its Denver, Colorado facilities and that it will consolidate its corporate functions in its Mansfield, Massachusetts office and relocate distribution functions to the southeast region of the United States.  The Company expects the consolidation and relocation to be completed by April 30, 2008.  Related to this action, the Company expects to incur severance and retention costs related to approximately 210 employees of approximately $3.7 million which will be accrued monthly over the expected period employees must remain employed to receive severance and retention benefits until December 31, 2007.  During the nine months ended October 31, 2006, severance and retention benefits of $1.4 million were accrued.  The Company also expects that it will incur approximately $3.0 million of costs for new employee training, employee relocation and recruiting and expenses of moving inventory and distribution systems.  These costs will be expensed as incurred.

The Company recorded restructuring charges totaling $10.0 million and asset impairment charges of $5.5 million during the nine months of fiscal year 2006 in the European segment.  The Company also incurred $1.2 million of restructuring related expenses that are included in cost of sales.  The restructuring and impairment charges relate to the sale of the Company’s Henin-Beaumont, France hardside manufacturing facility and the shutdown of its Torhout, Belgium and Tres Cantos, Spain facilities, which are part of the Company's continuing rationalization of its manufacturing facilities.

On August 31, 2005, the Company sold the Henin-Beaumont, France facility (the “H-B site”).  In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 18 to 24 months following the sale.  The Company made cash payments to the purchaser of $9.9 million and has an additional payment obligation of $l.4 million on August 31, 2007, all of which relates to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 202 employees at the H-B site.  A restructuring charge of $8.6 million was recorded related to these payments, which represent the amount of the cash payment obligations less amounts previously accrued for pension liabilities for the H-B site employees.  The Company estimates that the sale of the plant will result in the elimination of annual fixed manufacturing overhead of approximately $5.2 million, which includes $1.4 million of depreciation expense.  The Company also incurred legal and consulting costs of approximately $1.2 million related to the sale of the H-B site that are included in cost of sales for the nine months ended October 31, 2005.  An asset impairment charge of $5.5 million was also recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold to the purchaser.

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

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs in fiscal 2007 were $21.6 million, or $1.6 million lower than the prior year level due to lower debt levels.

Other Income (Expense) - Net.  This item represents net expense of $1.0 million in the current year compared to net expense of $8.3 million in the prior year, a net decrease of $7.3 million.  This is primarily due to the gain on the sale of the Canadian facility of $2.8 million in fiscal 2007, $2.8 million of due diligence charges associated with a potential acquisition that was abandoned in the prior year and $2.5 million of costs for market premiums and the write-off of deferred financing costs related to the repurchase and retirement of $28.1 million of senior subordinated notes in fiscal 2006 compared with $0.6 million of such costs associated with repurchase and retirement of $10.0 million of such notes in fiscal 2007.

Income tax expense.  Income tax expense increased to $21.0 million in fiscal 2007 from $6.9 million in fiscal 2006.  The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense results primarily because of (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for U.S. operating losses, and (iii) state and local income taxes.

Preferred stock dividends. This item represents the accrual of dividends on the outstanding 8% convertible preferred stock issued in the 2003 recapitalization.  Dividends have accrued on the preferred stock since October 31, 2003 and compound quarterly. The increase of $1.0 million in fiscal 2007 compared to fiscal 2006 is due to the compounding effect of accrued dividends.

Net income (loss) to common stockholders before cumulative effect of an accounting change.  Net loss to common stockholders before cumulative effect of an accounting change was $1.6 million in fiscal 2007 compared to net loss of $4.1 million in fiscal 2006; the net loss per common share was $0.01 in fiscal 2007 compared to net loss per common share of $0.02 in fiscal 2006.  The weighted average number of shares of common stock outstanding used to compute basic and diluted income (loss) per share in fiscal 2007 and 2006 was 227,169,736 and 226,394,433, respectively.  The Company had 227,174,626 shares of common stock outstanding as of October 31, 2006.

Management Information Systems-Update

We are in the process of replacing all of our various business information systems worldwide with the SAP Enterprise Resource Planning (ERP) system.  This global system is a single instance of software, with Samsonite standardized templates, hosted by SAP in Germany.  When fully implemented, the standardized templates will help the Company assure data integrity and consistency of information collected from all entities and enhance regulatory compliance.  The pilot implementation began in June 2006 with our Canadian operations.  The U.S. implementation is planned for the first quarter of calendar year 2007 and the European implementation is scheduled for the third quarter of calendar year 2007.  We intend to have Phase I implementation complete on a worldwide basis by the end of calendar 2008.  Our Phase II implementation will utilize SAP’s Retail solution and other system enhancements.  We expect Phase II implementation to be completed in the third quarter of calendar year 2008.

Liquidity and Capital Resources

At October 31, 2006, the Company had cash and cash equivalents of $71.5 million and working capital of $182.9 million.  The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash on hand, cash flows from operations and cash availability under its senior credit facility.  During the nine months ended October 31, 2006, the Company’s cash flow from operations was $15.3 million compared to $64.3 million during the nine months ended October 31, 2005.  During the third quarter of fiscal 2007, the Company’s cash flow from operations were sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, the retirement of $10.0 million of senior subordinated notes and the expenditure of $6.0 million on business acquisition activities and capital expenditures.

The Company’s senior credit facility provides a maximum borrowing base of $35.0 million for the Company and €22.0 million ($28.1 million at October 31, 2006) for its European subsidiary.  The borrowing base under the U.S. facility is generally calculated as a percentage of the Company’s U.S. inventory and receivables increased by an agreed upon value for real estate or intangible assets and decreased by certain other obligations.  The European borrowing base is calculated monthly based on a ratio of European debt to trailing twelve months European earnings before interest, taxes, depreciation and amortization.  At October 31, 2006, these borrowing base calculations resulted in $35.0 million available for borrowing in the U.S. and €22.0 million available for borrowing by the European subsidiary.  At October 31, 2006, the Company had $4.6 million of letters of credit outstanding under the U.S. portion of the facility which reduced the net availability on the U.S. line of credit to $30.4 million.  At October 31, 2006, no amounts were outstanding under the European portion of the facility.

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

The Company incurred capital expenditures of $18.8 million during the nine months ended October 31, 2006 compared to $15.8 million during the nine months ended October 31, 2005.  Capital expenditures in fiscal 2007 included $2.6 million related to the new ERP system and other information technology projects, retail expansion expenditures of $5.7 million, and various expenditures related to the manufacture of new products and facilities improvements of $10.5 million.

The Company’s long-term debt structure includes $165.0 million of 8 7/8% senior subordinated notes which are due in 2011 and €100 million ($127.6 million at October 31, 2006) of euro-denominated floating rate notes which are due in 2010.  The euro-denominated notes bear interest at Euribor plus 4.375% and the rate resets quarterly.  At October 31, 2006, the rate was 7.63%.

On November 21, 2006, the Company announced that it has commenced offers to purchase and consent solicitations for any and all of its outstanding 8 7/8% senior subordinated notes due 2011 and floating rate senior notes due 2010.  The offers to purchase and consent solicitations are part of a series of transactions that are expected to include the following components:  (i) the conversion of at least 90% of the Company’s outstanding shares of convertible preferred stock (the “Preferred Stock”) into shares of its common stock (the “Preferred Stock Conversion”); (ii) the entering into a new credit facility consisting of an approximately $450 million term loan facility and an approximately $80 million revolving credit facility; and (iii) the distribution of approximately $175 million in cash in the form of a special dividend to the Company’s stockholders (the “Special Dividend”) and dilution adjustment payments to its option holders (collectively, the “Distribution”).

The Company’s Board of Directors has formed a special committee of its independent directors to review and evaluate the Preferred Stock Conversion and the Distribution, including the declaration of the Special Dividend, to negotiate the terms of such transactions with representatives of the holders of its Preferred Stock and to make recommendations to the Company’s Board of Directors.  There can be no assurance that these transactions will be completed or that the Special Dividend will be declared.

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of October 31, 2006 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental, which have not changed significantly since January 31, 2006.  The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary.  From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure on certain foreign operations through the use of forward delivery commitments.  No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations.  The Company has also designated the principal balance of €100 million ($127.6 million as of October 31, 2006) floating rate senior notes as a hedge of the foreign currency exposure related to the investment in its European operations.  Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

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

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 shall be effective for fiscal years beginning after December 15, 2006.  Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year.  The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company does not expect FIN 48 to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute.  The standard does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirements Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Based on available information from the last measurement dates for the defined benefit pension and other postretirement benefit plans and reflecting potential variability in actuarial assumptions, such as discount rates and asset returns, and plan experience, the Company estimates that the impact due to the recognition at January 31, 2006 of previously unrecognized amounts would reduce shareholders’ equity by approximately $7 million. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available. The Company expects that the measurement-date provisions of SFAS No. will be implemented effective in fiscal 2009.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures.  SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permit existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  The Company does not expect that the adoption of SAB No. 108 will have a material effect on its consolidated financial statements.

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

At October 31, 2006, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $70.4 million compared to approximately $34.2 million at January 31, 2006.  Contracts outstanding at October 31, 2006 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on the cost of goods purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income (loss) for the nine months ended October 31, 2006 would be approximately $7.0 million, before the effect of income taxes.  Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

The amount of fixed rate long-term debt outstanding has not changed materially from the amount outstanding at January 31, 2006.  The Company’s outstanding publicly traded 8 7/8% senior subordinated notes have a face amount of $165.0 million.  At January 31, 2006, the quoted market price of these notes was $105.75 per $100.00 of principal; at October 31, 2006, the quoted market price of these notes was $104.75 per $100.00 of principal.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  Based on that evaluation, management concluded that as of October 31, 2006 the Company did not maintain effective internal controls over financial reporting because of a material weakness in its internal controls over accounting for income taxes.  During the period subsequent to January 31, 2006 and prior to May 14, 2006, when the Company filed its Annual Report on Form 10-K, the Company concluded that the historical calculations of its deferred tax asset valuation allowances were not correct.  This resulted in the Company restating its fiscal 2005 and 2004 consolidated financial statements.  As described in Note 2 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 31, 2006, the effect of the restatement was to increase the deferred tax asset valuation allowance at January 31, 2003 by $5.75 million.  To remediate the material weakness in controls over the Company’s accounting for income taxes, the Company has engaged an independent registered public accounting firm (other than its auditors, KPMG LLP) to perform an analysis of its internal controls over accounting for and disclosure of income taxes.  This firm has made various recommendations to the Company and the Company has begun implementation of such recommendations.

Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition as of October 31, 2006 and January 31, 2006 and the results of operations for the three and nine months ended October 31, 2006 and 2005 and cash flows for the nine months ended October 31, 2006 and 2005.

Except for the implementation of changes to improve internal controls over accounting for and disclosure of income taxes, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s first three fiscal quarters of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Samsonite Europe N.V. and one of its subsidiaries are the subject of a lawsuit filed in France related to the August 31, 2005 sale of the Henin-Beaumont, France manufacturing facility (the “H-B site”)  (see footnote (2) for a more detailed description of the H-B site sale).  The summons was issued on November 21, 2006 and the case is pending in the Tribunal de Grande Instance in Paris, France.  The plaintiff in the lawsuit, Workers Council Energyplast, alleges, among other things, that Samsonite engaged in fraud in the sale of the facility and the related transfer of the Company’s liability and responsibility for employee pension and social costs for the 202 employees at the H-B site.  The lawsuit seeks to overturn the August 31, 2005 sale of the H-B site. The Company believes that the lawsuit is without merit and intends to vigorously defend its position; however, an unfavorable resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

The Company is also a party to various other legal proceedings and claims in the ordinary course of its business.  The Company believes that the outcome of these other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on September 19, 2006, the Company’s stockholders approved a proposal to re-elect the following Board members:

	Number of Shares
	For	Withheld
Melissa Wong Bethell	503,510,755	1,608,666
Marcello Bottoli	503,490,595	1,628,826
Charles Philippin	504,324,617	794,804
Ferinando Grimaldi Quartieri	503,150,799	1,968,622
Antony P. Ressler	503,515,223	1,604,198
Lee Sienna	503,144,021	1,975,400
Jeffrey B. Schwartz	503,146,126	1,973,295
Donald L. Triggs	504,689,031	430,390
Richard T. Warner	504,324,547	794,874

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

Date: December 15, 2006

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