Form 10-K
period 2007-01-31
SAMSONITE CORP/FL
filed 2007-05-01
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-23214

SAMSONITE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3511556
(State or other jurisdiction Of	(I.R.S. Employer
incorporation or organization)	Identification no.)
575 West Street, Suite 110
Mansfield, Massachusetts	02048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 851-1400

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

As of April 30, 2007, the registrant had outstanding 742,032,974 shares of Common Stock, par value $.01 per share. The aggregate market value of such Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on July 31, 2006, as reported on the OTC Bulletin Board was approximately $65.6 million. Shares of Common Stock held by each officer and director and by each person who owns 10 percent or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents incorporated by reference:   Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days at the end of the fiscal year covered by this report

Important Notice:

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” under Item 1.

PART I

ITEM 1.                BUSINESS

General Development

We are one of the world’s largest and most recognized designers and distributors in the luggage industry, as well as one of the leading distributors of business, computer, outdoor, and casual bags. We sell our products under a number of well-known brand names, primarily Samsonite® Black Label, Samsonite®, American Tourister®, and Lambertson Truex®, and licensed brand names such as Lacoste® and Timberland®. With net sales of $1.1 billion for our fiscal year ended January 31, 2007, an increase of approximately 10.7 percent from the preceding fiscal year, we are the leader in the global luggage industry and significantly larger than any of our primarily regionally based competitors. Our net sales for the fiscal years ended January 31, 2006 and January 31, 2005 were $966.9 million and $902.9 million, respectively. Our compound annual growth rate, or CAGR, on sales from fiscal year 2004 to fiscal year 2007 was 11.3 percent.

In fiscal year 2007, we had a consolidated loss to common stockholders of $145.2 million after preferred stock dividends of $138.4 million and the cumulative effect of an accounting change of $1.4 million. The consolidated loss for fiscal 2007 also includes $22.5 million in premiums paid on the repurchase of our 8 7/8% Senior Subordinated Notes due 2011, the repurchase and redemption of our Floating Rate Senior Notes due 2010 and the related write off of deferred financing costs. In fiscal 2006 and 2005, we had a consolidated loss to common stockholders of $1.5 million and $23.4 million, respectively.

Our product assortment includes product lines appealing to many types of consumers, from those focused on luxury under the Lambertson Truex product line and on premium products under the Samsonite Black Label line; those focused on quality, functionality and durability which are featured in the Samsonite lines; or value-conscious consumers who prefer the American Tourister brand. In addition to using our Samsonite and American Tourister brand names on the products we manufacture or distribute, we license these brand names to third parties for use on products that include travel accessories, leather goods, furniture and other products.

Our principal corporate office is at 575 West Street, Suite 110, Mansfield, Massachusetts 02048, our telephone number is (508) 851-1400, and our main website is www.samsonite.com. In May 2006, we opened a new executive office in the United Kingdom at 4 Mondial Way, Harlington, Middlesex UB3 5AR where our Chief Executive Officer and executives responsible for core global functions are or will be based. Our telephone number in the United Kingdom is (44) 208-564-4200. We were incorporated in Delaware in 1987.

Our products are sold in over 100 countries at various types of retail establishments including department stores, high street shops and luggage specialty stores, mass merchants, warehouse clubs, computer and electronic superstores, office superstores, bookstores, and travel product stores. We also sell certain products through over 300 Samsonite-operated retail stores in North America, Europe, Asia and Latin America, and in shop-in-shop concessions principally in Asia and in franchised retail stores. In addition, our products are sold through www.samsonitecompanystores.com, www.samsoniteblacklabel.com and the websites of many of our customers. We design the majority of our luggage products at our facilities in Europe, North America and Asia. Our products are produced by third party suppliers that satisfy Samsonite’s quality and production standards or Samsonite-operated manufacturing facilities. Sales in Europe, North America, and in our other markets (including Asia and Latin America) comprised 41.9 percent, 35.3 percent, and 21.6 percent of our net sales, respectively, in fiscal year 2007. Licensing revenues comprised the remaining 1.2 percent of total revenues.

Our fiscal year ends on January 31. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, “fiscal 2007” refers to the 12 months ended January 31, 2007. Our foreign subsidiaries generally have fiscal year ends of December 31 and results are included through that date.

Products and Development

We distribute a broad range of products that include softside, hardside and hybrid (combination hardside and softside) luggage, business and computer bags, outdoor and casual bags, shoes, accessories and other related products.

Below is our market positioning for each of our principal brands:

Brand Name	Percentage of Net Product Sales Fiscal Year 2007	Marketing Positioning	Consumers
Owned Brand Names:
Samsonite Black Label	1.6%	Premium	Very affluent
Lambertson Truex	— %*	Luxury	Very affluent
Samsonite	70.0%	High-quality, innovative	Upper income, affluent
American Tourister	15.0%	Quality and value	Middle to lower income and value-conscious
Licensed Brand Names:
Lacoste	5.8%	Premium sport and casual	Affluent
Timberland	0.6%	Casual and outdoor	Affluent
Other	7.0%
Total	100.0%

*                    A 63% interest in Lambertson Truex was acquired by the Company effective as of July 6, 2006.

Licensed Products.   We license our trademarks primarily for use on related product categories that are made and sold by licensees either worldwide or in certain geographic regions. Our licensees are selected for competency in their product categories and usually sell parallel lines of products under their own or other brands. Examples of licensed products include leather business and computer cases (in North America only), furniture products, travel accessories, photo and audio storage gear, personal leather goods, umbrellas, cellular phone cases, school bags, shoes and children’s products. Net sales include royalties earned and sales of licenses of $14.0 million, $16.6 million and $19.9 million, for the years ended January 31, 2007, 2006 and 2005, respectively. For the year ended January 31, 2005, we had royalties of $4.9 million from a luggage manufacturer and distributor in Japan. In December 2004 the license agreement with our Japanese distributor lapsed and the Company initiated direct market sales in Japan.

The following table sets forth an overview of the percentage of our fiscal year 2007 revenues from global sales of luggage, business and computer cases, and outdoor and casual bags by product categories:

Product Category	Percentage of Net Sales, Fiscal Year 2007	Principal Products	Key Brands	Main Distribution Channels
Luggage	66.8%	Hardside and softside luggage, garment bags, carry on bags	Samsonite Black Label, Lambertson Truex	Direct retail stores, specialty stores and high-end department stores
			Samsonite	Mid-level department stores, specialty stores, national chains, warehouse clubs, direct retail stores
			American Tourister	National chains, mass merchants, specialty stores, direct retail stores
Casual and Outdoor Bags	12.5%	Duffel bags, tote bags, backpacks, shoulder and hip bags, school bags, handbags	Lambertson Truex, Samsonite Black Label, Samsonite, Lacoste, Timberland	Specialty stores, department stores, national chains, warehouse clubs, sport and outdoor retailers
			American Tourister	National chains, mass merchants, specialty stores
Business and Computer Cases	12.0%	Briefcases, business cases, computer cases	Lambertson Truex, Samsonite Black Label	Direct retail stores, specialty stores and high-end department stores
			Samsonite	Department and specialty stores, office superstores, OEMs, warehouse clubs
			American Tourister	Mass merchants
Other	8.7%	Small leather goods, footwear, clothing, travel accessories	Samsonite Black Label, Lambertson Truex	Direct retail stores, high end department stores, specialty stores
			Samsonite, Lacoste	Department stores, specialty stores,
			American Tourister	Department stores, specialty stores, mass merchants
Total	100.0%

Our product categories are described below.

Softside Luggage.   The softside luggage category includes suitcases, garment bags and soft carry-on suitcases. Approximately 90 percent of the softside luggage we sell is made for us by independent finished goods suppliers located around the world. We produce the balance of our softside luggage and garment bags in our own facilities located in Eastern Europe. Our softside products are sold under all of our major brands.

Over the past few years, Samsonite has introduced a number of innovative proprietary features in its softside luggage products in response to consumer demands for increased ease of use and better interior organization, mobility and protection. An example is the SpaceMaster carry-on/tote designed to fit easily in airline overhead bins or under seats.

Hardside Luggage.   We manufacture most of our hardside suitcases in Company-owned factories. Our hardside luggage is sold under the Samsonite, Samsonite Black Label and American Tourister brands. Each line includes a variety of sizes and styles to suit differing travel requirements. We currently manufacture hardside suitcases using three basic processes: injection molding, vacuum forming and pressure forming. Two of these processes require different types of plastic resin; the third uses proprietary, SRP (self-reinforcing polymer) laminates. Our hardside suitcases include proprietary features to reduce the case’s overall weight, which facilitates packing and transport.

Hybrid Luggage.   We have introduced products that include important proprietary designs and features of both the hardside and softside luggage. Generally, hybrid cases such as X’Lite use our various polymer-molding technologies to form the structural, protective shell portion, with textile-based soft portions forming the rest of the product. Such travel products use our patented, proprietary process to mold sleek, tough polymer frames around laminated fabric panels to form extremely light shells.

Business and Computer Cases.   We sell a variety of business and computer cases under our Lambertson Truex, Samsonite Black Label, Samsonite and American Tourister brand names. We are pursuing innovations in lighter weight and more fashionable styles meeting the functionality requirements of modern travelers. Our latest introductions are a line of women’s computer bags, a line of casual business cases and a mobile office computer bag with Spinner wheels. We design and have our suppliers manufacture our softside business cases and computer cases. In addition, we license our brands to experienced business case distributors for the sale of certain products in the United States.

Outdoor and Casual Bags.   The outdoor and casual bag market includes duffel bags, casual luggage, tote bags, athletic bags, traditional backpacks, daypacks, and shoulder bags. We have expanded our business in this growing market by increasing distribution of products under our licensed Lacoste brand and acquiring a majority interest in American luxury accessory brand Lambertson Truex. Additionally, the Company has obtained the license of the Timberland brand to extend its reach in the outdoor and casual bag markets and began distribution of Timberland products during fiscal 2007. We believe that by offering consumers a number of product lines with varying styles and price points, we have the opportunity to capture a larger portion of this market.

Regions and Store Locations

Our products are sold in over 100 countries around the world from the retail locations of others, from our own stores, over the Internet at www.samsonitecompanystores.com, www.samsoniteblacklabel.com and at the websites of a number of our customers. Retail channels of distribution primarily include department and specialty stores, national and mass merchant retailers, warehouse clubs and our own retail stores.

Sales of our products tend to be only moderately seasonal. Sales are slightly higher in the third and fourth quarters of fiscal years when the back-to-school shopping season increases sales for backpack and casual products and when holiday travel and gift-shopping increases sales for our travel products and accessories.

A summary of net revenues follows:

	Net Revenues
	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
	(amounts in millions)
Europe	$448.4	417.4	406.0
North America	377.5	363.9	343.0
Asia	182.8	127.7	99.0
Latin America	48.2	41.8	36.1
Corporate & Other	13.5	16.1	18.8
Total	$1,070.4	966.9	902.9

Europe.   Our Samsonite and Samsonite Black Label products in Europe are sold through specialty luggage and leather goods stores and department stores. We also sell our products through over 50 Company-operated Samsonite Black Label and Samsonite retail stores and outlets located throughout Western and Central Europe. In order to preserve the premium image of the Samsonite brand, Samsonite brand products are not distributed through discount retailers. Our American Tourister brand has been introduced in Europe as well as in Asia to establish a single global brand name in the discount channel (known in Europe as “hypermarkets”). American Tourister products are also sold through the traditional distribution channels (department and specialty stores) in Europe. Our direct sales and product demonstration force of approximately 130 people serves companies with retail outlets throughout Europe.

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

North America.   Our Samsonite Black Label products are sold in high-end department and specialty luggage stores. Our Lambertson Truex products are sold in high-end department stores. Our Samsonite and American Tourister branded products are sold in North America primarily through traditional luggage retail distribution channels such as mid-level department stores and luggage specialty stores. Some national retailers and warehouse clubs carry Samsonite and American Tourister products uniquely designed for them. American Tourister products are primarily sold to middle income and value conscious consumers through discount channels such as mass merchants where we do not distribute the Samsonite brand. Our direct sales force of approximately 40 professionals services our customers’ retail outlets throughout North America.

We currently operate over 150 retail stores in North America that distribute Samsonite and, to a lesser extent, American Tourister products. In fiscal year 2007, approximately 31.7 percent of our sales in North America came from our retail stores.

Asia.   We sell our products through Company-operated Samsonite retail stores, Company operated shop-in-shop concessions in department stores and non-Company operated franchise stores as well as specialty stores and travel stores. We market directly in Australia, Japan, Korea, India, China, Hong Kong, Singapore, Taiwan, Thailand and Malaysia. In other Asian markets where we do not market directly, we sell through distributors and agents. Our American Tourister brand is sold in selective Asian markets through hypermarkets, specialty stores and department stores. Revenues from Asian operations increased 43.1 percent from fiscal year 2006 to fiscal year 2007.

Latin America.   Our Samsonite and American Tourister branded products are sold in Latin America primarily through traditional luggage retail distribution channels such as department stores and luggage specialty stores. We also operate over 20 retail stores in Latin America that distribute Samsonite and American Tourister products. A number of these stores are company outlet stores that provide a profitable distribution channel to liquidate our excess and discontinued products. As American Tourister products are primarily sold to middle income and value conscious consumers, discount channels such as mass merchants and warehouse clubs are especially important to the distribution of American Tourister branded products in Latin America. Revenues from Latin America increased 15.3 percent from fiscal year 2006 to fiscal year 2007.

Elsewhere in the World.   In markets outside Europe, North America, Asia and Latin America, we sell our products either directly by export or through agents and distributors or under license. Products sold in these international markets are shipped from Eastern and Western Europe or Asia depending upon product type and availability. In some instances, we entered new markets through third party distributors and subsequently acquired these third party distributors as the markets developed. In a number of these markets, our distributors operate monobrand Samsonite “franchise” stores that provide a vehicle for distributing the products in markets where organized distribution is not widespread.

Distribution Channels

Specialty stores.   Our products are currently sold in specialty luggage stores around the world. Sales through specialty stores represented approximately 26.6 percent of our net product sales in fiscal year 2007, compared with 26.1 percent and 26.5 percent of our net product sales in fiscal year 2006 and fiscal year 2005, respectively.

Department stores.   Our products are currently sold in department stores, such as Macy’s, Lane Crawford and Harrods. Department store sales represented approximately 22.5 percent of our net product sales in fiscal year 2007, compared with 22.3 percent and 21.3 percent of our net product in fiscal year 2006 and fiscal year 2005, respectively.

Mass merchants.   Our products are currently sold in mass merchant stores such as Wal-Mart in the United States and Auchan in Europe. Sales through mass merchant stores represented approximately 6.0 percent of our net product sales in fiscal year 2007, compared with 6.3 percent and 5.4 percent of our net product sales in fiscal year 2006 and fiscal year 2005, respectively.

Office superstores.   Our products are currently sold in office superstores such as Staples in the United States. Sales through office superstores represented 3.1 percent of our net product sales in fiscal year 2007, compared with 3.8 percent and 4.8 percent of our net sales in fiscal year 2006 and fiscal year 2005, respectively.

Warehouse clubs.   Our products are currently sold in warehouse clubs mostly in the United States, such as Costco. Sales through warehouse clubs represented approximately 2.1 percent of our net product sales in fiscal year 2007, compared with 1.9 percent of our net product sales in fiscal year 2006 and fiscal year 2005.

Retail stores.   Our products are also sold through our network of directly operated stores. Our stores reinforce Samsonite’s global position as a leading, worldwide luxury travel and accessories brand. We currently operate over 300 retail stores worldwide that distribute Samsonite, Samsonite Black Label, and American Tourister products, a variety of travel-related products, and our excess and discontinued products. We also operate shop-in-shop concessions, primarily in Asia. We have also entered into “franchise” arrangements with retailers that enable us to assist the retailer with store location, signage, and retail marketing in exchange for exclusive supply arrangements in Asia (mainly India, South Korea and China).

Other channels.   Our products are currently sold in other channels throughout the world such as discounters, exclusive label, premium and other distributors and agents. Sales through other channels represented 22.5 percent of our net product sales in fiscal year 2007, compared with 21.5 percent and 20.7 percent of our net sales in fiscal years 2006 and 2005, respectively.

Advertising

Advertising resources are committed to brand advertising programs that promote the brand image and product features of our luggage and related products. Samsonite’s global advertising strategy is a fully integrated and targeted advertising effort through print, billboards, public relations, in-airport, on-line, and in-store advertising. During fiscal year 2007, we reinforced Samsonite’s positioning as a premium lifestyle brand by executing a host of strategic communication initiatives. We also featured internationally recognized business and fashion celebrities in our advertising. For example, during fiscal year 2007, we featured Sir Richard Branson, actress Isabella Rossellini and Spanish flamenco dancer Joaquín Cortés in our advertising, while in fiscal year 2008, we will feature advertising campaigns with fashion designer Alexander McQueen, race car driver Danica Patrick, and French actor Jean Reno. High profile public relations events such as our “House of Samsonite” press and media events back our advertising initiatives and support key product launches such as Samsonite Black Label by Alexander McQueen. We assist our trade customers in adapting their advertising to our global advertising campaigns through various cooperative advertising programs. We employ other promotional activities to further support our trade customers and increase product sales, including in-store point of sale print support and display fixturing along with consumer loyalty programs. In fiscal year 2007 we spent approximately $77.5 million on advertising and marketing promotion activities, an increase of 9.5 percent compared with fiscal year 2006. For the last five fiscal years we have expended, on average, in excess of $57.6 million annually in global communications, cooperative advertising programs, public relations, and promotional activities (such as catalogues, point of display materials, trade shows and sales samples) to support the sale of our branded products.

Manufacturing and Sourcing Products

We believe that our large size and leading market position allows us to achieve volume driven purchasing and manufacturing economies of scale. Our global product-sourcing network consists of various third party finished goods suppliers located principally in Asia and Samsonite-operated manufacturing facilities. Our global sourcing network enables us to obtain economies of scale by sourcing products from countries with low production costs while maintaining the same quality standards as are applied to the products we manufacture ourselves. We continue to adjust our business model to reduce fixed manufacturing costs and to adopt a more variable cost model that increases the amount of goods sourced from lower-cost production regions, which are primarily in Asia. Over the past several years we have closed several manufacturing facilities in the United States, Mexico, Belgium, Spain, France and Slovakia. Our remaining manufacturing facilities include hardside plants in Oudenaarde, Belgium and Nashik, India; and a softside plant in Szekszard, Hungary. Our initiatives are reflected in the ratio of manufactured softside products declining from 23 percent in fiscal year 2004 to 10 percent in fiscal year 2007.

In fiscal year 2007, we purchased 90 percent of our softside and hybrid products from third-party vendors in Asia. We select different third-party vendors to benefit from differences in manufacturing costs, payment terms and shipping costs. We do not rely on any single third-party vendor whose loss would be material to us. The remaining 10 percent of our softside and hybrid products was produced in Company-operated factories. Further, substantially all of our hardside products are manufactured in our own facilities.

Softside luggage is primarily made from fabric including nylon, polyester and vinyl as well as aluminum, steel, plastics and leather. These materials are purchased from various vendors throughout China and Taiwan and are readily available. The hardside luggage is composed primarily of polypropylene, which we source from two European suppliers, and various combinations of ABS (acrylinonitrile butadiene styrene) and polycarbonate, which we source from suppliers in India and Europe. None of these hardside materials is difficult for us to obtain as numerous third party vendors exist.

We maintain a vigorous quality control program for goods manufactured at our own plants and at third-party vendor facilities. New products are put through a series of simulation and stress tests to assure durability and strength. In our manufacturing facilities and our own quality assurance offices, we use quality control inspectors, engineers and lab technicians to monitor product quality and production standards at vendors’ production facilities.

Competition

Competition in the worldwide luggage industry is very fragmented. We have several regional competitors in each of our markets (Europe, North America, Latin America and Asia). However, no other company operates on a similar scale to us globally.

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

Customers

Our customers include specialty stores featuring luggage products, major department stores that carry luggage, retail chain stores, mass merchants, office superstores, warehouse clubs, premium sales (sales direct to business), Internet retailers and discounters. We also sell certain products directly to consumers through Samsonite-operated retail stores in Europe, North America, Latin America and Asia and over the Internet at our www.samsonitecompanystores.com and www.samsoniteblacklabel.com websites. We do not depend on any single customer for more than 3.2 percent of our consolidated revenues.

Management Information Systems

Samsonite has successfully started the process of replacing its legacy ERP systems with the SAP Enterprise Resource Planning (SAP) system. This software will enable the Company to globalize its data, processes and organization. It will assure data integrity and consistency of information across all entities in the organization.

As of February 2007, we had implemented the SAP system in Canada and had commenced implementation in the United States. We expect implementation of the entire system to be substantially completed in calendar year 2009.

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

Trademarks, Patents and Product Development

We are the registered owner of Samsonite®, American Tourister®, Lambertson Truex® and other trademarks. As of January 31, 2007, we had approximately 1,929 trademark registrations and 237 trademark applications pending in the United States and abroad covering luggage, travel equipment, apparel products and retail services. Our Samsonite and American Tourister trademarks are of material importance to our business. Our trademark registrations in the United States and elsewhere will remain in existence for as long as we continue to use and renew them on a timely basis.

We also own approximately 121 United States patents and approximately 802 patents in selected foreign countries (i.e., patents of inventions, industrial design registrations and utility models). In addition, we have approximately 352 patent applications pending worldwide for such intellectual property registrations. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. The patents we hold provide us with a significant competitive advantage in applicable portions of our business primarily associated with hardside and hybrid luggage products. Our patents and pending patent applications cover features, designs and processes in most of our mid- and higher-priced product lines. Although some companies have sought to imitate some of our patented products and our trademarks, we have generally been successful in enforcing our worldwide intellectual property rights.

We devote significant resources to new product design, development and innovation. We estimate that we have spent on average $8.2 million per year over the last three fiscal years on new product design and development. We start with market research to identify consumers’ functional requirements and style preferences. Once identified, we employ in-house and external designers and development engineers to develop new products that respond to those requirements and style preferences. In addition, we attempt to differentiate ourselves from our competitors by offering products that are innovative and distinctive in style and functionality. Our Creative Director has an extensive background in the design of luxury bags and accessories and is responsible for all global design functions.

Employees and Labor Relations

At January 31, 2007, we had approximately 5,000 employees worldwide, with approximately 1,300 employees in North America, 1,700 employees in Europe, 1,700 employees in Asia and 300 employees in Latin America. In the United States, approximately 100 employees are unionized under a contract that is renewed every three years and was most recently renewed in April 2005. At January 31, 2007 we employed in our European manufacturing plants approximately 500 workers located in Belgium and approximately 300 workers located in Hungary. In Europe, union membership is not definitively known to Samsonite, as union membership is confidential and varies from country to country. It is probable that most of our European workers are affiliated with a union, but we have no way of officially confirming this. Most European union contracts have a one-year duration. We believe our employee and union relations are generally satisfactory.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe”, “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan,” and words or terms of similar substance identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are intended to come within the safe harbor protection provided by those sections. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to advertising and marketing strategy, sourcing strategy, sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements. The Company undertakes no obligation and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to the risk factors set forth in Item 1A. Risk Factors.

ITEM 1A.        RISK FACTORS

Events which negatively affect travel levels adversely affect our business.

Demand for our products is affected by the public’s attitude towards the safety of travel, particularly air travel, the international political climate and the political climate of destination countries. Hostilities in the Middle East and other regions, events such as terrorist attacks and the threat of additional attacks, and the resulting political instability and concerns over safety and security aspects of traveling, may have an adverse impact on demand for our products. Additionally, the incidence or spread of contagious diseases (such as Severe Acute Respiratory Syndrome, commonly known as SARS, or Avian flu) may lead to a general reluctance by the public to travel, which could cause a decrease in demand for our luggage products and, as a result, may have an adverse effect on our sales, results of operations and financial condition. Any restrictions on airline activity imposed as a result of increased regulation (such as in relation to noise pollution, greenhouse gas emissions and other environmental laws) may also adversely affect our business.

A downturn in the economy may affect consumer purchases of our products, which could adversely affect our sales.

Our sales levels are correlated to general economic and business conditions in the global markets in which we sell our products. Our business is subject to economic conditions in our major markets, including recession, inflation, deflation, general weakness in retail and travel markets, and changes in consumer purchasing power. Any significant declines in general economic conditions or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on consumer purchases of our products and adversely affect our sales and gross profit margins. Moreover, a downturn in the economy may particularly affect consumer purchases of premium or luxury items, such as Samsonite Black Label and Lambertson Truex products.

Our inability to respond to changes in consumer demands and market trends could adversely affect our sales.

Our success depends on our ability to identify, originate and define product and market trends as well as to anticipate, understand and react to changing consumer demands in a timely manner. Our future business prospects are dependent on our ability to enhance our existing luggage products and accessories and to develop and market innovative new offerings that achieve market acceptance. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Consumer preferences differ in markets around the world. For example, in the United States, consumer preferences are primarily driven by price and features of the product, while in Europe and Asia, there is an increased focus on brand recognition. The enhancement of our luggage products and development of additional products are subject to all of the risks associated with new product development, including unanticipated delays, misjudgment of market trends, expenses or other difficulties that could result in the abandonment of or substantial change in our product development projects and the marketing or acceptance of these enhancements or new offerings. In addition, failure to continually enhance our products and to keep pace with market trends could result in a decrease in sales of our products.

Our ability to continue our sales growth is dependent upon the further implementation of our growth strategies, which we may not be able to sustain.

During recent years, we have experienced a growth in sales driven in part by our new products and geographical expansion and retail expansion strategies. Our ability to continue this growth is dependent on the successful continuation of these strategies. This includes diversification of our product offerings to include items beyond luggage, such as footwear and licensed products, and expansion of our Company-operated Samsonite retail and outlet locations. There can be no assurance that the expansion of our product offerings will be successful or that new products will be profitable or generate sales comparable to those we have recently experienced or that our increased emphasis on growth in the luxury goods market will result in our brand names and products achieving a high degree of consumer acceptance in that market. If we misjudge the market for our products, we may be faced with significant excess inventory for some products and missed opportunities for other products.

Implementation of our business strategy also involves the continued expansion of our network of Company-operated retail stores around the world. Over the next year, our goal is to open and operate directly or through franchises a number of additional Samsonite Black Label retail locations in large-market, fashion-oriented international shopping districts in major cities throughout the world, as well as a number of additional Samsonite stores in high-traffic street locations and/or shopping malls. Our ability to continue opening these new store locations depends upon, among other things, our ability to operate them at a profit, finance their opening and operations, secure them at reasonable rental rates and hire and train management and personnel to staff the stores. If we cannot address these challenges successfully, we may not be able to expand our business or increase our revenues at the rate we currently contemplate.

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

In addition, we may be subject to potential financial risk associated with the cost of prematurely terminated leases. Failure of the Company-operated retail stores to grow revenues as expected may oblige management to close a store (or stores) and thereby terminate a lease agreement prior to its expiration. While we try to enter into leases that provide us with flexibility in terms of termination, premature termination of a lease agreement may cause us to incur asset write-downs for store lease acquisition costs, leasehold improvements, fixtures and fittings or inventory or incur a portion of the future lease costs after termination. In addition, it is possible that we may have to incur rental and other charges after closing such stores for undetermined periods up to the lease expiry date.

We must be able to maintain effective distribution channels that serve our customers’ purchasing patterns, and satisfactory control of our wholesale and license distribution channels is critical.

The retail market is marked by rapid changes in distribution channels and customer purchasing patterns. Our products are sold through diverse distribution channels, from our Company-operated stores, through our website, and through retail locations of others, including department and specialty stores, national and mass merchant retailers, and warehouse clubs. Therefore, maintaining good relationships with superior distribution or joint venture partners and establishing new distribution channels to better serve our customers’ purchasing patterns is key to our continued success. The increasing bargaining power of entities in the wholesale sector could result in them exerting downward price pressure on products that they distribute. Additionally, if distribution channel trends and purchasing preferences change and we are not positioned to take advantage of such changes, we could be excluded from important market segments and our sales and results of operations could be adversely affected.

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

Our license agreement with Lacoste allows us to design, manufacture and market an extensive range of luggage, bags and leather goods under the Lacoste brand name. Products sold under the Lacoste brand name accounted for revenues of $61.0 million, or 5.8 percent of our revenues, in fiscal year 2007. Additionally, we are party to a license agreement with the Timberland Company, or Timberland, which allows us to design, manufacture and market luggage, business and computer cases and backpacks under the Timberland brand name. The Lacoste license agreement requires us, in each year, to achieve increasing minimum net sales of Lacoste branded goods in the various territories in which we have agreed to sell such goods. The Timberland license agreement requires us in each year to achieve increasing minimum net sales of Timberland branded goods and to make increasing annual royalty payments to Timberland. If these minimum net sales are not achieved, Lacoste and Timberland have the right under their respective license agreements to terminate their respective license agreements for a particular territory (in the case of the Lacoste license agreement) or in full (in the case of the Timberland license agreement). The Lacoste and the Timberland license agreements expire on December 31, 2010 and December 31, 2011, respectively. There can be no assurance that we will be successful in maintaining or renewing the Lacoste or Timberland licenses, or other licenses which are of commercial value to us, on terms that are acceptable to us. The loss of the Lacoste or Timberland licenses could have a material adverse affect on our business, results of operations and financial condition.

Failure to maintain the stature of our brands or a positive image of our company could have an adverse effect on our operating results and financial condition.

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

A significant portion of our net sales is derived from products that are manufactured by third party vendors, a majority of which are located in Asia and Eastern Europe. A significant change in these countries’ economic policies could adversely affect our ability to manufacture our products in such countries. The implementation of higher tariffs, quotas or other restrictive trade policies by those countries to which these third party vendors export their products could negatively impact the cost-saving benefits of these outsourced operations overseas. These factors could adversely affect our ability to maintain or commence low-cost operations outside the United States and the European Union. Additionally, the violation of labor or other laws by any of our third party vendors, or the divergence of third party vendors’ labor practices from those generally accepted as ethical by us or others in the United States and the European Union, could damage our reputation and force us to find alternative manufacturing sources.

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

We are dependent on our trademarks and patents, and our products may be the subject of counterfeit reproduction.

As a leading luggage manufacturer and retailer, we are dependent on our ability to protect and promote our trademarks, patents and other proprietary rights. We believe that our trademarks are adequately supported by applications for registrations, existing registrations and other legal protections in our principal markets. We own approximately 121 U.S. patents and approximately 802 patents (i.e., patents of inventions, industrial design registrations and utility models) in selected foreign countries. In addition, we have approximately 352 patent applications for such intellectual property registrations pending worldwide. We pursue a policy of seeking patent protection where appropriate for inventions embodied in our products. The loss of some or all of the protection of the patents could make it easier for other companies to enter our markets and compete against us by eroding our ability to differentiate our products. We cannot exclude the possibility that our intellectual property rights may be challenged by others or that we may be unable to register our intellectual property rights or otherwise adequately protect them in some jurisdictions. In addition, there can be no assurance that other companies will not be able to design and build competing products in a manner that does not infringe our patents.

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

We compete with many domestic and international companies in our global markets. We compete based on brand name recognition, consumer advertising, product innovation, quality, differentiation of product features, customer service and price. The worldwide luggage market is highly fragmented, meaning that we have many competitors. Our products compete with other brands of products within their product category and with private label products sold by retailers, including some of our wholesale customers. We compete with numerous manufacturers, importers and distributors of luggage, accessories and other products for the limited space available for the display of these products to the consumer. Given the general availability of contract-manufactured products, barriers to entry into the manufacturing of softside luggage are relatively low and we face competition from many low-cost manufacturers of inexpensive, softside luggage products. For example, we have faced increased competition in the low to mid-end of the luggage market due to competitors introducing new products at lower prices. If our competitors reduce the price at which they sell their products, we may be forced to reduce the price of our products which may reduce our revenues and/or gross profit margins. We cannot guarantee that we will be able to compete effectively in the future in our markets.

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

Our three major stockholders and their affiliates control approximately 85% of our voting stock. Samsonite is a party to a July 31, 2003 Stockholders’ Agreement with the major stockholders and others relating to the ownership rights and corporate governance of Samsonite. Pursuant to the terms of the Stockholders Agreement, the major stockholders have agreed to take all actions in their power to elect nominees selected by the major stockholders to our board of directors in the future. As a result, eight of the ten members of our board of directors are nominees of the major stockholders. In addition, our ability to take certain actions, including amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including debt incurrences, stock issuances, acquisitions, asset sales and the like), is subject to the written consent of either all or two-thirds (depending on the action) of the major stockholders so long as the major stockholders collectively continue to hold at least 25% of our outstanding voting stock. Accordingly, for the foreseeable future, our major stockholders will exercise significant influence over our board of directors and business and operations.

The level of ownership of the voting stock by the major stockholders may have the effect of making more difficult, or of discouraging, absent the support of such major stockholders, a proxy contest, a merger involving Samsonite, a tender offer, an open market purchase program or purchases of Samsonite common stock that could give holders of such stock the opportunity to realize a premium over the then-prevailing market price for their shares of common stock.

The business of our subsidiaries with international operations may be adversely affected by international business risks and fluctuations in currency exchange and translation rates.

Approximately 65.2 percent of our net revenues for fiscal year 2007 were attributable to our European and other foreign operations, which include significant operations throughout Asia and Latin America, and approximately 34.8 percent of our net revenues for fiscal year 2007 were attributable to our U.S. sales and licensing revenues. In addition to our U.S. and European distribution subsidiaries, we have wholly owned distribution subsidiaries in Canada, Latin America (Mexico, Colombia and Peru) and Asia (Singapore, Hong Kong, China, Japan, Taiwan and Malaysia). We have manufacturing subsidiaries in Belgium, Hungary and India. We are also a partner in joint ventures in Europe (Italy and Russia), Latin America (Brazil, Argentina and Uruguay), Asia (South Korea, India, Thailand and Australia), and the Middle East (United Arab Emirates). Our operations may be affected by economic, political, social and governmental conditions in the countries where we have manufacturing facilities or where our products are sold. In addition, our operations could be adversely impacted by unfavorable exchange rates, new or additional currency or exchange controls, other restrictions being imposed on our operations, or expropriation.

Our financial condition and results of operations may be adversely affected by fluctuations in the value of the U.S. dollar compared to the euro and other currencies. In fiscal years 2007, 2006 and 2005, 65.2%, 62.5% and 61.8%, respectively, of our revenues were denominated in currencies other than the U.S. dollar. As we report our financial results in U.S. dollars, we also face a currency translation risk to the extent that the assets, liabilities, revenues and expenses of our subsidiaries and joint ventures are denominated in currencies other than the U.S. dollar. Most of those subsidiaries operate using the functional currency of the country in which it is located. During fiscal years 2007, 2006 and 2005, our results of operations were positively impacted by the strengthening of the euro and other foreign currencies relative to the U.S. dollar. While exchange rate fluctuations over the past several years have been to our benefit, future material fluctuations in the exchange rates of foreign currencies relative to the U.S. dollar could have a material adverse effect upon our business, financial condition or results of operations.

Any material weaknesses in our internal control over financial reporting could result in a misstatement in our financial statements.

In preparing our financial statements for fiscal year 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of January 31, 2006, we did not maintain effective internal control over financial reporting because of a material weakness in our internal control over accounting for income taxes, including the calculation of deferred tax asset valuation allowances, which resulted in us having to restate our consolidated financial statements for fiscal years 2003, 2004 and 2005. We engaged an independent registered public accounting firm (other than our auditors, KPMG LLP) to perform an analysis of our internal control over accounting for and disclosure of income taxes. In response to their recommendations, we have expanded our tax accounting staff and undertaken a more rigorous analysis of controls over tax accounting and disclosures. As a result, as of January 31, 2007, we did not have any material weakness in our internal control over financial reporting. Any future material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

Our business may be adversely affected if we continue to encounter complications in connection with the implementation of our SAP information management software.

We are in the process of replacing all of our various business information systems worldwide with the SAP system. As of February 2007, we had implemented the SAP system in Canada and had commenced implementation in the United States. We expect implementation of the entire system to be completed in calendar year 2009. We have, to date, experienced some delays in this implementation. These delays and other implementation difficulties have led to shipping delays and a slowdown of sales, not all of which may be recovered. Any further delay in the implementation of, or disruption in the transition to our new or enhanced systems, procedures or controls, could harm our ability to ship our products in a timely manner, accurately forecast sales demand, manage our supply chain, achieve accuracy in the conversion of electronic data and records and to report financial and management information on a timely and accurate basis. Failure to properly or adequately address these issues could result in the diversion of management’s attention and resources and impact our ability to manage our business and our results of operations.

We have relocated certain of our management functions to the United Kingdom (“U.K.”). Such relocation, if not structured in an appropriate manner on an ongoing basis, could lead to material adverse tax consequences for the group.

We have relocated a number of our executive officers and other senior management, together with certain of our management functions, to the U.K. We have sought to structure the relocation and the ongoing exercise of such functions in a manner that will not cause Samsonite Corporation to become tax resident in the U.K. or to have a permanent establishment there for U.K. tax purposes. There is no advance clearance procedure in the U.K. for agreeing whether a company is resident in the U.K. or whether a company has a U.K. permanent establishment but, as part of our relocation process, we have submitted applications to the U.K. and U.S. tax authorities with a view to agreeing a bilateral “Advance Pricing Agreement” in relation to the transfer pricing of certain management services to be provided from the United Kingdom to the group, which applications include details of the relocation and the management functions being or to be carried out in the U.K. While we believe that we are structuring our management functions in a way that achieves our objectives, there can be no assurance that we will succeed in doing so, or that the U.K. tax authorities will agree with our approach. Should we not succeed in structuring our affairs so Samsonite Corporation does not to become tax resident in the U.K. and so Samsonite Corporation does not to have a permanent establishment there, or should the U.K. tax authorities disagree with our approach, it is our intention to seek alternative solutions in relation to the location and structure of our management functions. The inability to implement this transition without Samsonite Corporation becoming resident or having a permanent establishment in the U.K. could lead to material adverse tax consequences for the group.

We have a leveraged capital structure which could adversely affect our financial health, and our ability to service our indebtedness and to grow our business.

As of January 31, 2007 we had total indebtedness of $501.9 million and a stockholders’ deficit of $222.3 million. Our substantial debt could have consequences to security holders, including:

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

We are party to a senior credit facility, consisting of a $450 million senior secured term loan facility which was drawn in full as of January 31, 2007 and an $80 million senior secured revolving credit facility of which $18 million was drawn at January 31, 2007. Borrowings under the senior credit facility bear interest at rates adjusted periodically depending on our financial performance as measured each fiscal quarter and interest rate market conditions. We also have other short-term credit lines that we use from time to time to finance our foreign operations that are variable rate obligations. At January 31, 2007, we had borrowings of $12.1 million under these other short-term credit lines. Borrowings under the senior credit facility and the short-term credit lines vary from time to time throughout the year as our business needs fluctuate. If interest rates rise, our interest expense will increase and our results of operations will be adversely affected.

We are subject to restrictive covenants imposed by our senior credit facility and by an agreement we are party to with the Pension Benefit Guaranty Corporation.

During fiscal 2007, the Company entered into a new senior credit facility (the “Senior Credit Facility”) consisting of a senior secured term loan facility, a senior secured revolving credit facility (the “Revolving Credit Facility”) and a letter of credit sub-facility. The Senior Credit Facility contains financial and other covenants that, among other things, limit the Company’s ability to draw down the full amount of the Revolving Credit Facility, engage in transactions with its affiliates, incur any additional debt outside of the Senior Credit Facility, create new liens on any property, make acquisitions, participate in certain mergers, consolidations, acquisitions, liquidations, asset sales, investments, or make distributions or cash dividend payments to its equity holders or with respect to its subordinated debt. Such covenants will affect our operating flexibility and may require us to seek the consent of the lenders to certain transactions that we may wish to carry out. Agreements governing future indebtedness could also contain significant financial and operating restrictions. Any failure to comply with the covenants in our Senior Credit Facility or in any other indebtedness to which we are a party could result in an event of default, which could permit acceleration of the relevant indebtedness and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.

We are also party to an agreement with the Pension Benefit Guaranty Corporation, or PBGC, pursuant to which we have granted to PBGC an equal and ratable lien in an amount of $66.6 million in the assets pledged as security under our credit facility referred to above. We have also agreed not to transfer any of our assets held in the United States to any of our subsidiaries or other businesses outside of the United States (other than in the ordinary course of business) for the term of the agreement.

We have significant underfunded and unfunded U.S. pension and post-retirement obligations, which could adversely affect our liquidity.

Since fiscal year end January 31, 2003, the estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), or ABO, has exceeded the fair value of the assets of our pensions plans. This result is primarily due to the decline in equity markets during and after 2002 and a decline in the discount rate used to estimate the pension liability because of lower U.S. interest rates since 2002. The ABO exceeded the fair value of plan assets as of December 31, 2006, 2005 and 2004 by $53.0 million, $56.9 million and $42.2 million, respectively. The same facts that affected ABO also required that we take a charge (credit) to other comprehensive income (loss) of $(6.4) million, $9.2 million and $17.8 million, for the years ended January 31, 2007, 2006 and 2005, respectively. Accounting rule changes adopted as of January 31, 2007 required the Company to accrue an additional liability for underfunded pension and post-retirement obligations of $1.3 million, reduce intangible assets by $1.3 million and increase accumulated comprehensive loss by $2.6 million. Funding amounts for the underfunded U.S. pension plan are determined by regulatory requirements, which have been changed recently and will become effective in 2008 with transition rules that apply for four years. The Company estimates that the minimum required contributions and payments for the U.S. pension and post-retirement benefits in fiscal 2008 will be approximately $16.5 million and from $6.0 million to $27.0 million in fiscal years 2009 - 2012. Future market conditions and interest rates significantly impact future assets and liabilities of our pension plans and future minimum required funding levels, and similar charges or credits to stockholders’ equity may be required in the future upon measurement of plan obligations at the end of each plan year.

We cannot assure investors that we will make dividend payments in the future.

On December 20, 2006, our Board of Directors approved a special cash distribution in an aggregate amount of $175 million, consisting of dividends on our shares of common stock and our then outstanding convertible preferred stock and certain dilution adjustment payments to holders of certain of our outstanding stock options (the “Distribution”). On January 5, 2007, as part of the Distribution we paid dividends in an amount of approximately $0.23 per share of common stock. Other than the dividends paid in connection with the Distribution, we have not declared any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends will be a business decision to be made by our Board of Directors from time to time based on such considerations as the Board of Directors deems relevant. In addition, dividends are payable only out of funds legally available under Delaware law, subject to any restrictions contained in our debt instruments. The payment of dividends on our common stock is currently limited by certain provisions of our senior credit facility.

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

Segment	Description	Owned or Leased
Corporate and Americas
Mansfield, MA	Americas headquarters	Leased
Europe
London, England	Executive offices	Leased
Oudenaarde, Belgium	Manufacturing plant, office, warehouse	Leased/Owned
Szekszard, Hungary	Manufacturing plant	Owned
Saltrio, Italy	Office, warehouse	Owned
Madrid, Spain	Office	Leased
Asia
Mumbai, India	Office	Leased
Nashik, India	Manufacturing plant, warehouse	Owned
Bhiwandi, India	Warehouse	Leased
Ningbo, China	Assembly plant, warehouse	Owned
Seoul, Korea	Office	Leased
Singapore	Warehouse	Leased
Hong Kong	Office, warehouse	Leased
Bandar Sunway, Malaysia	Office, warehouse	Leased
Melbourne, Australia	Office, warehouse	Leased
North America
Denver, CO	Office, warehouse	Leased
Jacksonville, FL	Warehouse	Leased
Stratford, Canada	Warehouse	Leased
Latin America
Mexico City, Mexico	Office, warehouse	Owned
Buenos Aires, Argentina	Office, warehouse	Leased/Owned
Uruguay	Warehouse	Leased
Sao Paulo, Brazil	Office	Leased

We also maintain numerous leased sales offices and retail outlets throughout the world.

ITEM 3.                LEGAL PROCEEDINGS

Samsonite Europe N.V. and one of its subsidiaries was the subject of a lawsuit filed in France in November 2006 related to the August 31, 2005 sale of the Henin-Beaumont, France manufacturing facility (the “H-B site”) (see Note 4 to the consolidated financial statements included elsewhere herein for a more detailed description of the H-B site sale). The plaintiff in the lawsuit, Workers Council Energyplast (“Workers Council”), seeks to overturn the sale of the H-B site and the related transfer of the Company’s liability and responsibility for employee pension and social costs for the 202 employees at the H-B site. On March 13, 2007, the Tribunal de Grande Instance in Paris (the “Court”) dismissed the claim on procedural grounds. Counsel for the Workers Council initiated appeal on April 11, 2007 and announced that in appeal the 202 workers will join in the lawsuit. Samsonite was notified of the filing of the appeal on April 16, 2007.

The Company believes that the appeal of the Court’s decision is without merit and intends to vigorously defend its position; however, an unfavorable resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock, par value $.01 per share (the “Common Stock”), is traded by dealers using the OTC Bulletin Board under the symbol “SAMC.OB”. The table below sets forth the high and low per share sale prices for the Common Stock for fiscal years 2006 and 2007 and through April 25, 2007 (as reported on the OTC Bulletin Board). The over-the-counter market quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price of the common stock on the OTC Bulletin Board on April 25, 2007 was $1.14 per share.

	High	Low
Fiscal 2008
February 1, 2007 through April 25, 2007	$1.15	0.95
Fiscal 2007
Fiscal quarter ended:
April 30, 2006	$1.16	0.79
July 31, 2006	$1.31	0.82
October 31, 2006	$1.05	0.80
January 31, 2007	$1.21	0.83
Fiscal 2006
Fiscal quarter ended:
April 30, 2005	$1.50	0.55
July 31, 2005	$1.04	0.75
October 31, 2005	$0.90	0.55
January 31, 2006	$0.95	0.58

As of April 25, 2007, the number of holders of record of our Common Stock was 331.

On December 21, 2006, the Company’s Board of Directors approved a special cash distribution in an aggregate amount of $175 million (the “Distribution”) consisting of dividends on the Company’s common stock totaling $53.3 million, dividends on the Company’s convertible preferred stock totaling $116.1 million and dilution adjustment payments to holders of certain of the Company’s outstanding stock options totaling $5.6 million. The total dividend per share of common stock and to preferred stockholders on an as converted basis was approximately $0.23. In connection with the Distribution, holders of more than 99% of the convertible preferred stock converted their convertible preferred stock into common stock effective as of January 4, 2007.

The payment of dividends is at the discretion of our Board of Directors and depends upon, among other things, the Company’s earnings, financial condition, capital requirements, extent of bank indebtedness and contractual restrictions with respect to the payment of dividends. The terms of our indebtedness currently contain provisions which limit our ability to pay dividends on our common stock.

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

	Year ended January 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations data
Net sales	$1,070,393	966,886	902,896	776,451	752,402
Gross profit	$545,942	470,381	417,014	347,907	321,294
Gross margin percentage	51.0%	48.7%	46.2%	44.8%	42.7%
Operating income	$79,840	73,035	65,735	67,690	68,739
Net income (loss) before cumulative effect of an accounting change	$(8,229)	13,321	(9,698)	2,751	(2,455)
Cumulative effect of an accounting change	$1,391	—	—	—	—
Net income (loss)	$(6,838)	13,321	(9,698)	2,751	(2,455)
Preferred stock dividends	$(138,386)	(14,831)	(13,683)	(31,055)	(42,837)
Net loss to common stockholders	$(145,224)	(1,510)	(23,381)	(28,304)	(45,292)
Weighted average common shares outstanding—basic and diluted	266,665	226,587	224,764	122,842	19,863
Net loss per common share—basic and diluted	$(0.54)	(0.01)	(0.10)	(0.23)	(2.28)
Balance Sheet data (as of end of period)
Cash and cash equivalents	$78,548	85,448	56,378	29,524	22,705
Property, plant and equipment, net	$103,999	89,100	98,810	114,471	112,895
Total assets	$651,125	567,251	563,083	501,888	493,664
Long-term obligations (including current Installments)	$489,819	297,832	338,841	327,567	423,155
Stockholders’ deficit	$(222,274)	(51,213)	(56,342)	(29,385)	(470,447)
Cash dividend declared per common share	$0.23	—	—	—	—

During fiscal 2007, the Company made a $175.0 million Distribution to common and preferred shareholders and dilution adjustment payments to certain holders of the Company’s stock options, retired $174.7 million of its outstanding 8 7/8% Senior Subordinated notes due 2011 and €85.3 million (equivalent to $112.5 million on the payment date) outstanding Floating Rate Notes. The Company accrued $6.2 million in additional convertible preferred stock dividends through June 15, 2007 as part of the Distribution. In connection with the distribution and note retirements, approximately $2.6 million in expenses related to the transactions were charged to SG&A in fiscal 2007 and $22.5 million of tender and call premiums and the write-off of deferred financing costs were charged to Other Income (Expense) during fiscal 2007. In connection with the Distribution to finance these transactions, the Company entered into a new senior credit facility consisting of a $450 million senior secured term loan facility and an $80 million senior secured revolving credit facility including a letter of credit sub-facility. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

The Company has implemented various restructuring plans and incurred restructuring charges in each of its fiscal years 2003 through 2007, which may affect the comparability of the selected historical consolidated financial information presented above, and the comparability of such information to future years’ financial information. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the fiscal 2007, 2006 and 2005 restructurings.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for each of the three years ended January 31, 2007, 2006 and 2005 and should be read in conjunction with the selected financial data and the consolidated financial statements of the Company and notes thereto beginning on page F-1. References to a fiscal year denote the calendar year in which the fiscal year ended; for example, “fiscal 2007” refers to the 12 months ended January 31, 2007 (or December 31, 2006 in the case of foreign operations). The Company’s operations consist primarily of the design, manufacture and distribution of luggage, as well as business, computer, outdoor, casual bags and footwear and the operation of retail stores throughout the world. We sell our products under a number of brand names, primarily Samsonite Black Label®, Samsonite®, and American Tourister®, as well as Lambertson Truex®, and licensed brand names including Lacoste® and Timberland®. The Company also licenses its brand names and is involved with the design and sale of footwear. The discussion is organized under the following headings: Fiscal 2007 Cash Distribution, Executive Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Financing and Other Matters, Critical Accounting Policies and New Accounting Standards.

Fiscal 2007 Cash Distribution

During fiscal 2007, the Company made a special cash distribution to stockholders in an aggregate amount of $175.0 million (the “Distribution”), consisting of dividends of $53.3 million on the Company’s common stock, dividends of $116.1 million paid in respect of dividend participation rights of the Company’s then outstanding convertible preferred stock, and dilution adjustment payments of $5.6 million to the holders of certain of the Company’s outstanding stock options. In connection with the Distribution, the Company entered into a new senior credit agreement, consisting of a $450.0 million term loan facility and an $80.0 million revolving credit facility, and completed tender offers (the “Tender Offers”), for its $164.9 million outstanding Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”), and €100.0 million (or approximately $131.6 million) outstanding Floating Rate Senior Notes due 2010 (the “Floating Rate Notes”). The proceeds of the term loan facility, together with a portion of the proceeds of the revolving credit facility and cash on hand, were used to finance the Distribution and to retire the $164.7 million aggregate principal amount of Senior Subordinated Notes and €85.3 million (or approximately $112.5 million) aggregate principal amount of Floating Rate Notes that were purchased pursuant to the Tender Offers. On February 1, 2007, after the end of fiscal 2007, the Company redeemed and retired an additional €14.5 million (or approximately $19.1 million) aggregate principal amount of the Floating Rate Notes. Pursuant to the terms of the certificate of designation governing the convertible preferred stock, the Distribution resulted in the acceleration of the accrual of dividends on the convertible preferred stock through June 15, 2007. During fiscal 2007, the Company accrued additional dividends of $6.2 million as a result of this acceleration.

In connection with the retirement of the Senior Subordinated Notes and the Floating Rate Notes, the Company incurred cash tender premiums totaling approximately $16.9 million that were charged to Other Expense. The Company also incurred legal and advisory expenses related to the Distribution of approximately $1.8 million that were charged to Selling, General and Administrative (“SG&A”) expenses and costs related to the origination of the new credit facility of approximately $6.2 million that were deferred and will be amortized to interest expense over the term of the new credit facility. Deferred financing costs of $5.2 million related to the retired debt were also charged to Other Expense. Out of the total $175.0 million Distribution, $174.2 million was charged to Accumulated Deficit and $0.8 million, which related to additional stock compensation expense for stock options calculated under applicable accounting standards, was charged to SG&A expenses.

Executive Overview

The Company had significantly improved results for fiscal 2007 compared to the prior year. The Company believes these results were achieved as a result of the continuing execution of its strategic plan.

The Company’s business plan involves the following strategies:

•  Increasing sales by positioning Samsonite as an elite, lifestyle brand through enhancing product assortment, acquiring complementary brands, expanding geographically, expanding our retail store operations, pursuing new product categories and increasing investment levels in high-impact brand promotional activities.

•  Increasing gross profit margins by assuring that new product introductions carry higher margins than the products they are replacing, expanding Samsonite’s presence in the higher price-point and higher margin luxury segment of the market, making price increases where possible, continuing the sourcing versus manufacturing rationalization and optimization and leveraging economies of scale in our supply chain to generate efficiencies and lower fixed costs.

•  Controlling and refocusing SG&A expenses away from non-sales generating expenses in general and administrative costs to growth generative investments in brand support and promotion and retail expansion.

•  Improving cash flow through enhancements in operational performance and a reduction in working capital levels achieved by streamlining product lines, optimizing inventory levels and aggressively managing customer credit and vendor payment terms.

•  Focusing capital expenditures on growth generative investment opportunities.

Consolidated revenues for the year ended January 31, 2007 increased to $1,070.4 million from $966.9 million in the prior year, an increase of $103.5 million, or 10.7%. The increase in revenues resulted primarily from increases in sales of Samsonite Black Label products and products sold under the Lacoste and Timberland licensed brand names, the expansion of the Company’s worldwide retail store operations, the acquisition of a majority interest in Lambertson Truex, LLC, an American accessories business focused on the luxury market, the acquisition of a majority interest in joint ventures in Thailand and Australia and strong global economic conditions. The revenues increase was also driven by increased spending on brand and product support, with global sales and advertising spending increasing to $77.5 million in fiscal 2007 from $70.8 million in the prior year. The Company’s U.S. retail store operations, which are predominantly factory outlet stores, experienced a decline in sales due to an overall trend towards lower sales in rural markets and a reduction in the total number of factory outlet stores that we operate.

Operating income increased to $79.8 million in fiscal 2007 from $73.0 million in fiscal 2006, an increase of $6.8 million, or 9.3%. Execution of the Company’s strategic plan to improve margins resulted in a 230 basis point increase in gross profit margins to 51.0% in fiscal 2007 from 48.7% in the prior year. Consolidated gross profit was $545.9 million in fiscal 2007 compared to $470.4 million in the prior year, an increase of $75.5 million, or 16.1%. Operating income is calculated after deduction for restructuring charges and expenses of $5.5 million and $11.2 million and asset impairment charges of $1.6 million and $5.5 million during fiscal 2007 and fiscal 2006, respectively. In fiscal 2007, these charges related primarily to the planned closure of the Company’s Denver, Colorado facilities and related consolidation of its corporate functions in its Mansfield, Massachusetts office, the planned relocation of distribution functions from the Company’s Denver, Colorado facilities to the southeast region of the U.S., and the closure of the Company’s European subsidiary’s softside manufacturing plant in Samorin, Slovakia. Consolidated SG&A was 42.9% of sales in fiscal 2007 compared to 39.4% in fiscal 2006 and increased by $78.3 million in absolute terms primarily because of increased variable expenses associated with higher sales levels, expansion of worldwide retail store operations, and the opening of the Company’s executive office in

London. The SG&A increase from the prior year includes increased advertising and promotion expenses of $6.7 million, increased expenses related to the implementation of the new global SAP system of $3.7 million, expenses of $6.1 million related to the write-off of deferred stock offering costs related to a postponed secondary stock offering and $1.8 million of expenses associated with the Distribution. SG&A for fiscal 2007 includes the effect of adopting Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and includes $7.0 million in stock compensation expense recognized under the provisions of SFAS 123R. The net loss to common stockholders was $145.2 million in fiscal 2007 compared to $1.5 million in the prior year.

The Company also made progress in reducing the number of SKU’s (stock keeping units) associated with its core product lines, reducing the level of days outstanding for accounts receivable, and extending payment terms to suppliers. In absolute dollar terms and adjusted for translation rates from last year to this year, both inventory and receivables have increased because of the expanded Lacoste and Samsonite Black Label product lines and higher sales levels. Net working capital (accounts receivable plus inventory less accounts payable) increased in fiscal 2007 by approximately $18.1 million primarily because of higher accounts receivable and inventory balances; however, average net working capital efficiency (average net working capital divided by sales), a measure of efficient working capital deployment, declined 123 basis points in fiscal 2007 to 15.4%. At January 31, 2007, the Company had cash on hand of $78.5 million and total debt of $501.9 million. This compares to cash on hand of $85.4 million and total debt of $307.2 million at January 31, 2006. Subsequent to the end of fiscal year 2007, the Company redeemed additional Floating Rate Notes, reducing total debt and cash by $19.1 million.

The Company plans to continue execution of its strategic business plan and believes it has significant opportunities for future improvements to consolidated sales, margins and working capital. Key challenges the Company faces in executing its strategic plan in fiscal 2008 include the following:

•  Accelerating growth in the luxury luggage and casual bag markets through the Samsonite Black Label, Lambertson Truex, Lacoste and Timberland brand names by focusing on product innovation, category diversification and retail expansion.

•  Introducing and developing Lambertson Truex’s own retail concept, as a complement to the Company’s continuing premium and selective distribution strategy.

•  Launching Samsonite Black Label footwear in select markets in preparation for a broader expansion in the future.

•  Clarifying the Samsonite brand positioning by reinforcing the brand’s high and mid-end product lines.

•  Continuing to expand the American Tourister brand in Europe and Asia.

•  Continuing our plan to open Samsonite Black Label and Samsonite retail stores.

•  Executing direct entries into markets where we are negotiating new joint ventures.

•  Continuing to improve gross margins by introducing new products at higher gross margins than the products they are replacing, improving supply chain logistics, including better economies of scale and further reducing fixed manufacturing costs.

•  Completing our supply chain organizational migration and initiating a preferred vendors program.

•  Implementing the SAP system globally.

The successful execution of the Company’s strategic business plan is subject to the risks and uncertainties as described elsewhere herein under Item 1A. Risk Factors.

Results of Operations

For purposes of this management’s discussion and analysis of operations, we are analyzing our net sales and operations as follows: (i) “Europe” operations, which include European sales, manufacturing and distribution, wholesale and retail operations; (ii) the “North America” operations, which include U.S. Wholesale, U.S. Retail, Canada operations and the operations of Lambertson Truex, LLC, which were acquired in fiscal 2007; (iii) “Latin America” operations, which include operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia” operations, which include the sales, manufacturing and distribution operations in India, Hong Kong, China, Singapore, South Korea, Japan, Taiwan, Thailand, Malaysia and Australia; and (v) Other Operations which include certain licensing activities and Corporate headquarters. In May 2006, the Company opened a London office where its Chief Executive Officer and certain other key executives are located.

Fiscal 2007 Compared to Fiscal 2006

Net Sales.   The following is a summary of the Company’s revenues by geographic area:

	Year ended January 31,
	2007	2006
	(in millions)
Europe	$448.4	417.4
North America	377.5	363.9
Asia	182.8	127.7
Latin America	48.2	41.8
Other	13.5	16.1
Total	$1,070.4	966.9

On a U.S. dollar basis, sales from European operations increased to $448.4 million in fiscal 2007 from $417.4 million in fiscal 2006, an increase of $31.0 million, or 7.4%. Changes in currency translation rates from fiscal 2006 to fiscal 2007 had the effect of increasing reported European sales by $6.3 million. Expressed in the local European currency (euros), fiscal 2007 sales increased by 5.9%, or the U.S. constant dollar equivalent (calculated using the prior year average translation rate) of $24.7 million, from fiscal 2006. The increase in European sales is due primarily to the larger selection of products offered by the Company and the diversity of channels through which such products are sold, which contributed to an approximately 5.7% increase in sales, and an increase in prices implemented since the prior year which contributed to an approximately 3.4% increase in sales. These increases were offset by a 3.2% decline in overall volume of units sold. Increased sales (expressed in constant dollars to eliminate the effect of euro exchange rate changes on year-to-year comparisons) of American Tourister products, Samsonite Black Label products and Lacoste products contributed $14.5 million, $5.7 million and $5.5 million, respectively, to the increased European sales in fiscal year 2007, and the introduction of Timberland products to the Company’s brand portfolio contributed an additional $4.9 million to the increase in European sales. An increase in sales from Company-operated retail stores also contributed to the sales increase in Europe due primarily to an increase in the number of stores in Europe during fiscal year 2007. The Company had over 50 Company-owned retail stores open throughout Europe at the end of fiscal 2007, including Samsonite Black Label stores.

Sales from the North America operations increased to $377.5 million in fiscal 2007 from $363.9 million in fiscal 2006, an increase of $13.6 million, or 3.7%. The Company acquired a majority interest in Lambertson Truex, LLC, in the second quarter of fiscal 2007, which contributed $4.6 million to the increase in North American sales compared to the prior year.

U.S. Wholesale sales for fiscal year 2007 increased to $238.0 million from $227.3 million in fiscal year 2006, an increase of $10.7 million, or 4.7 per cent. Sales of Lacoste products, which were introduced in fiscal year 2006, contributed $2.4 million to the increased U.S. Wholesale sales in fiscal year 2007, and the introduction of Timberland products in fiscal year 2007 contributed an additional $1.7 million to the increased U.S. Wholesale sales. Sales through traditional distribution channels (specialty and department stores) increased by $6.5 million over the prior year, and sales through the mass merchant and warehouse club channels each increased $2.4 million over the prior year. These increases were offset somewhat by lower sales through the exclusive label and computer/superstore channels.

U.S. Retail sales decreased to $116.9 million in fiscal 2007 from $119.3 million in fiscal 2006, a decrease of $2.4 million, or 2.0%. In our Company-operated retail stores, comparable store sales for fiscal 2007 decreased by 1.6%. Comparable store sales decrease is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year. Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation. The Company believes that the U.S. Retail store sales (which are comprised primarily of factory outlet stores) continue to be depressed by a trend toward lower store sales in rural markets and a reduction of the total number of factory outlet stores that we operate. The Company had 178 stores open throughout the U.S. at the end of fiscal 2007, including three Samsonite Black Label stores, compared to 189 stores open at the end of the prior year. The Company continuously evaluates individual store profitability and does not renew outlet store leases when the location and results are not a strategic fit with the Company’s retail strategy. As part of the Company’s strategy of opening Samsonite Black Label stores in large market, fashion oriented international shopping districts, the Company opened three Samsonite Black Label stores in the U.S. in fiscal 2007 including stores on Madison Avenue in New York, Union Square in San Francisco and Copley Place in Boston.

Canadian sales increased to $18.0 million in fiscal 2007 from $17.3 million in fiscal 2006, an increase of $0.7 million, or 4.0%.

Sales from Asian operations increased to $182.8 million in fiscal 2007 from $127.7 million in fiscal 2006, an increase of $55.1 million, or 43.1%. The Company acquired majority interests in joint ventures in Australia and Thailand in the second quarter of fiscal 2007, which contributed $9.5 million and $4.1 million, respectively, to the increase in Asian sales over the prior year. Sales in all countries in the Asian operating region increased during fiscal 2007, except for Malaysia which had a slight decline in sales. The increase in sales was primarily driven by economic growth in this region and the expansion of Company-owned retail store operations in Asia. The countries in which sales grew most significantly were India, China, Japan, Hong Kong and South Korea, which had increased sales of $12.4 million, $8.9 million, $7.2 million, $4.5 million and $3.2 million, respectively (excluding the effect of local currency exchange rate changes compared to the U.S. dollar). Changes in exchange rates of the various Asian currencies increased sales in U.S. dollars by $2.8 million compared to the prior year primarily due to the increase in the value of the South Korean won relative to the U.S. dollar.

Sales from Latin American operations increased to $48.2 million in fiscal 2007 from $41.8 million in fiscal 2006, an increase of $6.4 million, or 15.3%, due in part to increased sales of Lacoste branded products. Although all of the Latin American countries in which we operate had increased sales over the prior year, the most significant increase was in Mexico, with a $2.9 million increase over the prior year due to expanded distribution channels and the introduction of Lacoste and Samsonite Black Label products.

Other revenues, comprised primarily of licensing revenues, declined to $13.5 million in fiscal 2007 from $16.1 million in fiscal 2006, a decline of $2.6 million, or 16.1%, primarily because revenues received in the prior year included $3.2 million from a one-time sale of certain apparel tradename rights.

Gross Profit.   The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in SG&A: warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold. The Company had combined warehousing and freight-out expenses of $57.4 million and $56.4 million during fiscal 2007 and 2006, respectively.

Consolidated gross profit in fiscal 2007 was $545.9 million compared to $470.4 million in fiscal 2006, an increase of $75.5 million. Consolidated gross margin as a percentage of sales increased by 230 basis points to 51.0% in fiscal 2007 from 48.7% in fiscal 2006.

Gross margins for Europe increased to 50.9% in fiscal 2007, from 47.5% in the prior year period, an increase of 340 basis points. Gross margin percentages increased for the year due primarily to sales price increases in the first and third quarters of fiscal 2007, lower fixed manufacturing costs from prior year operational restructurings, increased sales of higher margin products, such as Samsonite Black Label, Lacoste and Timberland products, and expansion of the European retail division, which provides higher gross profit margins as a percentage of sales.

Gross margins for North America increased to 43.7% in fiscal year 2007 from 43.2% in the prior year, an increase of 50 basis points. This increase reflects an increase in U.S. Wholesale gross margin percentage to 34.1% in the current year from 33.5% in the prior year, which is primarily a result of the introduction of new product categories with higher margins. U.S. Retail gross profit margins increased to 63.5% in fiscal 2007 compared to 61.5% in fiscal 2006, due primarily to price increases and sales of higher margin products.

Gross margins for Asia increased to 62.6% in fiscal 2007 from 60.5% in the prior year, an increase of 210 basis points. The increase is due primarily to sales of higher margin products such as Samsonite Black Label and Lacoste and the increase in Company operated retail store sales.

Gross margin for Latin America increased to 54.3% in fiscal 2007 from 51.7% in the prior year, an increase of 260 basis points. The increase was primarily due to price increases and a sales mix of products with higher margins.

Selling, General and Administrative Expenses.   Consolidated SG&A in fiscal 2007 was $459.5 million compared to $381.2 million in fiscal 2006, an increase of $78.3 million, or 20.5%. The Company includes warehousing and freight-out costs in SG&A expenses, while comparable companies may include such costs in costs of goods sold. For fiscal 2007 and fiscal 2006, the Company had warehousing and freight-out expenses of $57.4 million and $56.4 million, respectively. As a percent of sales, consolidated SG&A increased to 42.9% in fiscal 2007 from 39.4% in fiscal 2006. Consolidated advertising and promotional expenses increased to $77.5 million (7.2% of sales) in fiscal 2007 from $70.8 million (7.3% of sales) in fiscal 2006.

SG&A for Europe increased to $165.5 million in fiscal 2007 compared to $140.5 million in fiscal 2006, an increase of $25.0 million. Without taking into account the exchange rate effect, European SG&A expense increased $22.6 million in fiscal 2007 compared to the prior year. The increase is due primarily to increased expense related to the expansion of the European retail store business, increased advertising expense, increased selling expense in support of higher sales in new distribution channels and new product categories and higher provision for doubtful accounts due to a bad debt write-off in fiscal 2007. Additionally, prior year SG&A was reduced by a credit for the recovery of $1.1 million as compensation for a claim.

SG&A for North America increased to $140.9 million in fiscal 2007 compared to $128.6 million in fiscal 2006, an increase of $12.3 million, or 9.6%, due to increased advertising expense, an increase in selling and marketing expenses including expenses for Lacoste and Timberland products, higher rent expense primarily associated with the Samsonite Black Label stores and additional depreciation expense including the impact of the accelerated depreciation on the Company’s legacy systems as a result of the implementation of the SAP system in North America.

SG&A for Asian operations increased to $75.9 million in fiscal 2007 compared to $58.9 million in fiscal 2006, an increase of $17.0 million, or 28.9%. Without taking into account the exchange rate effect, Asian SG&A expense increased $16.0 million, or 27.2%, as compared to the prior year. SG&A for the Company’s joint ventures in Thailand and Australia, which were acquired in fiscal 2007, contributed $2.0 million and $2.7 million, respectively, to the increase. SG&A for Asian operations increased primarily due to the increase in sales volumes in that region, and due to the expansion of Company-owned retail store operations in Asia. SG&A as a percentage of sales decreased to 41.5% in fiscal 2007 from 46.1% in fiscal 2006. Advertising and promotional expense for Asian operations declined by $1.1 million.

SG&A for Latin American operations increased to $19.3 million in fiscal 2007 compared to $17.1 million in fiscal 2006, an increase of $2.2 million due primarily to higher advertising, marketing and development costs.

SG&A for the corporate headquarters and licensing increased to $57.9 million in fiscal 2007 compared to $36.1 million in fiscal 2006, an increase of $21.8 million. This increase in SG&A is due primarily to the write-off of deferred stock offering costs of $6.1 million related to a postponed secondary offering in fiscal 2007, an increase in SAP implementation costs of $3.6 million, an increase of $1.8 million in transaction costs associated with the Company’s new senior credit facility entered into on December 20, 2006, and increased stock compensation costs of $1.5 million. The remainder of the increase is due primarily to increased overhead associated with the opening of the executive office in London.

Provision for Restructuring Operations and Asset Impairment Charge.   During fiscal 2007, the Company recorded restructuring charges in its European and U.S. operations totaling $3.8 million, asset impairment charges of $1.6 million, and $1.7 million of restructuring related expenses that are included in cost of goods sold (inventory writedowns, consulting expenses and other). During the prior year, the Company recorded restructuring charges totalling $11.2 million and asset impairment charges of $5.4 million, primarily in its European operations, including $1.2 million of restructuring related expenses that were included in cost of goods sold.

The fiscal 2007 European restructuring charge relates to the closure on June 30, 2006 of the Company’s softside manufacturing plant in Samorin, Slovakia. The closure was the result of the Company’s continuing consolidation of its softside manufacturing capacities and its transition from sourcing manufactured products through Company-owned and operated facilities to sourcing manufactured products from third-party manufacturers. The Company recorded a provision for restructuring operations of $1.3 million for employee severance costs, which relates to the approximately 360 employees who worked at the plant, and an asset impairment charge of $1.6 million, which relates to the writedown of real estate, machinery and equipment associated with the plant. The Company estimates that the sale of the plant will result in the elimination of annual fixed manufacturing overhead of approximately $1.1 million, which includes $0.4 million of depreciation expense. From past experience, plant restructuring and outsourcing activities have had a favorable impact on our unit product costs. We expect similar effects on product costs in the future as a result of continued restructurings and outsourcing manufacturing. The impact on future gross margins is difficult to quantify as margins are affected not only by costs but also by economic conditions, consumer preferences and demand for products and competition, all of which influence product pricing.

The fiscal 2007 U.S. restructuring charge relates to the planned closure of the Company’s Denver, Colorado facilities, consolidation of its corporate functions in its Mansfield, Massachusetts office and planned relocation of distribution functions to the southeast region of the U.S. The Company expects the consolidation and relocation to be completed by April 30, 2008. In connection with the consolidation and relocation, the Company expects to incur severance and retention costs of approximately $3.7 million relating to approximately 210 employees who will be affected by the relocation and consolidation. The severance and retention costs are being accrued monthly over the expected period employees must remain employed in order to receive severance and retention benefits. During fiscal 2007, severance and retention benefits of $2.5 million were accrued. The Company also expects that it will incur approximately $3.0 million of costs for new employee training, employee relocation and recruiting and expenses of moving inventory and distribution systems, and these costs are expected to be expensed as they are incurred.

The fiscal 2006 European restructuring charge relates to the restructuring of the Company’s Henin-Beaumont, France facility (the “H-B site”). A restructuring charge of $8.6 million was recorded for the sale of the H-B site and related restructuring costs. The Company also incurred legal and consulting costs of approximately $1.2 million related to the sale of the H-B site that were included in cost of goods sold for fiscal 2006. An asset impairment charge of $5.4 million was recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold (see “ITEM 3. LEGAL PROCEEDINGS”). Also, during fiscal 2006, the Company relocated its softside development center from Torhout, Belgium to its Oudenaarde, Belgium location and eliminated the remaining positions at its Tres Cantos, Spain manufacturing facility. The Company recorded a restructuring charge of $1.4 million during fiscal 2006 related to severance obligations for 18 employees terminated as a result of these actions.

Interest Expense and Amortization of Debt Issue Costs and Premium.   Interest expense declined to $30.3 million in fiscal 2007 from $30.5 million in fiscal 2006. The decline in interest expense is due to lower amortization of debt issue costs during fiscal 2007 compared to fiscal 2006. See also “Executive Overview” which describes a series of transactions consummated in December 2006 and January 2007 that changed the Company’s capital structure.

During fiscal 2006 the Company retired $30.1 million of the Senior Subordinated Notes. In connection with the retirement of the notes, the Company incurred costs of $2.7 million which were charged to other expense for market premiums of $2.1 million and the write-off of $0.6 million of deferred financing costs.

Other Income (Expense)—Net.   The following is a comparative analysis of the components of Other Income (Expense)—Net.

	Year ended January 31,
	2007	2006
	(in millions)
Net gain (loss) from foreign currency forward delivery contracts	$(0.1)	1.2
Gain (loss) on disposition of fixed assets, net	3.3	(0.1)
Foreign currency transaction gains (losses)	1.1	(0.5)
Pension expense	(3.2)	(2.8)
Redemption premium and expenses on retirement of senior subordinated notes and floating rate senior notes	(22.5)	(2.7)
Due diligence costs	—	(2.8)
Other, net	(2.1)	(2.2)
	$(23.5)	(9.9)

Net gain (loss) from forward foreign currency delivery contracts represents the net of realized and unrealized gains and losses on hedges of the Company’s earnings from its European operations. These hedges do not qualify for hedge accounting treatment under SFAS 133 and are marked to market at the end of each accounting period. For fiscal 2007, this amount is comprised primarily of unrealized losses. During fiscal 2006 the Company had realized gains of $2.2 million and unrealized losses of $1.0 million.

Foreign currency transaction gains (losses) included in other income (expense) represent the gain or loss on intercompany payables and receivables denominated in currencies other than the functional currency. Foreign currency gains (losses) on settlement of accounts receivable or payable related to operational items are recorded in cost of sales.

Pension expense represents the actuarially determined pension cost associated with the pension plans of two companies unrelated to our operations whose pension obligations were assumed by us as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which we were a part prior to 1993. For a further discussion of pension plan expense, see “Pension Plans” under Critical Accounting Policies.

The Company incurred redemption premiums of $17.3 million and $2.1 million in fiscal 2007 and fiscal 2006, respectively, and wrote-off deferred financing expenses of $5.2 million and $0.6 million in fiscal 2007 and fiscal 2006, respectively, related to the retirement of its Senior Subordinated Notes and Floating Rate Notes.

Due diligence costs in fiscal 2006 relate to accounting and legal costs incurred to perform due diligence on a potential acquisition, which was not completed.

Other, net expense was $2.1 million in fiscal 2007, which is approximately equal to the Other, net expense in fiscal 2006 and is comprised primarily of bank charges and other miscellaneous expenses.

Income Tax Expense.   Income tax expense increased to $27.2 million in fiscal 2007 from $16.5 million in fiscal 2006. The increase in income tax expense is due primarily to higher income before taxes in Europe and Asia. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and recognized income tax expense results primarily because of (i) the tax rate differential on foreign earnings, (ii) permanent differences for stock compensation, (iii) state income taxes, (iv) the change in the valuation allowance primarily attributable to U.S. net operating losses that do not provide a benefit, and (v) U.S. taxes on foreign dividends and deemed dividends.

Preferred Stock Dividends.   This item represents the accrual of dividends on the Company’s previously outstanding 8% convertible preferred stock that was issued in the 2003 recapitalization. Dividends had accrued on the preferred stock since July 31, 2003 and compounded quarterly. In addition to accruing dividends of $16.1 million on the preferred stock, during fiscal 2007, as part of the Distribution the Company paid $116.1 million in respect of dividend participation rights of the Company’s then outstanding convertible preferred stock. Under the terms of the convertible preferred stock, the Distribution accelerated dividends on the preferred stock through June 15, 2007, and the Company accrued additional dividends of $6.2 million as a result of this acceleration. In connection with the Distribution, holders of more than 99% of the 8% convertible preferred stock converted their preferred shares into shares of common stock effective January 4, 2007. At the end of fiscal 2007, only eleven shares of the convertible preferred stock remained outstanding. Subsequent to the end of fiscal 2007, the remaining eleven shares of convertible preferred stock were also converted into shares of common stock, and there are currently no shares of convertible preferred stock outstanding.

Net Loss to Common Stockholders.   The net loss to common stockholders increased to $145.2 million in fiscal 2007 from $1.5 million in fiscal 2006, and the net loss per common share increased to $0.54 in fiscal year 2007 from $0.01 per common share in fiscal year 2006. The weighted average number of shares of common stock outstanding used to compute loss per share in fiscal years 2007 and 2006 was 266,664,942 and 226,587,304, respectively. The Company had 742,006,783 shares of common stock outstanding as of January 31, 2007. The increase in common shares as of January 31, 2007 compared to the prior year is due to the conversion of 159,071 shares of 8% convertible preferred stock into 514,832,157 shares of common stock effective January 4, 2007.

Fiscal 2006 Compared to Fiscal 2005

Net Sales.   The following is a summary of the Company’s revenues by geographic area:

	Year ended January 31,
	2006	2005
	(in millions)
Europe	$417.4	406.0
North America	363.9	343.0
Asia	127.7	99.0
Latin America	41.8	36.1
Other	16.1	18.8
Total	$966.9	902.9

On a U.S. dollar basis, sales from European operations increased to $417.4 million in fiscal 2006 from $406.0 million in fiscal 2005, an increase of $11.4 million, or 2.8%. Changes in currency translation rates from fiscal 2005 to fiscal 2006 had a very small effect on reported European sales. Expressed in the local European currency (euros), fiscal 2006 sales increased by 3.0%, or the U.S. constant dollar equivalent (calculated using the prior year average translation rate) of $12.2 million, from fiscal 2005. The increase in European sales is attributable to the southern and eastern European countries where we posted sales increases from the prior year. This overall increase in European sales occurred despite weak or flat economic conditions throughout the western European countries and the United Kingdom where sales declined from the prior year. Fiscal 2006 sales trends were away from structured hardside and softside luggage sales, which declined by a combined 5% and towards casual and outdoor product sales, which increased by 28% over the prior year. Sales of Lacoste brand products accounted for much of the increase in the sales of casual bag products. European sales continue to be concentrated in the department and specialty store channels, which accounted for approximately 70% of total European sales in both fiscal

2006 and 2005. The Company had approximately 50 retail stores open throughout Europe at the end of fiscal 2006.

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

Gross Profit.   The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in SG&A expenses: warehousing, order entry, billing, credit, freight-out, warranty, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold. For the year ended January 31, 2006 and 2005, the Company had warehousing and freight-out expenses of $56.4 million and $55.1 million, respectively.

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

Selling, General and Administrative Expenses.   Consolidated SG&A in fiscal 2006 was $381.2 million compared to $341.5 million in fiscal 2005, an increase of $39.7 million or 11.6%. The Company includes warehousing and freight-out costs in SG&A expenses, while comparable companies may include such costs in costs of goods sold. For the years ended January 31, 2006 and 2005, the Company had warehousing and freight-out expenses of $56.4 million and $55.1 million, respectively.

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

SG&A for the corporate headquarters and licensing increased by approximately $8.1 million due to SAP system implementation expenses of $5.7 million that were not incurred in the prior year, an increase in pension expense of $3.2 million, an increase in stock and deferred compensation expense of $1.5 million, an increase of $1.0 million for global marketing and design, offset by a decrease in consulting expense of $2.2 million and various other decreases totaling $1.1 million.

Provision for Restructuring Operations and Asset Impairment Charge.   The Company recorded restructuring charges totaling $11.2 million and asset impairment charges of $5.4 million during fiscal year 2006, primarily in the European segment, including $1.2 million of restructuring related expenses that are included in cost of sales.

A restructuring and impairment charge was incurred in connection with the August 31, 2005 sale of the Henin-Beaumont, France facility (the “H-B site”). The Company made cash payments to the purchaser of $9.9 million and has an additional payment obligation of $1.4 million in 24 months, all of which relates to the assumption by the purchaser of the Company’s liability and responsibility for employee pension and social costs for the 206 employees at the H-B site. A restructuring charge of $8.6 million was recorded related to these payments, which represents the amount of the cash payment obligations less amounts previously accrued for pension liabilities for the H-B site employees. The Company also incurred legal and consulting costs of approximately $1.2 million related to the sale of the H-B site that are included in cost of sales. An asset impairment charge of $5.4 million was also recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold to the purchaser. In connection with the sale, the Company agreed to purchase luggage products from the purchaser of the H-B site for a period of 24 months following the sale (see “ITEM 3. LEGAL PROCEEDINGS”).

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

Interest Expense and Amortization of Debt Issue Costs and Premium.   Interest expense declined to $30.5 million in fiscal 2006 from $35.2 million in fiscal 2005. The decline in interest expense is due to lower interest rates and debt levels. During fiscal 2006, the Company retired $30.1 million of the 8 7/8% senior subordinated notes. In connection with the retirement of the notes, the Company incurred costs of $2.7 million which were charged to other expense for market premiums of $2.1 million and the write-off of $0.6 million of deferred financing costs. Interest expense includes $2.5 million of amortization of debt issuance costs in fiscal 2006 and $2.4 million in fiscal 2005. During the second quarter of fiscal 2005 the Company completed a refinancing of the Company’s senior subordinated notes. To refinance the 10 3/4% notes and to pay the tender and redemption premiums of $13.7 million, the Company issued €100 million of senior floating rate notes due in 2010 and $205.0 million of 8 7/8% senior subordinated notes due in 2011. A total of $8.0 million of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes. In connection with the refinancing, costs of $17.8 million were charged to other expense for redemption premiums of $13.7 million and the write-off of $4.1 million of deferred financing costs.

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

Income Tax Expense.   Income tax expense increased to $16.5 million in fiscal 2006 from $13.7 million in fiscal 2005. The increase in income tax expense is due to higher income before taxes in Asia and Latin America and a higher effective tax rate in Europe. The difference between expected income tax expense, computed by applying the U.S. statutory rate to income from continuing operations, and income tax expense recognized results primarily because of (i) the tax rate differential on foreign earnings, (ii) permanent differences for stock compensation, (iii) state income taxes, (iv) the change in the valuation allowance primarily attributable to U.S. net operating losses that do not provide a benefit, and (v) U.S. taxes on foreign dividends and deemed dividends.

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

Liquidity and Capital Resources

At January 31, 2007, the Company had a consolidated cash balance of $78.5 million and net working capital (accounts receivable plus inventory less accounts payable) of $165.5 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flow from operations and cash availability under its senior credit facility. During fiscal 2007, the Company’s cash flow from operations was $31.1 million compared to $71.6 million in fiscal 2006. The decline in cash flow from operations is due primarily to $22.5 million in redemption premium and expenses on retirement of senior subordinated notes and floating rate notes and an increase in inventory balances. Inventories increased primarily because of higher sales levels and additional inventory for the increase in products sold under the Timberland and Lacoste brand names. During fiscal 2006 and 2007, the Company intensified efforts to collect receivables according to established terms, and extended vendor payment terms to align with the terms offered to customers. During fiscal 2007, the Company’s cash flow from operations together with amounts available under its credit facilities was sufficient to fund fiscal 2007 operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

During fiscal 2007, the Company made a special cash distribution to stockholders of $175.0 million and entered into a new senior credit agreement as described under “Executive Overview.” The Company’s new senior credit facility consists of a term loan arrangement with $450.0 million borrowed as of January 31, 2007 and an $80.0 million revolving credit facility. The revolving credit facility consists of $50.0 million which may be borrowed by the Company and €22.7 million (equivalent to $28.6 million at January 31, 2007) which may be borrowed by the Company’s European subsidiary. There was $23.3 million available under the Company’s revolving credit facility as of January 31, 2007, taking into account the $8.7 million in outstanding letters of credit, which reduce borrowing availability. The full amount of the European portion of the revolving credit facility was available as of January 31, 2007. The senior credit facility contains financial and other covenants that, among other things, limit the Company’s ability to engage in transactions with its affiliates, incur any additional debt outside of the senior credit facility, create new liens on any property, make acquisitions, participate in certain mergers, consolidations, acquisitions, liquidations, asset sales, investments, or make distributions or cash dividend payments to its equity holders. The Company was in compliance with such covenants as of January 31, 2007.

The Company incurred capital expenditures of $32.1 million during fiscal 2007 compared to $23.1 million in fiscal 2006. The increase in capital expenditures resulted primarily from costs related to the Company’s global expansion of its Company operated retail stores of $12.8 million, an increase of $9.8 million over the prior year. During fiscal 2007, the Company also incurred capital costs totaling $6.1 million in connection with the global SAP implementation, $10.3 million in connection with equipment purchases and other capital costs related to the manufacture of new products and factory upgrades and $2.9 million capital costs related to various other projects.

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

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of January 31, 2007 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company’s lenders have issued letters of credit in the United States totaling $8.7 million.

The following summarizes the Company’s contractual cash obligations under long-term debt and capital lease obligations, operating lease agreements and purchase commitments and other long-term liabilities as of January 31, 2007:

	Payments due by January 31
	2008	2009-2010	2011-2012	Beyond	Total
	(In thousands)
Long-term debt and capital lease obligations	$25,512	9,444	9,361	445,502	489,819
Estimated interest payments(a)	37,283	70,609	69,205	67,887	244,984
Operating leases	33,833	46,731	30,668	24,592	135,824
Purchase commitments(b)	69,742	2,250	—	—	71,992
Total contractual cash obligations	$166,370	129,034	109,234	537,981	942,619

(a)           Estimated interest payments were calculated as follows: (i) interest on the senior credit facility term loan and revolver were based on interest rates on this debt as of January 31, 2007 of 7.62% and 7.57%, respectively, (ii) interest on the senior subordinated notes was based on the fixed interest rate of 8 7/8%, (iii) interest on short-term debt and other long-term debt was based on amounts outstanding and interest rates in effect at January 31, 2007, and (vi) interest on the senior floating rate notes was excluded because they were paid off on February 1, 2007.

(b)          Purchase commitments include contractual arrangements with suppliers. The total of purchase commitments and other long-term liabilities in the table above includes individual obligations over $50 thousand.

Other non-current liabilities of $85.2 million are excluded from this summary table. These liabilities consist of pension and post-retirement benefit liabilities of $72.9 million, stock compensation liabilities of $4.8 million, and miscellaneous other long-term liabilities of $7.5 million. Pension and post-retirement benefits are excluded from the table because of the difficulty of estimating the timing of future settlement of these types of obligations. The Company estimates that it could be required to make payments for pension and post-retirement benefits of $16.7 million in fiscal 2008, and from $6.0 million to $27.0 million per year in fiscal 2009-2012. Actual cash payments could vary significantly from these estimates based on actual future returns on pension assets, future interest rates, changes in ERISA funding regulations, and changes in health care costs, all of which are highly unpredictable.

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

Deferred Tax Asset Valuation Allowance

The Company has significant deferred tax assets amounting to approximately $98.6 million at January 31, 2007 related to its U.S. operations resulting from net operating loss carryforwards, deductible temporary differences, and tax credit carryforwards, which are available to offset future taxable income. Generally accepted accounting principles require that a valuation allowance be established for deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has assessed the likelihood that its U.S. deferred tax assets will be realized taking into consideration various factors including (i) the amount of taxable income expected to be reported in the fiscal 2007 U.S. tax return, (ii) the amounts of net operating losses reported over the past two years in its U.S. tax returns, (iii) the limitations caused by Section 382 of the Internal Revenue Code on the amounts of its accumulated U.S. net operating losses which may be utilized to offset future taxable income, (iv) the amounts of accumulated net operating losses which may be utilized to offset future taxable income under the built-in gain provisions of Section 382 of the Internal Revenue Code, (v) prudent and feasible tax planning strategies which may be implemented to realize the benefit of deferred tax assets, (vi) deferred tax liabilities related to future taxable amounts that may be realized within the carryforward periods of the U.S. net operating losses through prudent and feasible tax planning strategies, and (vii) the expiration periods for the U.S. net operating losses which do not begin until 2019. Based on these factors, the Company has determined that a valuation allowance of $73.6 million for its U.S. deferred tax assets is sufficient at January 31, 2007. In addition, the Company has recorded a valuation allowance of approximately $5.1 million at January 31, 2007 related to the full amount of deferred tax assets related to certain foreign subsidiaries with accumulated losses. Generally, no valuation allowance has been recorded for European deferred tax assets as the Company believes that realization is more likely than not.

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

Pension Plans

The Company has a qualified defined benefit plan that covers most of its U.S. employees and a nonqualified defined benefit plan that covers certain senior executives. The Company records pension expense or pension income in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”). The Company had charges to the results of operations from pension expense of $5.4 million, $6.0 million and $2.7 million for the fiscal years ending January 31, 2007, 2006 and 2005, respectively. Inherent in pension valuations are several important assumptions, including discount rates, expected return on assets and rate of compensation increases, which are updated at the beginning of each plan year based on current market conditions. Significant changes in pension credits or expense may occur in the future due to changes in assumptions caused by changing market conditions.

The key assumptions used in developing the pension expense of $5.4 million related to these plans in fiscal 2007 were a 5.50% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. In the 2006 fiscal year assumptions used included a 5.75% discount rate; an 8.25% expected return on plan assets, and a 3.50% rate of compensation increase. The pension expense related to the Plans decreased to $5.4 million in fiscal 2007 from an expense of $6.0 million in fiscal 2006 and increased from expense of $2.7 million in fiscal 2005. Pension expense related to these plans is expected to be approximately $5.5 million in fiscal 2008. The increase in the pension expense from fiscal 2005 to fiscal 2006 and fiscal 2007 is a result of a decrease in plan assets caused by market conditions in the early 2000’s and the resulting sharp increase in the amount of unrecognized losses being amortized since then and a result of a decrease in the discount rate used to calculate benefit costs.

In selecting the discount rate of 5.50%, an analysis is performed in which the duration of projected cash flows from the pension plans is matched with a yield curve based on an appropriate universe of high quality corporate bonds that are available. Management uses the results of the yield curve analysis to select the discount rate that matches the duration and payment stream of the benefits in the plans. The rate is rounded to the nearest quarter of a percent. Holding all other assumptions constant, a one-half percentage point increase or decrease in the discount rate would have increased or decreased the fiscal 2007 pre-tax expense by approximately $0.8 million.

The Plans’ investment allocations are targeted at approximately 60%-70% large capitalization stocks and 30%-40% large capitalization corporate bonds. The Company considered the historical returns and future expectations for returns for each of these asset classes and the target allocation of the portfolio to develop the expected long-term rate of return assumption of 8.25%. Holding all other assumptions constant, a one-half percentage point increase or decrease in the expected return on plan assets would have increased or decreased the fiscal 2006 pre-tax expense by $0.8 million. The asset allocation and related assumed expected rate of return used in fiscal 2008 is not expected to be significantly different from fiscal 2007.

The Company’s actuaries calculate the Plans’ obligations at the end of each plan year (December 31) and such measurement date valuation is used to record pension obligations in the Company’s fiscal year-end financial statements in accordance with SFAS 87. Since fiscal year end January 31, 2003, the estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the “ABO”, has exceeded the fair value of the Plans’ assets. This result is primarily due to the decline in equity markets in the early 2000’s and a decline in the discount rate used to estimate the pension liability because of lower U.S. interest rates since 2002. As of fiscal year end January 31, 2007, the ABO exceeded the fair value of plan assets by $53.0 million. The decrease in the excess of the ABO over the fair value of plan assets from the prior year resulted in a $6.4 million credit to stockholders’ equity (Other Comprehensive Income (Expense)). Additionally, as of January 31, 2007, the Company adopted a new accounting standard for recognition of pension obligations, SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment to FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects. Since the Company had already recorded a minimum pension liability under SFAS 87, the adoption of SFAS 158 did not have a significant effect on the Company’s recorded obligation for pension costs; the combined effect of SFAS 158 on pension and post-retirement liabilities was to increase liabilities for pension and post-retirement plans by $1.3 million and decrease intangible assets by $1.3 million. Future market conditions and interest rates significantly impact future assets and liabilities of the pension plan, and similar charges or credits to stockholders’ equity may be required in the future upon measurement of plan obligations at the end of each plan year.

The Company’s funding policy is to make any contributions required by ERISA. In fiscal years 2007 and 2006, the Company made contributions of zero and $2.5 million, respectively, to the plan. Based on current stock market conditions, the interest rate environment and current ERISA funding regulations, the Company expects to make a contribution to the plan of $15.6 million in fiscal 2008. See also Off-Balance Sheet Financing and Other Matters included elsewhere herein.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact from this standard on the results of operations and financial position.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use and value added taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records sales, use, and value added taxes billed to its customers on a net basis in its consolidated statements of operations. The adoption of EITF 06-3 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects that the adoption of SFAS 157 will not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), SFAS No. 106, Employers’ Accounting for Postretirements Benefits Other Than Pensions (“SFAS 106”), and SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003) (“SFAS 132R”). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 increased the Company’s long-term pension and other postretirement benefit liabilities by $1.3 million, decreased intangible assets by $1.3 million and increased the Company’s accumulated other comprehensive loss by $2.6 million. The Company expects that the measurement-date provisions of SFAS 158 will be implemented effective in fiscal 2009.

In September 2006, the SEC issued SAB No. 108 (“SAB 108”), which provides guidance on the process of quantifying financial statement misstatements. In SAB 108, the SEC staff establishes’ an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB 108 permit existing public companies to record the cumulative effect, if any, of adopting SAB 108 in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

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

At January 31, 2007, the Company and its subsidiaries had forward foreign exchange contracts outstanding having a total contract amount of approximately $93.9 million with a weighted average maturity of 195 days. If there were a ten percent adverse change in foreign currency exchange rates relative to the outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income for the year ended January 31, 2007 would be approximately $9.4 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by lower cost of sales.

Interest Rates

At January 31, 2007, the Company had outstanding $468.0 million under its senior credit facility, consisting of a $450.0 million senior secured term loan and $18.0 million drawn under its senior secured revolving credit facility. Borrowings under the term loan and revolving credit facility accrue interest at rates adjusted periodically depending on the Company’s financial performance as measured each fiscal quarter and interest rate market conditions. At January 31, 2007, the interest rate on the term loan facility was 7.62% and the interest rate on the revolving credit facility was 7.57%. Subsequent to January 31, 2007, the Company entered into a variable to fixed interest rate swap agreement effective March 21, 2007 with a notional amount of $225,000, a pay rate of 5.192% and a receive rate based on the three month LIBOR rate. The swap agreement dated February 1, 2007 has a five-year term. The rate the Company receives reprices every three months.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, management concluded that as of January 31, 2007 the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Except for the implementation of changes to improve controls over accounting for and disclosure of income taxes, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the 2007 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days of the end of the fiscal year covered by this report.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the 2007 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days of the end of the fiscal year covered by this report.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the 2007 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days of the end of the fiscal year covered by this report.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the 2007 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days of the end of the fiscal year covered by this report.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the 2007 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Report. Alternatively, we may file an amendment to this Form 10-K to provide such information within 120 days of the end of the fiscal year covered by this report.

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

SAMSONITE CORPORATION
By:	/s/ MARCELLO BOTTOLI
President and Chief Executive Officer
Date:	May 1, 2007

Each person whose signature appears below constitutes and appoints Marcello Bottoli and Richard H. Wiley, or either of them, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K for the year ended January 31, 2007, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD H. WILEY	Chief Financial Officer, Treasurer, Secretary	May 1, 2007
Richard H. Wiley	and Principal Accounting Officer
/s/ MARCELLO BOTTOLI	President and Chief Executive Officer	May 1, 2007
Marcello Bottoli
/s/ JOHN ALLAN	Director	May 1, 2007
John Allan
/s/ MELISSA WONG BETHELL	Director	May 1, 2007
Melissa Wong Bethell
/s/ CHARLES J. PHILIPPIN	Director	May 1, 2007
Charles J. Philippin
/s/ FERDINANDO GRIMALDI QUARTIERI	Director	May 1, 2007
Ferdinando Grimaldi Quartieri
/s/ ANTONY P. RESSLER	Director	May 1, 2007
Antony P. Ressler
/s/ JEFFREY B. SCHWARTZ	Director	May 1, 2007
Jeffrey B. Schwartz
/s/ LEE SIENNA	Director	May 1, 2007
Lee Sienna
/s/ DONALD L. TRIGGS	Director	May 1, 2007
Donald L. Triggs
/s/ RICHARD T. WARNER	Director	May 1, 2007
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samsonite Corporation and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 13, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, effective February 1, 2006. Also, as discussed in note 15, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective January 31, 2007.

KPMG LLP

Denver, Colorado
April 30, 2007

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

	Year ended January 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$78,548	85,448
Trade accounts receivable, net of allowances for doubtful accounts of $10,370 and $7,213 (Note 11)	133,086	113,528
Other receivables	1,976	2,056
Inventories (Notes 5 and 11)	165,767	133,683
Deferred income taxes (Note 14)	10,292	8,652
Assets held for sale (Note 6)	—	1,515
Prepaid expenses and other current assets	36,438	28,212
Total current assets	426,107	373,094
Property, plant and equipment, net (Notes 7 and 11)	103,999	89,100
Intangible assets, less accumulated amortization of $38,982 and $38,389 (Notes 8 and 11)	102,826	91,658
Other assets and long-term receivables (Note 9)	18,193	13,399
Total assets	$651,125	567,251
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt (Note 10)	$12,096	9,396
Current installments of long-term obligations (Note 11)	25,512	1,048
Accounts payable	135,340	101,893
Accrued interest	4,278	4,055
Accrued compensation and employee benefits	27,854	25,539
Accrued income taxes	17,086	10,192
Other accrued liabilities	55,311	43,641
Total current liabilities	277,477	195,764
Long-term obligations, less current installments (Note 11)	464,307	296,784
Deferred income taxes (Note 14)	23,404	22,897
Other non-current liabilities (Notes 12 and 15)	85,188	86,962
Total liabilities	850,376	602,407
Minority interests in consolidated subsidiaries	23,023	16,057
Stockholders’ equity (deficit) (Notes 2, 11 and 13):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 11 and 159,082 convertible shares issued and outstanding at January 31, 2007 and 2006, respectively)	11	193,981
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 742,006,783 and 227,159,626 shares issued and outstanding at January 31, 2007 and 2006, respectively)	7,420	2,272
Additional paid-in capital	570,182	354,760
Accumulated deficit	(742,711)	(539,420)
Accumulated other comprehensive loss	(57,176)	(62,806)
Total stockholders’ deficit	(222,274)	(51,213)
Commitments and contingencies (Notes 1, 4, 10, 11, 14, 15, and 17)
Total liabilities and stockholders’ equity (deficit)	$651,125	567,251

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year ended January 31,
	2007	2006	2005
Net sales	$1,070,393	966,886	902,896
Cost of goods sold	524,451	496,505	485,882
Gross profit	545,942	470,381	417,014
Selling, general and administrative expenses	459,511	381,185	341,532
Amortization and impairment of intangible assets (Note 8)	1,193	862	3,214
Asset impairment charges (Note 4)	1,623	5,450	671
Provision for restructuring operations (Note 4)	3,775	9,849	5,862
Operating income	79,840	73,035	65,735
Other income (expense):
Interest income	2,570	2,052	549
Interest expense and amortization of debt issue costs and premium	(30,285)	(30,496)	(35,206)
Other income (expense)—net (Note 18)	(23,506)	(9,872)	(23,603)
Income before income taxes, minority interests and cumulative effect of an accounting change	28,619	34,719	7,475
Income tax expense (Note 14)	(27,175)	(16,516)	(13,652)
Minority interests in earnings of subsidiaries	(9,673)	(4,882)	(3,521)
Net income (loss) before cumulative effect of an accounting change	(8,229)	13,321	(9,698)
Cumulative effect of an accounting change (Note 13)	1,391	—	—
Net income (loss)	(6,838)	13,321	(9,698)
Preferred stock dividends (Note 2)	(138,386)	(14,831)	(13,683)
Net loss to common stockholders	$(145,224)	(1,510)	(23,381)
Net loss per common share—basic and diluted:
Weighted average common shares outstanding—basic and diluted	266,665	226,587	224,764
Net loss per common share before cumulative effect of an accounting change	$(0.55)	(0.01)	(0.10)
Cumulative effect of an accounting change	0.01	—	—
Net loss per common share	$(0.54)	(0.01)	(0.10)

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Comprehensive income (loss)	Treasury stock
Balance, January 31, 2004	$166,498	2,352	768,433	(514,529)	(32,140)		(420,000)
Net loss	—	—	—	(9,698)	—	(9,698)	—
Unrealized loss on cash flow hedges (net of income tax effect of $918)	—	—	—	—	(1,693)	(1,693)	—
Reclassification of net loss on cash flow hedges to net loss (net of income tax effect of $445)	—	—	—	—	549	549	—
Foreign currency translation adjustment	—	—	—	—	448	448	—
Minimum pension liability adjustment (Note 15)	—	—	—	—	(17,771)	(17,771)	—
Comprehensive loss	—	—	—	—		(28,165)	—
Stock compensation expense (Note 13)	—	—	1,209	—	—
Conversion of 50 shares of preferred stock to 129,384 shares of common stock	(54)	1	53	—	—		—
Preferred stock dividends (Note 2)	13,683	—	—	(13,683)	—		—
Balance, January 31, 2005	180,127	2,353	769,695	(537,910)	(50,607)		(420,000)
Net income	—	—	—	13,321	—	13,321	—
Unrealized gain on cash flow hedges (net of income tax effect of $546)	—	—	—	—	1,310	1,310	—
Reclassification of net loss on cash flow hedges to net income (net of income tax effect of $885)	—	—	—	—	1,426	1,426	—
Foreign currency translation adjustment	—	—	—	—	(5,702)	(5,702)	—
Minimum pension liability adjustment (Note 15)	—	—	—	—	(9,233)	(9,233)	—
Comprehensive income						1,122
Stock compensation expense (Note 13)	—	—	4,007	—	—		—
Conversion of 850 shares of preferred stock to 2,324,918 shares of common stock	(977)	24	953	—	—		—
Preferred stock dividends (Note 2)	14,831	—	—	(14,831)	—		—
Retirement of 10,500,000 shares of treasury stock	—	(105)	(419,895)	—	—		420,000
Balance, January 31, 2006	193,981	2,272	354,760	(539,420)	(62,806)		—
Net loss	—	—	—	(6,838)	—	(6,838)	—
Unrealized loss on cash flow hedges (net of income tax effect of $76)	—	—	—	—	(63)	(63)	—
Reclassification of net gains on cash flow hedges to net loss (net of income tax effect of $539)	—	—	—	—	(1,037)	(1,037)	—
Foreign currency translation adjustment	—	—	—	—	2,934	2,934	—
Minimum pension liability adjustment (Note 15)	—	—	—	—	6,434	6,434	—
Comprehensive income						1,430
Adjustment to initially apply SFAS 158 (Note 15)	—	—	—	—	(2,638)		—
Stock compensation expense (Note 13)	—	—	4,331	—	—		—
Stock options exercised for 15,000 shares	—	—	10	—	—		—
Common stock dividends paid (Note 2)	—	—	—	(53,307)	—		—
Preferred stock dividends (Note 2)	22,259	—	—	(138,386)	—		—
Dividend distribution to common stock option holders (Note 2)	—	—	—	(4,760)	—		—
Conversion of 159,071 shares of preferred stock to 514,832,157 shares of common stock (Note 2)	(216,229)	5,148	211,081	—	—		—
Balance, January 31, 2007	$11	7,420	570,182	(742,711)	(57,176)		—

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss) before cumulative effect of an accounting change	$(8,229)	13,321	(9,698)
Adjustments to reconcile net income (loss) before cumulative effect of an accounting change to net cash provided by operating activities:
Loss (gain) on disposition of assets held for sale and fixed assets, net	(3,285)	128	(819)
Depreciation and amortization of property, plant and equipment	19,830	17,057	18,971
Amortization and write-off of debt issue costs and premium	7,482	3,068	6,500
Amortization and impairment of intangible assets	1,193	862	3,214
Deferred income tax benefit	(4,670)	(1,477)	(226)
Pension plan losses, net	6,410	6,771	3,243
Asset impairment charge	1,623	5,450	671
Provision for doubtful accounts	2,387	327	1,540
Provision for restructuring operations	3,775	9,849	5,862
Non-cash stock compensation expense	6,190	5,497	4,031
Changes in operating assets and liabilities, net of acquired amounts:
Trade and other receivables	(8,724)	(8,220)	(19,937)
Inventories	(19,794)	(4,598)	2,027
Other current assets	(4,722)	(5,818)	(1,002)
Accounts payable and accrued liabilities	32,150	35,724	19,499
Contribution to U.S. defined benefit pension plan	—	(2,500)	—
Other—net	(471)	(3,883)	850
Net cash provided by operating activities	31,145	71,558	34,726
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment:
By Company and wholly-owned subsidiaries	(25,283)	(18,878)	(10,779)
By less than 100% owned subsidiaries	(6,830)	(4,266)	(1,705)
Proceeds from sale of property and equipment and other assets	9,752	14,424	4,094
Acquisition of businesses, net of cash acquired	(12,230)	—	—
Other	(1,411)	(369)	(440)
Net cash used in investing activities	(36,002)	(9,089)	(8,830)
Cash flows provided by (used in) financing activities:
Proceeds from (payments of) short-term debt—net	(1,063)	(5,672)	8,792
Borrowings on new senior credit facility	468,000	—	—
Payments of other long-term obligations—net	(1,249)	(1,285)	(918)
Issuance costs of senior credit facility and senior notes	(6,216)	—	(8,055)
Issuance of floating rate senior and 8 7/8% senior subordinated notes	—	—	325,810
Repurchase of subordinated notes	(287,208)	(30,075)	(323,393)
Dividend distribution to preferred and common stockholders and common stock option holders, net of $806 charged to expense	(174,194)	—	—
Other, net	4,977	3,230	960
Net cash provided by (used in) financing activities	3,047	(33,802)	3,196
Effect of exchange rate changes on cash and cash equivalents	(5,090)	403	(2,238)
Net increase (decrease) in cash and cash equivalents	(6,900)	29,070	26,854
Cash and cash equivalents, beginning of year	85,448	56,378	29,524
Cash and cash equivalents, end of year	$78,548	85,448	56,378
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$27,727	28,420	32,593
Cash paid during the year for income taxes, net	$27,271	16,280	11,016
Non-cash transactions:
Non-cash transactions are described in Notes 2, 13 and 15.

See accompanying notes to consolidated financial statements.

SAMSONITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2007 and 2006
Dollars and Euros in thousands, except per share amounts

(1)   Summary of Significant Accounting Policies

(a)   General Business

The principal activity of Samsonite Corporation and subsidiaries (the “Company”) is the design, manufacture and distribution of luggage, business and computer bags, outdoor and casual bags, and travel-related products throughout the world, primarily under the Samsonite®, Samsonite Black Label® and American Tourister® brand names and other owned and licensed brand names, such as Lacoste®, Timberland® and Lambertson Truex. The principal luggage customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other products through its Company-operated retail stores.

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

(d)   Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. As of January 31, 2007 and 2006, the Company had no restricted cash.

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

(f)   Inventories

The Company values inventories at the lower of cost, generally using the first-in, first-out (“FIFO”) method, or market. The Company writes down the cost of excess, slow moving and obsolete inventory to estimated net realizable value. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

(h)   Property, Plant and Equipment

Property plant and equipment are stated at cost. Assets under capital leases are stated at the present value of the future minimum lease payments. Improvements which extend the life of an asset are capitalized. Maintenance and repair costs are expensed as incurred.

Depreciation and amortization are provided on the straight-line method over the estimated useful life of the asset or the lease term, if applicable, as follows:

Buildings	20 to 30 years
Machinery, equipment and other	4 to 13 years
Computer software	3 to 9 years
Leasehold improvements	3 to 20 years

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

Intangible assets which have a finite life are amortized over their estimated useful lives as follows:

Patents, trademarks and other	4 to 13 years
Leasehold rights	5 years

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

Loss per share—basic and diluted for the years ended January 31, 2007, 2006 and 2005 is computed based on the weighted average number of shares of common stock outstanding during the period of 266,664,942, 226,587,304 and 224,764,006, respectively. Basic loss per share and loss per share-assuming dilution are the same for the years ended January 31, 2007, 2006 and 2005 because the net loss to common stockholders causes potentially dilutive common shares to be antidilutive.

Antidilutive common stock equivalents include: options to purchase 70,743,986, 69,975,758 and 55,242,713 shares of common stock at January 31, 2007, 2006 and 2005, respectively; outstanding warrants to purchase approximately 15,515,892 shares of common stock at an exercise price of $0.515 per share at January 31, 2007, and an exercise price of $0.75 per share at January 31, 2006 and 2005; warrants to purchase 1,061,012 shares of common stock at an exercise price of $10.17 per share at January 31, 2007, warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share at January 31, 2006 and 2005; and preferred stock convertible into 26,191 common shares, 461,861,317 common shares and 413,349,524 common shares at January 31, 2007, 2006 and 2005, respectively.

(l)   Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its corresponding amendments under SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS 133 (“SFAS 138”) and SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

The Company periodically enters into derivative transactions to hedge interest rates on floating rate debt obligations and forecasted foreign currency transactions. These derivatives are classified as cash flow hedges. The Company also periodically enters into derivative transactions to reduce exposure to the effect of exchange rates on the earnings of foreign operations (primarily the effect of changes in the euro exchange rate on the results of the Company’s European operations). These derivative transactions to hedge the effect of exchange rates on foreign earnings are not allowed hedge accounting treatment; therefore, the Company records these instruments at fair value and recognizes realized and unrealized gains and losses in Other Income (Expense)—Net.

Net gains or losses on interest rate hedges are recorded in interest expense when reclassified to earnings. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged and are reclassified from other comprehensive income as the underlying hedged transactions occur. At January 31, 2007, cash flow hedges for forecasted foreign currency transactions extended until December 2007. The estimated amount of net losses from foreign currency hedges expected to be reclassified into earnings within the next 12 months is $577. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature. The Company did not enter into any interest rate hedges during the years ended January 31, 2007, 2006 and 2005.

(m)   Foreign Currency Translation, Exchange Risk and Financial Instruments

The accounts of the Company’s foreign subsidiaries and affiliates are measured using the local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from results of operations and accumulated as a separate component (foreign currency translation adjustment) of stockholders’ deficit. Accumulated other comprehensive income in the equity section of the balance sheet includes debit balances in cumulative foreign currency translation adjustments of $9,066 and $12,000 as of January 2007 and 2006, respectively. Gains and losses from foreign currency transactions as a result of operating activities are included in cost of sales and general and administrative expenses; gains or losses from intercompany payables and denominated in foreign currencies are included in Other Income (Expense)—Net.

As of January 31, 2006, the Company had designated the principal balance of $121,520 of its euro-denominated senior floating rate notes as a hedge of the foreign currency exposure related to the investment in its European operations. As of January 31, 2007, the principal balance of the senior floating rate notes was $19,120. For the years ended January 31, 2007 and 2006, an exchange gain (loss) of $(10,143) and $8,830 from the translation of these notes to U.S. dollars was included in the foreign currency translation adjustment. On February 1, 2007 the Company redeemed the remaining principal amount of the senior floating rate notes.

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

The Company licenses its brand names to certain unrelated third parties as well as certain foreign subsidiaries and joint ventures. Net sales include royalties earned and sales of licenses to third parties of $14,007, $16,564 and $19,901, for the years ended January 31, 2007, 2006 and 2005, respectively.

(o)   Stock Based Compensation

In the first quarter of fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values. Prior to fiscal 2007, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25, and disclosed the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123R. See Note 13.

(p)   Advertising Expense

Costs for producing media advertising are deferred until the related advertising appears in print or television media, at which time such costs are expensed. Other advertising costs are expensed as incurred. Cooperative advertising costs associated with customer support programs giving the Company an identifiable advertising benefit equal to at least the amount of the advertising allowance are accrued and charged to selling, general and administrative expenses when the related revenues are recognized. Cooperative advertising expense was approximately $23,787, $24,779 and $21,149 during the years ended January 31, 2007, 2006 and 2005, respectively. Advertising expense (including cooperative advertising) was approximately $67,500, $63,600 and $50,600 during the years ended January 31, 2007, 2006 and 2005, respectively. Promotional expense (including catalog development, trade fairs, sales samples, brochure inserts and point of display materials) was approximately $10,000, $7,100 and $6,700 during the years ended January 31, 2007, 2006 and 2005, respectively. From time to time, the Company offers various types of incentive arrangements such as cash or payment discounts, rebates or free products. All such incentive arrangements are accrued and reduce reported revenues when incurred.

(q)   Reclassifications

Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 31, 2007 presentation.

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

Capitalized software is amortized over its estimated useful life, typically three to nine years. Amortization expense was $2,620, $2,107 and $1,514 in fiscal 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expense. The unamortized balance of capitalized software was $10,525 and $9,010 at January 31, 2007 and 2006, respectively.

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

(u)   Income Taxes

The Company uses the asset and liability method for determining income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

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

The Company intends to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, income taxes have not been provided on such earnings. The Company does provide U.S. and additional foreign taxes on earnings anticipated to be repatriated from foreign subsidiaries.

We are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Operations in these different jurisdictions are taxed on various bases. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes provided during any given year. The Company calculates current and deferred taxes based on the probable tax treatment of transactions under the provisions of existing tax law and regulations.

Tax filings for various periods are subject to audit by tax authorities in most jurisdictions where the Company conducts business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts.

(2)   Distribution to Stockholders and Refinancing

(a)   Fiscal 2007 Distribution

During fiscal 2007, the Company made a special cash distribution to stockholders in an aggregate amount of $175,000, or approximately $0.23 per equivalent common share, (the “Distribution”), consisting of dividends of $53,307 on the Company’s common stock, dividends of $116,127 paid in respect of dividend participation rights of the Company’s then outstanding convertible preferred stock, and dilution adjustment payments of $5,566 to the holders of certain of the Company’s outstanding stock options. In connection with the Distribution, the Company entered into a new senior credit agreement, consisting of a

$450,000 term loan facility and an $80,000 revolving credit facility, and completed tender offers (the “Tender Offers”), for its $164,970 outstanding 8 7/8% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”), and $131,663 outstanding Floating Rate Senior Notes due 2010 (the “Floating Rate Notes”). The proceeds of the term loan facility, together with a portion of the proceeds of the revolving credit facility and cash on hand, were used to finance the Distribution and to retire the $164,710 aggregate principal amount of Senior Subordinated Notes and $112,543 aggregate principal amount of Floating Rate Notes that were purchased pursuant to the Tender Offers. On February 1, 2007, after the end of fiscal 2007, the Company redeemed and retired an additional $19,120 aggregate principal amount of the Floating Rate Notes. Pursuant to the terms of the certificate of designation governing the convertible preferred stock, the Distribution accelerated dividends on the convertible preferred stock through June 15, 2007. During fiscal 2007, the Company accrued additional dividends of $6,272 as a result of this acceleration. In connection with the Distribution, holders of 159,071 shares of the convertible preferred stock converted their shares into 514,832,157 shares of common stock effective as of January 4, 2007. As a result, at January 31, 2007, there were 11,000 outstanding shares of convertible preferred stock.

(b)   Fiscal 2005 Refinancing

During fiscal 2005, the Company retired $14,600 of its 10 3/4% Senior Subordinated Notes (the “10 3/4% Notes”) through an open market purchase at a price of 103.50% of the principal amount, and on May 25, 2004, the Company commenced an offer to purchase and consent solicitation for the purpose of retiring and refinancing the remaining principal balance of the 10 3/4% Notes of $308,300. Holders of the 10 3/4% notes who tendered their 10 3/4% notes prior to June 8, 2004 received a total tender offer consideration of $1.04267 per $1.00 of principal amount plus accrued and unpaid interest. Notes that remained outstanding following the expiration of the tender offer on June 8, 2004 were redeemed on July 11, 2004 at a redemption price of $1.035833 per $1.00 of principal amount plus accrued and unpaid interest. To refinance the 10 3/4% Notes and to pay the tender and redemption premiums in connection with the retirement of the 10 3/4% Notes, on June 9, 2004 the Company issued €100,000 ($121,520 at January 31, 2006) senior floating rate notes due 2010 and $205,000 8 7/8% senior subordinated notes due 2011. See Note 11 for a description of the senior notes and the senior subordinated notes. A total of $17,767 of redemption premiums, tender and consent solicitation payments, dealer-manager fees and deferred financing costs were charged to Other Income (Expense)—Net in connection with the repurchase and retirement of the 10 3/4% notes. Additionally, a total of $8,055 of deferred financing costs were incurred in connection with the issuance of the floating rate senior notes and the 8 7/8% senior subordinated notes.

(c)   2003 Recapitalization and Convertible Preferred Stock

The Company’s outstanding convertible preferred stock was issued to three major investors and the holders of the then outstanding preferred stock issuance as a result of a July 31, 2003 recapitalization transaction. The convertible preferred stock has a dividend rate of 8%, is convertible into the Company’s common stock at $0.42 per share and had a liquidation preference of $11 and $193,981 at January 31, 2007 and 2006, respectively.

The terms of the convertible preferred stock provide that the 8% dividend rate may increase or decrease on or after July 31, 2008 under certain conditions relating to whether accrued and owing dividends have been paid, the percentage of our outstanding voting stock held by our major stockholders and the number of non-independent members on our board of directors. In the event of a liquidation, change of control, qualified public offering of common stock, or qualified recapitalization (all as defined in the Certificate of Designation and Powers governing the terms of the convertible preferred stock), the accrual and compounding of dividends for the period up to and including the June 15, 2007 dividend payment date are deemed to have accelerated and fully accrued as of the date immediately prior to the liquidation, change of control, qualified public offering of common stock, or qualified recapitalization. The convertible preferred stock votes on an as-converted basis on all matters submitted to a vote of common stockholders. If we distribute dividends to any class of securities that are junior to our convertible preferred stock (including common stock), each holder of convertible preferred stock has the option to elect, in lieu of an adjustment to the conversion price, to participate in such dividend or distribution pro rata with the holders of the junior securities as if their shares had been converted immediately before the record date for such dividend or distribution. The Company has the option to redeem the convertible preferred stock at any time after July 31, 2011 at a redemption price of $1,000 per share plus all accrued and unpaid dividends.

The Company is a party to a stockholders agreement with the three major investors relating to the ownership rights and corporate governance of the Company. Pursuant to the terms of this agreement, the major stockholders agreed to take all actions in their power to elect nominees selected by them to our board of directors. In addition, the Company’s ability to take certain actions, including amending its charter, commencing bankruptcy proceedings, and taking certain corporate actions (including debt incurrences, stock issuances, acquisitions, asset sales and the like), is subject to the written consent of either all or two-thirds (depending on the action) of the major stockholders so long as the major stockholders collectively continue to hold 25% or more of our outstanding voting stock. In connection with this agreement, the Company agreed to pay certain expenses of the major stockholders in order to register their shares in the public markets.

(3)   Joint Venture Acquisitions

The Company acquired majority interests in three entities during the year ended January 31, 2007: Lambertson Truex, LLC (“LT”); Samsonite Australia PTY Limited (“SA”); and Samsonite (Thailand) Company Limited (“ST”).

On July 6, 2006, the Company acquired a 63% interest in LT, a newly formed joint venture between the Company and Lambertson Truex, Inc., designers and distributors of high-end purses, shoes and other accessories for $2,368 including costs of the acquisition. The Company accounted for the purchase as a business combination. The total purchase price was allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the allocation of $3,563 to the Lambertson Truex trademark. The trademark value will be amortized on a straight-line basis over an estimated useful life of fifteen years.

On July 27, 2006, the Company acquired a 70% interest in SA, an Australian company which has been the Company’s long-time distributor of Samsonite products in Australia for approximately $10,057, including costs of the acquisition. The Company accounted for the purchase as a business combination. The purchase price has been allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the allocation of approximately $8,733 to intangible assets, including $8,096 to goodwill.

On July 1, 2006, ST, a newly formed corporation, commenced distributing Samsonite products in Thailand. The Company subscribed to 60% of the shares in ST for a price of $321 and the former distributor of Samsonite products in Thailand subscribed to the remaining 40% of the shares for a price of approximately $210. The Company and the minority interest shareholders in LT, SA and ST have entered into agreements governing the operation of the joint ventures. These agreements include certain requirements for the Company to buy a portion or all of the minority interests at future dates. The value of conditional purchase requirements is currently de minimus and the value of unconditional purchase requirements is not significant and is classified as a long-term liability.

(4)   Asset Impairment and Provision for Restructuring Operations

Fiscal 2007

During fiscal 2007, the Company recorded restructuring charges in its European and U.S. operations totaling $3,775, asset impairment charges of $1,623, and $1,704 of restructuring related expenses that are included in cost of goods sold (inventory writedowns, consulting expenses and other).

The fiscal 2007 European restructuring charge relates to the closure on June 30, 2006 of the Company’s softside manufacturing plant in Samorin, Slovakia. The closure was the result of the Company’s continuing consolidation of its softside manufacturing capacities and its transition from sourcing manufactured products from Company-owned and operated facilities to sourcing manufactured products from third-party manufacturers. The Company recorded a provision for restructuring operations of $1,277 for employee severance costs, which relates to the approximately 360 employees who worked at the plant, and an asset impairment charge of $1,623, which relates to the writedown of real estate, machinery and equipment associated with the plant. The Company also incurred restructuring costs related to the Slovakian plant closure of approximately $1,045 for inventory writedowns, consulting and other expenses that were charged to cost of sales during the year ended January 31, 2007.

The fiscal 2007 U.S. restructuring charge relates to the planned closure of the Company’s Denver, Colorado facilities, consolidation of its corporate functions in its Mansfield, Massachusetts office and planned relocation of distribution functions to the southeast region of the U.S. The Company expects the consolidation and relocation to be completed by approximately April 30, 2008. In connection with the consolidation and relocation, the Company expects to incur severance and retention costs of approximately $3,700 relating to approximately 210 employees who will be affected by the relocation and consolidation. The severance and retention costs are being accrued monthly over the expected period employees must remain employed to receive severance and retention benefits until December 31, 2007. During fiscal 2007, severance and retention benefits of $2,498 were accrued. The Company also expects that it will incur approximately $3,000 of costs for new employee training, employee relocation and recruiting and expenses of moving inventory and distribution systems which will be expensed as incurred.

Fiscal 2006

A restructuring charge was incurred in the European segment in connection with the August 31, 2005 sale of the Henin-Beaumont, France facility (the “H-B site”). The Company made cash payments to the purchaser of $9,923 and assumed an additional liability of $1,421, which was to be paid over a 24-month period representing the assumption by the purchaser of the Company’s liability and responsibility for pension and social costs for the 206 employees at the H-B site. A restructuring charge of $8,666 was recorded which represents the amount of cash payment obligations less amounts previously accrued for pension and other benefit liabilities for the H-B site employees. The Company also incurred legal and consulting costs of approximately $1,171 related to the sale of the H-B site that are included in cost of sales for the year ended January 31, 2006. An asset impairment charge of $5,450 was also recorded upon the decision to sell the H-B site for the write-off of the net book value of the H-B site property, plant and equipment sold to the purchaser (See Note 17).

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

Fiscal 2005

The Company recorded a restructuring provision of $3,390 for the closure of the Tres Cantos, Spain manufacturing plant and severance costs associated with approximately 40 positions that were eliminated. An asset impairment provision of $671 was also recorded to write-down costs related to a project to convert an idle U.S. factory to a warehouse. The Company also recorded a charge of $685 for lease termination costs related to the closure of the Nogales, Mexico production facility. Production at this facility ceased during July 2004 and the facilities were vacated during the third quarter. The Company recorded a restructuring provision of $1,788 related to severance for the elimination of approximately 96 positions in the Company’s Americas operations. At January 31, 2007, these restructurings had been completed and no restructuring accruals remain.

The following is a summary of restructuring accruals by segment for the three years ended January 31, 2007:

	Balance at Beginning of Year	Additions (Reversals) Net	Payments	Exchange Rate and Other	Balance at End of Year
Year ended January 31, 2007
North America
Severance and termination benefits	$132	2,498	(256)	113	2,487
Europe
Manufacturing restructuring, severance and other	1,668	1,277	(1,543)	111	1,513
	$1,800	3,775	(1,799)	224	4,000
Year ended January 31, 2006
North America
Severance and termination benefits	$872	(183)	(513)	(44)	132
Europe
Manufacturing restructuring, severance and other	88	10,056	(8,458)	(18)	1,668
Latin America
Severance and other	660	(24)	(652)	16	—
	$1,620	9,849	(9,623)	(46)	1,800
Year ended January 31, 2005
North America
Severance and termination benefits	$—	1,130	(254)	(4)	872
Europe
Manufacturing restructuring, severance and other	25	3,390	(3,334)	7	88
Latin America
Nogales, Mexico manufacturing restructuring, severance and other	1,768	658	(1,768)	2	660
Lease termination	—	685	(685)	—	—
	$1,793	5,863	(6,041)	5	1,620

(5)   Inventories

Inventories consisted of the following at January 31, 2007 and 2006:

	January 31,
	2007	2006
Raw materials	$11,312	12,494
Work in process	2,384	2,877
Finished goods	152,071	118,312
	$165,767	133,683

(6)   Assets Held for Sale

Assets held for sale consisted of the following at January 31, 2007 and 2006:

	January 31,
	2007	2006
Stratford, Canada(a)	$—	1,515

(a)           The Company sold its facility in Stratford, Canada and leased back part of the facility in April 2006. The sales price was approximately $6,300.

(7)   Property, Plant and Equipment

Property, plant and equipment consisted of the following at January 31, 2007 and 2006:

	January 31,
	2007	2006
Land	$6,596	6,114
Buildings	58,870	56,963
Machinery, equipment, leasehold improvements and other	140,229	118,689
Computer software	23,587	19,910
	229,282	201,676
Less accumulated depreciation and amortization	(125,283)	(112,576)
	$103,999	89,100

Property, plant and equipment includes property and equipment under capital leases as follows at January 31, 2007 and 2006:

	January 31,
	2007	2006
Buildings	$96	—
Machinery, equipment, leasehold improvements and other	668	104
	764	104
Less accumulated amortization	(300)	(73)
	$464	31

(8)   Intangible Assets

Intangible assets consisted of the following at January 31, 2007 and 2006:

	2007			2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$8,131	(7,854)	277	7,762	(7,762)	—
Patents, trademarks and other	9,839	(4,135)	5,704	4,949	(3,274)	1,675
Leasehold rights	1,370	(981)	389	2,030	(1,482)	548
Unamortized prior service cost	—	—	—	1,609	—	1,609
	$19,340	(12,970)	6,370	16,350	(12,518)	3,832
Intangibles not subject to amortization
Tradenames			84,143			84,143
Goodwill			12,313			3,683
			96,456			87,826
Total			$102,826			91,658

As described in Note 3, the Company allocated $3,563 to trademark rights as a result of the Lambertson Truex transaction and the acquisition of a majority interest in the Company’s Australian distributor resulted in the allocation of $8,096 to goodwill and $637 to licenses and trademarks. During fiscal 2007, the Company recorded a decrease in intangible assets of $1,609 in connection with the adoption of SFAS 158 (see Note 15).

There were no significant acquisitions of intangible assets for the fiscal year 2006. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, affect the reported gross and net book value of the Company’s intangible assets.

Amortization expense (not including impairment provisions) for intangible assets for the years ended January 31, 2007, 2006 and 2005 was $1,193, $862 and $2,358, respectively. Future amortization expense for the net carrying amount of intangible assets at January 31, 2007 is estimated to be $1,668 in fiscal 2008, $1,154 in fiscal 2009, $494 in fiscal 2010, $454 in fiscal 2011, $303 in fiscal 2012 and $2,297 beyond 2012.

(9)   Other Assets and Long-term Receivables

Other assets and long-term receivables consisted of the following at January 31, 2007 and 2006:

	Year ended January 31,
	2007	2006
Deferred bank and subordinated note financing costs	$6,105	7,372
Deposits	6,808	3,181
Long-term deferred taxes	4,038	263
Long-term receivables	559	2,522
Other	683	61
	$18,193	13,399

(10)   Short-term Debt

As of January 31, 2007 and 2006, the Company had $12,096 and $9,396, respectively, of short-term debt outstanding under unsecured foreign lines of credit. As of January 31, 2007, the weighted average interest rate on foreign short-term borrowings was 9.6%. Certain foreign subsidiaries had unused available lines of credit for working capital, discounting trade acceptances and issuing bank guaranties of approximately $115,307 as of January 31, 2007; however, the terms of the Company’s senior credit facility and senior subordinated notes limit additional amounts which could be borrowed under such foreign credit facilities.

(11)   Long-term Obligations

Long-term obligations represent long-term debt and capital lease obligations as follows at January 31, 2007 and 2006:

	January 31,
	2007	2006
Senior credit facility(a)	$468,000	—
Floating rate senior notes(a)(b)	19,120	121,520
8 7/8% senior subordinated notes(a)(b)	260	174,925
Other obligations(c)	1,811	1,348
Capital lease obligations(d)	628	39
	489,819	297,832
Less current installments	(25,512)	(1,048)
	$464,307	296,784

(a)   Senior Credit Facility

During fiscal 2007, the Company closed a series of transactions discussed in Note 2. As part of these transactions, the Company retired its Floating Rate Notes and Senior Subordinated Notes and replaced the then existing senior credit facility with a new senior credit facility (the “Senior Credit Facility”) consisting of a $450,000 senior secured term loan facility (“Term Loan Facility”) and an $80,000 senior secured revolving credit facility (“Revolving Credit Facility”), including a letter of credit sub-facility. The Company incurred costs related to the origination of the new credit facility of $6,216 that were deferred and will be amortized to interest expense over the term of the new credit facility.

The Term Loan Facility consists of a $450,000 loan, which expires on December 20, 2013. In certain circumstances, the Company may elect to request an additional term loan commitment under the Senior Credit Facility of up to $200,000. The Term Loan Facility requires principal repayments in the amount of $1,125 on March 31, June 30, September 30 and December 31 of each year with such payments ending on September 30, 2013, and $419,625 due on December 20, 2013.

The Revolving Credit Facility consists of a portion which may be borrowed by the Company in U.S. dollars, euros or sterling totaling the U.S. dollar equivalent of $50,000 and a portion which may be borrowed by the Company’s European subsidiary in euros or sterling totaling the euro equivalent of €22,700 (equivalent to $30,000 on January 31, 2007). The Revolving Credit Facility expires on December 20, 2012. As of January 31, 2007, there was $18,000 borrowed by the Company under the Revolving Credit Facility and $8,700 of letters of credit issued.

Borrowings under the Term Loan Facility and Revolving Credit Facility accrue interest at rates adjusted periodically depending on the Company’s financial performance as measured each fiscal quarter and interest rate market conditions. At January 31, 2007, the interest rate on the Term Loan Facility was 7.62% and the interest rate on the Revolving Credit Facility was 7.57%. In addition, the Company is required to pay a commitment fee of ..375% or .50% (depending on the Company’s financial performance) on the unused portion of the Revolving Credit Facility. The obligations under the Senior Credit Facility are secured by substantially all of the Company’s domestic assets and certain foreign assets.

Subsequent to January 31, 2007, the Company entered into a variable to fixed interest rate swap agreement effective March 21, 2007 with a notional amount of $225,000, a pay rate of 5.192% and a receive rate based on the three month LIBOR rate. The swap agreement dated February 1, 2007 has a five-year term and can be canceled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.

The Senior Credit Facility contains financial and other covenants that, among other things, limit the Company’s ability to engage in transactions with its affiliates, incur any additional debt outside of the Senior Credit Facility, create new liens on any property, make acquisitions, participate in certain mergers, consolidations, acquisitions, liquidations, asset sales, investments, or make distributions or cash dividend payments to its equity holders. The Company was in compliance with such covenants as of January 31, 2007.

(b)   Senior Notes and Senior Subordinated Notes

The floating rate senior notes have a principal amount of $19,120 at January 31, 2007. Interest is payable quarterly on March 1, June 1, September 1 and December 1 of each year at Euribor plus 4.375%. At January 31, 2007, interest was payable on the floating senior rate notes at 8.0%. During the year ended January 31, 2007, the Company retired $112,543 of its outstanding Floating Rate Senior Notes. In connection with the retirement of the Notes, the Company paid premiums of $2,251 and charged to Other expense $1,695 of deferred financing costs. On February 1, 2007 the Company retired the remaining $19,120 of Floating Rate Senior Notes.

The 8 7/8% senior subordinated notes are due June 1, 2011. Interest is payable semi-annually on June 1 and December 1 of each year. During the year ended January 31, 2007, the Company retired $174,664 outstanding 8 7/8% Senior Subordinated Notes due 2011. In connection with the retirement of the Notes, the Company paid premiums of $15,035 and charged to Other expense $2,746 of deferred financing costs.

(c)   Other Obligations

As of January 31, 2007, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature in 2007.

(d)   Leases and Debt Maturities

Future minimum payments under non-cancelable capital leases, which relate primarily to property and equipment, and non-cancelable operating leases, primarily for retail floor space rental, at January 31, 2007 were as follows:

	Capital Leases	Operating Leases
Year ending January 31:
2008	$165	33,833
2009	172	26,053
2010	211	20,678
2011	96	15,933
2012	5	14,735
Thereafter	1	24,592
Total minimum lease payments	650	135,824
Less amount representing interest	(22)
Present value of minimum capital lease payments	628
Less current installments of minimum capital lease payments	(49)
Long-term obligations under capital leases, excluding current installments	$579

Rental expense under cancelable and non-cancelable operating leases consisted of the following:

	Year ended January 31,
	2007	2006	2005
Minimum rentals	$35,170	27,402	25,727
Contingent rentals	1,178	839	767
	$36,348	28,241	26,494

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

Aggregate maturities of long-term obligations, including capital leases, at January 31, 2007 were as follows:

Year ending January 31:
2008	$25,512
2009	4,733
2010	4,711
2011	4,596
2012	4,765
Beyond	445,502
Total	$489,819

(12)   Other Long-Term Liabilities

Other long-term liabilities consisted of the following at January 31, 2007 and 2006:

	January 31,
	2007	2006
Pension benefits under defined benefit plans	$57,445	54,646
U.S. post-retirement health plan	15,450	19,567
Accrued stock compensation	4,780	4,312
Other	7,513	8,437
	$85,188	86,962

(13)   Stock Options and Stock Purchase Warrants

The Company has adopted SFAS 123R, on February 1, 2006, using the modified prospective method. Among other things SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method. Under the modified prospective method, compensation cost for stock options not vested as of February 1, 2006 is recognized based on the grant-date fair value calculated for pro forma disclosure under the previously issued Statement of Financial Accounting Standards No. 123. In accordance with SFAS 123R, the cumulative effect of the $1,391 difference between the fair value of liability classified stock awards for deferred compensation agreements under SFAS 123R and the intrinsic value method previously used for the awards was recorded as a cumulative effect of a change in accounting principle at February 1, 2006 by reducing the liability for such agreements by $1,391.

1995 and 1999 Stock Option and Incentive Award Plans

The 1995 Stock Option and Incentive Award Plan (as Amended in 1996) (“the 1995 Plan”) reserves 2,550,000 shares for the issuance of options as determined by the compensation committee of the Board of Directors, but pursuant to its terms no further options may be granted under such plan after October 18, 2005. The 1995 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1995 Plan. Incentive stock options must be issued at exercise prices no less than the market value of the common stock at the date of the grant. Nonqualified stock options may be granted at option prices at or below the market value, but not at less than 50% of the market value of the common stock at the date of the grant. Options granted under the 1995 Plan may vest over a period of not more than ten years as determined by the compensation committee. At January 31, 2007, all awards under the 1995 Plan were nonqualified stock options.

The FY 1999 Stock Option and Incentive Award Plan (the “1999 Plan”) reserves 95,000,000 shares for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options and shares issued under deferred compensation plans, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the 1999 Plan. As of January 31, 2007, awards under the 1999 Plan were for either nonqualified stock options or for deferred compensation arrangements. The Company’s Board of Directors has delegated to the Audit Committee responsibility for administering the 1999 Plan.

The Company has issued different types of stock-based compensation awards including in-the-money options, at-the-money options, and deferred compensation awards payable in shares of common stock or cash at the Company’s discretion. The vesting of certain of the options was subject to performance criteria, all of which have been satisfied. All stock option grants must be approved by the Audit Committee of the Company’s Board of Directors. Compensation expense related to stock options and deferred compensation awards of $6,996, $5,497 and $4,031 was recognized for the year ended January 31, 2007,

2006 and 2005, respectively. Amounts credited to additional paid-in capital for equity classified awards and to accrued liabilities for liability classified awards were $4,331 and $1,859, $4,007 and $1,490, and $1,209 and $2,822, respectively, during the years ended January 31, 2007, 2006 and 2005. At January 31, 2007, the Company has unrecognized fixed compensation expense related to stock based awards of $11,465 which is expected to be recognized over approximately two years.

A comparison of reported net income (loss) for the year ended January 31, 2007, 2006 and 2005, and pro-forma net income (loss) for the years ended January 31, 2006 and 2005, including effects of expensing the fair value of stock options, follows:

	Year ended January 31,
	2007	2006	2005
Net income (loss) before cumulative effect of an accounting change, as reported	$(8,229)	13,321	(9,698)
Net loss to common stockholders, as reported	(145,224)	(1,510)	(23,381)
Net loss per common share—basic and diluted, as reported:
Net loss to common stockholders before cumulative effect of an accounting change	$(0.55)	(0.01)	(0.10)
Cumulative effect of an accounting change	0.01	—	—
Net loss to common stockholders	$(0.54)	(0.01)	(0.10)
Share based compensation expense included in net income (loss)	$6,996	5,497	4,031
Pro-forma effects (a):
Share based compensation expense, on a pro-forma basis		$7,523	4,746
Net loss to common stockholders, on a pro-forma basis		$(3,536)	(24,096)
Net loss per common share, on a pro-forma basis:
Basic and diluted		$(0.02)	(0.11)

(a)           As if the Company applied the fair value based method to expense stock options for the years ended January 31, 2006 and 2005.

Stock Option Summary:

A summary of stock option award activity follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2004	1,738,300	$6.35
Granted	54,000,000	0.53
Exercised	—	—
Forfeited/Expired	(495,587)	6.36
Outstanding at January 31, 2005	55,242,713	0.66	9.3	*
Granted	39,600,000	0.57
Exercised	—	—
Forfeited/Expired/Canceled	(24,866,955)	0.60
Outstanding at January 31, 2006	69,975,758	0.69	8.6	*
Granted	1,950,000	0.73
Exercised	(15,000)	0.67
Expired	(458,022)	4.32
Forfeited	(708,750)	0.57
Outstanding at January 31, 2007	70,743,986	$0.53	7.6	$43,793
Exercisable at January 31, 2007	24,337,736	$0.75	7.4	$11,218

*                    The Company adopted SFAS 123R effective February 1, 2006.

The fair value of each stock option grant is measured at the date of grant or modification using a Black-Scholes option-pricing model. The weighted-average grant-date fair value of options granted or modified during the year ended January 31, 2007, 2006 and 2005 was $0.54, $0.36 and $0.23, respectively. The following assumptions were used in arriving at the fair value of options and stock-based deferred compensation awards granted during the year ended January 31, 2007, 2006 and 2005: risk-free interest rates of 3.24% to 5.09%; no dividend yield; expected volatility factor of 50% to 61%; and expected lives of 4-5 years. The risk free interest rate is based on the rate for a U.S. Treasury Strip with a term comparable to the expected term of the option. Expected volatility is based on historical volatility of the Company’s stock. The expected option life is based on historical experience with employee exercise behavior.

Stock Warrants Outstanding

As of January 31, 2007 the Company has warrants outstanding (issued in connection with the recapitalization described in Note 2(c)) to purchase 15,515,892 shares of common stock at an exercise price of $0.515 per share and which are exercisable until July 31, 2013. Also outstanding are warrants to purchase 1,061,012 shares of common stock at an exercise price of $10.17 per share, which are exercisable until June 2010.

(14)   Income Taxes

The Company has operations in numerous countries and its tax provision involves many complex variables, including differing tax structures from country to country and the effect of international earnings on U.S. taxation.

Income tax expense (benefit) attributable to income (loss) from operations consists of:

	Current	Deferred	Total
Year ended January 31, 2007
U.S. federal	$(297)	577	280
Foreign	32,284	(5,402)	26,882
U.S. state and local	(143)	156	13
	$31,844	(4,669)	27,175
Year ended January 31, 2006:
U.S. federal	$634	(1,118)	(484)
Foreign	18,002	(641)	17,361
U.S. state and local	(643)	282	(361)
	$17,993	(1,477)	16,516
Year ended January 31, 2005:
U.S. federal	$—	629	629
Foreign	13,869	(875)	12,994
U.S. state and local	9	20	29
	$13,878	(226)	13,652

Components of income (loss) from operations before income taxes and minority interest are as follows:

	Year ended January 31,
	2007	2006	2005
United States	$(43,820)	(3,869)	(28,671)
Other countries	72,439	38,588	36,146
Total	$28,619	34,719	7,475

Income tax expense (benefit) attributable to income (loss) before income taxes and minority interest differed from the amounts computed by applying the U.S. federal income tax rate of 35% for fiscal 2007, 2006 and 2005 as a result of the following:

	Year ended January 31,
	2007	2006	2005
Computed “expected” tax expense	$10,017	12,152	2,616
Increase (decrease) in taxes resulting from:
Tax rate differential on foreign earnings	5,109	(3,485)	3,956
Tax effect of foreign dividends	1,368	301	—
Tax effect of subpart F income	3,713	6,872	4,482
Foreign tax on US income	(531)	(410)	(534)
Change in valuation allowance	8,423	188	3,081
State taxes	(1,093)	693	(493)
Adjustment of reserves related to prior years’ tax provision	(440)	(652)	—
Non-deductible stock compensation	740	1,058	265
Other, net	(131)	(201)	279
Income tax expense	$27,175	16,516	13,652

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability are presented below:

	January 31,
	2007	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$2,471	2,083	2,503
Inventory	2,756	2,251	2,985
Other accruals and reserves	18,274	14,552	12,338
Plant, equipment and intangibles	9,173	8,204	8,161
Post-retirement benefits	6,422	7,539	7,530
Pension	22,059	20,061	15,070
Net operating loss and minimum tax credit carryforwards	54,971	64,097	68,420
Total gross deferred tax assets	116,126	118,787	117,007
Less valuation allowance	(78,728)	(86,170)	(82,337)
Deferred tax assets, net of valuation allowance	37,398	32,617	34,670
Deferred tax liabilities:
Plant, equipment and intangibles due to fresh start accounting	28,224	28,060	32,039
Plant and equipment, due to differences in depreciation methods	7,457	7,883	9,264
Intangible assets	7,099	6,366	5,620
Other	3,693	4,290	3,500
Total gross deferred tax liabilities	46,473	46,599	50,423
Net deferred tax liability	$(9,075)	(13,982)	(15,753)

The components of the net current deferred tax asset, net non-current deferred tax asset and net non-current deferred tax liability were as follows:

	January 31,
	2007	2006	2005
Net current deferred tax asset:
U.S. federal	$3,130	2,345	2,091
Foreign	6,518	5,892	7,740
U.S. state and local	644	415	209
	10,292	8,652	10,040
Net non-current deferred tax asset:
U.S. federal	—	—	—
Foreign	4,038	263	174
U.S. state and local	—	—	—
	4,038	263	174
Net non-current deferred tax asset:
U.S. federal	—	—	—
Foreign	—	—	—
U.S. state and local	—	—	—
	—	—	—
Net non-current deferred tax liability:
U.S. federal	(9,136)	(7,774)	(8,639)
Foreign	(12,531)	(13,771)	(16,464)
U.S. state and local	(1,738)	(1,352)	(864)
	(23,405)	(22,897)	(25,967)
Net deferred tax liability	$(9,075)	(13,982)	(15,753)

Valuation allowance.   The valuation allowance decreased by a total of $7,442 during the year ended January 31, 2007. Foreign valuation allowances decreased by $3,496, and U.S. valuation allowances decreased by $3,946. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At January 31, 2007, the Company had net operating loss carryforwards of approximately $20,940 for foreign subsidiaries and approximately $117,601 for U.S. income tax purposes. U.S. net operating loss carryforwards expire at various dates through 2027 in accordance with the table below. In fiscal 2000 and in fiscal 2004, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. Consequently, utilization of the net operating loss carryforwards is generally subject to an annual limitation of approximately $13,889, as adjusted for unused annual limitations. The U.S. net operating loss carryforwards expire as follows:

Expiring January 31,	Amount
2019	$19,872
2020	32,918
2022	38,183
2023	4,704
2024	10,171
2025	3,087
2027	8,666
$117,601

Deferred income taxes have been provided on undistributed earnings of foreign subsidiaries to the extent that management plans to remit these earnings in the future. Undistributed earnings of foreign subsidiaries and affiliates that are permanently invested, and for which no deferred taxes have been provided, amounted to approximately $58,200 and $16,700 as of January 31, 2007 and 2006, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, net operating losses or tax credits may be available to reduce a portion of the U.S. liability.

(15)   Pension and Other Employee Benefits

The Company and certain subsidiaries have pension plans and post retirement health benefit plans which provide retirement benefits for eligible employees, generally measured by length of service, compensation and other factors. On January 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the Company’s fiscal year end. The Company currently utilizes a calendar year-end measurement date. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of January 31, 2007. The initial adoption was reflected as a decrease to the January 31, 2007 balance of accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit), and included the elimination of the additional minimum liability, which is no longer required. The following table summarizes the effect of the required changes in the additional minimum liability as of January 31, 2007 prior to the adoptions of SFAS 158 as well as the impact of the initial adoption of SFAS 158 on the Company’s consolidated balance sheet:

	January 31, 2007
	Before Additional Minimum Liability and SFAS 158 Adjustments	Additional Minimum Liability Adjustments	SFAS 158 Adjustments	After Application of SFAS 158
Intangible assets	$104,435	(258)	(1,351)	102,826
Other accrued liabilities	$54,145	—	1,166	55,311
Other non-current liabilities	$91,759	(6,692)	121	85,188
Accumulated other comprehensive loss	$(60,772)	6,434	(2,638)	(57,176)

The following tables provide combined information relevant to the Company’s pension and other employee benefit plans:

	Pension Benefits			Post Retirement Benefits
	Year Ended January 31,
	2007	2006	2005	2007	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$229,484	224,522	206,024	16,875	15,367	14,905
Service cost	1,664	1,769	1,572	543	470	404
Interest cost	12,210	12,482	12,389	897	853	853
Plan participants’ contributions	—	—	—	1,185	1,141	1,030
Amendments	—	—	—	—	—	56
Actuarial (gain)/loss	2,424	7,590	21,349	(902)	1,047	(325)
Benefits paid	(16,893)	(16,946)	(16,814)	(2,051)	(2,011)	(1,571)
Translation adjustment	(34)	67	2	7	8	15
Benefit obligations at end of year	$228,855	229,484	224,522	16,554	16,875	15,367

	Pension Benefits			Post Retirement Benefits
	Year Ended January 31,
	2007	2006	2005	2007	2006	2005
Change in Plan Assets
Fair value of plan assets at beginning of year	$167,091	177,061	178,875	—	—	—
Actual return on plan assets	18,412	6,680	14,986	—	—	—
Employer contributions	2,737	237	228	866	870	541
Plan participants’ contributions	—	—	—	1,185	1,141	1,030
Mexican plan termination	—	—	(215)	—	—	—
Translation adjustment	(31)	59	1	—	—	—
Benefits paid	(16,893)	(16,946)	(16,814)	(2,051)	(2,011)	(1,571)
Fair value of plan assets at end of year	171,316	167,091	177,061	—	—	—
Funded status	(57,539)	(62,393)	(47,461)	(16,554)	(16,875)	(15,367)
Unrecognized net obligation loss	—	72	73	—	—	—
Unrecognized net actuarial (gain) loss	—	56,481	47,046	—	(1,585)	(2,902)
Unrecognized prior service cost (credit)	—	1,632	1,897	—	(1,107)	(1,373)
Contribution made between measurement date and fiscal year end	—	2,500	—	—	—	—
Prepaid (accrued) benefit cost	(57,539)	(1,708)	1,555	(16,554)	(19,567)	(19,642)
Minimum liability adjustments	— *	(52,938)	(43,969)	—	—	—
Net amount recognized	$(57,539)	(54,646)	(42,414)	(16,554)	(19,567)	(19,642)

*                    No longer applicable after adoption of SFAS 158.

	Pension Benefits			Post Retirement Benefits
	Year Ended January 31,
	2007	2006	2005	2007	2006	2005
Weighted average assumptions used to determine benefit obligations
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected long-term rate of return on assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	3.50%	3.50%	3.50%	N/A	N/A	N/A

For post-retirement benefit measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2007. The rate was assumed to decrease gradually to 5.0% for fiscal 2011 and remain at that level thereafter.

	Pension Benefits			Post Retirement Benefits
	Year Ended January 31,
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit costs
Service cost	$1,664	1,769	1,572	543	470	404
Interest cost	12,210	12,482	12,389	897	853	853
Expected return on plan assets	(13,476)	(13,395)	(14,081)	—	—	—
Amortization of prior service cost	261	267	270	(263)	(270)	(270)
Recognized net actual (gain) loss	4,795	4,866	2,567	(205)	(273)	(318)
Total net periodic benefit cost	$5,454	5,989	2,717	972	780	669

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects on January 31, 2007 amounts:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$175	(144)
Effect on post-retirement benefit obligation	$1,958	(1,617)

The estimated accumulated benefit obligation (the actuarial present value of benefits attributed to employee service and compensation levels prior to the measurement date without considering future compensation levels), commonly referred to as the “ABO”, exceeded the fair value of plan assets at December 31, 2006, 2005 and 2004 by $52,565, $56,907 and $42,170, respectively.

For pension plans with accumulated obligations in excess of plan assets at January 31, 2007, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $227,425, $222,924 and $169,953 and $228,058, $222,770 and $165,840, as of January 31, 2007 and 2006, respectively.

For pension plans with assets in excess of accumulated obligations at January 31, 2007, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $1,430, $956 and $1,363, and $1,426, $1,227 and $1,250, as of January 31, 2007 and 2006, respectively.

The plan assets were invested in the following major asset categories:

	Percentage of Plan Assets at December 31, 2006	Percentage of Plan Assets at December 31, 2005	Target Allocation for fiscal year 2008
Equity Securities	73%	67%	60 - 70%
Fixed Income	27%	33%	30 - 40%
Total	100%	100%	100%

The asset allocation targets are set with the expectation that the plan’s assets will fund the plan’s expected liabilities with an appropriate level of risk. Expected returns, risk and correlation among asset classes are based on historical data and investment advisor input.

The Company expects to make $15,600 in contributions to its funded pension plans in fiscal 2008. The Company expects to make approximately $900 of benefit payments attributable to its unfunded post-retirement benefit plans during fiscal year 2008.

The Company sponsors defined contribution plans, qualified under Section 401(k) of the Internal Revenue Code, which are offered to certain groups of U.S. employees. Expense related to operations of these plans was $574, $484 and $589 for the years ended January 31, 2007, 2006 and 2005, respectively. The plans do not have significant liabilities other than benefit obligations.

The pension and post-retirement benefits expected to be paid in each year from fiscal 2008 - 2012 are $17,756, $17,628, $17,597, $17,597 and $17,778, respectively. The aggregate benefits expected to be paid in the five years from 2013-2017 are $90,097. The expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006 and include estimated future employee service.

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

Senior Subordinated Notes

The Company estimates that the fair value of the 8 7/8% Notes at January 31, 2006 approximates $184,983 based on inter-dealer translations which were priced at approximately $105.75 per $100.00 of principal.

Senior Notes, Senior Credit Facility and Other Long-term Obligations

The carrying value approximates the fair value of these instruments, which primarily have floating interest rates that are fixed for periods not exceeding six months. The Company estimates that the fair value of the senior credit facility approximates the book value at January 31, 2007 of $468,000.

Foreign Currency Forward Delivery Contracts

The fair value of foreign currency forward delivery contracts is estimated by reference to market quotations received from banks. At January 31, 2007 and 2006, the contract value of foreign currency forward delivery agreements outstanding was approximately $93,861 and $34,155, respectively. The settlement value of these instruments at that date was approximately $92, 554 and $35,122, respectively.

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

(17)   Litigation, Commitments and Contingencies

Litigation

Samsonite Europe N.V. and one of its subsidiaries was the subject of a lawsuit filed in France in November 2006 related to the August 31, 2005 sale of the H-B site (see Note 4 for a more detailed description of the H-B site sale). The plaintiff in the lawsuit, Workers Council Energyplast (“Workers

Council”), seeks to overturn the sale of the H-B site and the related transfer of the Company’s liability and responsibility for employee pension and social costs for the 202 employees at the H-B site. On March 13, 2007, the Tribunal de Grande Instance in Paris (the “Court”) dismissed the claim on procedural grounds. Counsel for the Workers Council initiated appeal on April 11, 2007 and announced that in appeal the 202 workers will join in the lawsuit. Samsonite was notified of the filing of the appeal on April 16, 2007. The Company believes that the appeal of the Court’s decision is without merit and intends to vigorously defend its position; however, an unfavorable resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

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

Agreement with Pension Benefit Guaranty Corporation (“PBGC”)

The Company has entered into an agreement with the PBGC granting them an equal and ratable lien in the pledged assets under its senior credit facility along with the lender under the facility in the amount of $66,562. If the Company were to refinance its senior credit facility in the future and increase the size of the facility, the agreement requires that the PBGC lien be increased by an amount determined under a formula considering the amount of the Company’s unfunded pension liability under the Plan and the amount of the increase in the size of the facility. Other provisions of the agreement restrict the transfers of assets outside of the ordinary course of business and the maintenance of certain funding amounts of the Plan; the Company is in compliance with these requirements at January 31, 2007.

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

(18)   Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Year ended January 31,
	2007	2006	2005
Net gain (loss) from foreign currency forward delivery contracts	$(152)	1,239	387
Gain (loss) on disposition of fixed assets, net	3,285	(128)	819
Foreign currency transaction gains (losses)(a)	1,102	(507)	525
Pension expense(b)	(3,162)	(2,813)	(2,780)
Redemption premium and expenses on retirement of senior subordinated notes and floating rate senior notes	(22,498)	(2,670)	(17,767)
Due diligence costs for uncompleted potential acquisitions	—	(2,821)	(671)
Other, net	(2,081)	(2,172)	(4,116)
	$(23,506)	(9,872)	(23,603)

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

(19)   Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information:

	Three months ended
	April 30, 2006		July 31, 2006	October 31, 2006	January 31, 2007
Net sales	$240,977		257,506	285,898	286,012
Gross profit	$123,231		129,292	144,854	148,565
Operating income	$19,129		13,932	25,650	21,129
Net income (loss) before cumulative effect of an accounting change	$3,501		(2,073)	8,857	(18,514)
Net income (loss)	$4,892		(2,073)	8,857	(18,514)
Net income (loss) to common stockholders	$1,012		(6,030)	4,821	(145,027)
Income (loss) per share to common stockholders before cumulative effect of an accounting change—basic	$—	*	(0.03)	0.02	(0.38)
Net income (loss) per share to common stockholders—basic	$0.01		(0.03)	0.02	(0.38)
Income (loss) per share to common stockholders before cumulative effect of an accounting change—diluted	$—	*	(0.03)	0.01	(0.38)
Net income (loss) per share to common stockholders—diluted	$0.01		(0.03)	0.01	(0.38)

*                    Less than $0.01 per share

	Three months ended
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Net sales	$232,358	236,540	248,686	249,302
Gross profit	$111,044	115,500	120,614	123,223
Operating income	$22,158	18,042	6,919	25,916
Net income (loss)	$7,502	2,324	(3,041)	6,536
Net income (loss) to common stockholders	$3,900	(1,343)	(6,613)	2,546
Net income (loss) per share attributable to common stockholders—basic	$0.02	(0.01)	(0.03)	0.01
Net income (loss) per share attributable to common stockholders—diluted	$0.01	(0.01)	(0.03)	—	*

*                    Less than $0.01 per share

(20)   Information Concerning Business Segments

The Company’s operations consist of the manufacture and distribution of luggage, business and computer cases, outdoor casual bags, and travel-related products and licensing of the Company’s brand names. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: (i) “Europe” which includes operations in Western and Eastern European countries; (ii) “North America”, which includes operations in the United States and Canada; (iii) “Latin America”, which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) “Asia”, which includes operations in India, China, Singapore, South

Korea, Taiwan, Malaysia, Japan, Hong Kong, Thailand and Australia; and (v) “Other” which primarily includes certain licensing activities from luggage and non-luggage brand names owned by the Company and Corporate headquarters overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based. Certain reclassifications were made to the prior periods to conform to the January 31, 2007 presentation.

Segment information for the years ended January 31, 2007, 2006 and 2005 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other(b)	Eliminations	Totals
2007
Revenues from external customers	$448,426	377,461	48,221	182,841	13,444	—	1,070,393
Intersegment revenues	$4,993	291	—	21,346	—	(26,630)	—
Operating income (loss)(a)	$59,386	22,062	6,795	38,796	(46,169)	(1,030)	79,840
Total assets	$270,459	115,822	40,971	119,855	263,316	(159,298)	651,125
Capital expenditures	$11,350	5,815	672	8,932	5,344	—	32,113
Additions to goodwill and intangibles	$1,395	3,639	280	9,213	—	—	14,527
Depreciation and amortization	$9,691	5,576	501	4,037	962	256	21,023
2006
Revenues from external customers	$417,434	363,922	41,829	127,708	15,993	—	966,886
Intersegment revenues	$2,805	97	—	15,857	—	(18,759)	—
Operating income (loss)(a)	$43,176	28,725	4,502	18,377	(21,646)	(99)	73,035
Total assets	$246,461	99,706	32,464	65,105	279,972	(156,457)	567,251
Capital expenditures	$7,743	4,456	330	4,769	5,846	—	23,144
Additions to goodwill and intangibles	$—	—	—	—	—	—	—
Depreciation and amortization	$10,584	3,846	340	2,382	767	—	17,919
2005
Revenues from external customers	$406,032	342,985	36,092	99,015	18,772	—	902,896
Intersegment revenues	$2,398	204	—	8,867	—	(11,469)	—
Operating income (loss)(a)	$42,991	16,874	2,001	16,290	(12,643)	222	65,735
Total assets	$264,795	107,739	30,842	46,444	268,720	(155,457)	563,083
Capital expenditures	$6,848	2,735	329	2,572	—	—	12,484
Additions to goodwill and intangibles	$62	—	—	378	—	—	440
Depreciation, amortization and impairment of intangible assets	$12,485	3,584	271	1,900	3,945	—	22,185

(a)           Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest.

(b)           Includes general corporate expenses.

Long-lived assets relating to the Company’s operations by geographic area is as follows:

	January 31,
	2007	2006
Property, plant and equipment, net of accumulated depreciation:
North America	$11,458	17,085
Europe	51,068	48,127
Asia	17,688	12,097
Latin America	3,580	3,411
Corporate and Other	20,205	8,380
	$103,999	89,100

	January 31,
	2007	2006
Tradenames and other intangible assets, net of accumulated amortization:
Corporate and Other	$87,431	89,573
Asia	10,236	1,159
Europe	1,034	405
North America	3,872	357
Latin America	253	164
	$102,826	91,658

Included in Corporate and Other are the amounts recorded for goodwill, patents and trademarks related to Samsonite, American Tourister, and various apparel tradenames owned by the Company.

(21)   Related Party Transactions

The Company has entered into advisory agreements with its major stockholders, Ares Corporate Opportunities Fund, L.P., Bain Capital, Ltd., and an affiliate of Ontario Teacher’s Pension Plan Board. The agreements provide that the Company pay each of these three parties an advisory fee of $500 per year for five years beginning July 31, 2003.

The Company’s Indian subsidiary, Samsonite South Asia Pvt. Ltd., purchases raw materials from and sells certain raw materials to Tainwala Chemicals and Plastics India Ltd. (“Tainwala”), Abhishri Polycontainers Pvt. Ltd. and Abhishri Packagers Pvt. Ltd. Tainwala, Abhishri Polycontainers and Abhishri Packagers is managed and controlled by the family of Dr. Ramesh Tainwala, the Chief Operating Officer of Samsonite South Asia. Dr. Tainwala and his family own a minority interest in the Company’s Indian and United Arab Emirates subsidiaries. The Company purchased raw materials and capital goods from Tainwala and Abhishri in the amounts of $2,174, $2,086 and $454 during the years ended January 31, 2007, 2006 and 2005 respectively. The Company sold raw materials to Tainwala and Abhishri in the amounts of $823, $932 and $145 during the fiscal years ended January 31, 2007, 2006 and 2005 respectively. In addition, approximately $303, $82 and $80 was paid to entities owned by Dr. Tainwala and his family, for office space rent during the years ended January 31, 2007, 2006 and 2005 respectively.

SAMSONITE CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions(a)	Transfers	Deductions(b)	Balance at End of Period
Year Ended January 31, 2007
Allowance for Trade Receivables	$7,213	3,702	—	(545)	10,370
Allowance for Long-Term Receivables	—	—	—	—	—
Allowance for Sales Returns(c)	1,630	200	—	—	1,830
Total	$8,843	3,902	—	(545)	12,200
Year Ended January 31, 2006
Allowance for Trade Receivables	$8,476	327	—	(1,590)	7,213
Allowance for Long-Term Receivables	66	—	—	(66)	—
Allowance for Sales Returns(c)	1,021	609	—	—	1,630
Total	$9,563	936	—	(1,656)	8,843
Year Ended January 31, 2005
Allowance for Trade Receivables	$7,809	1,540	—	(873)	8,476
Allowance for Long-Term Receivables	521	—	—	(455)	66
Allowance for Sales Returns(c)	1,290	—	—	(269)	1,021
Total	$9,620	1,540	—	(1,597)	9,563

Notes:

(a)           Amounts charged to costs and expenses.

(b)          Bad debt write-offs and charges to allowances, net of other adjustments, reclassifications and exchange rate changes.

(c)           Because of the manner in which the Company’s systems process sales returns, the Company is not able to quantify additions and deductions, and such amounts are shown on a net basis.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation. (Incorporated by reference from the Company’s Form 8-K, filed December 22, 2006).
3.2	Certificate of Ownership and Merger dated July 14, 1995 (Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 33-95642).
3.3	By-laws of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).
4.1	Description of the Company’s common stock, par value $.01 per share (Incorporated by reference from the Company’s Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act).
4.2

Indentures dated June 9, 2004 for 100,000 Euro Floating Rate Senior Notes due 2010 and $205,000 8 7/8% Senior Subordinated Notes due 2011(Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 333-118014).

4.3

Supplemental Indenture, dated as of December 6, 2006, to the Indenture dated as of June 9, 2004, between Samsonite Corporation and The Bank of New York Trust Company, N.A., as successor to The Bank of New York, as trustee (Incorporated by reference from the Company’s Form 8-K, filed December 6, 2006).

4.4

Supplemental Indenture, dated as of December 6, 2006, to the Indenture dated as of June 9, 2004, between Samsonite Corporation and The Bank of New York, as trustee (Incorporated by reference from the Company’s Form 8-K, filed December 6, 2006).

10.1

Form of Indemnification Agreement entered into or to be entered into by the Company with each of R. Theodore Ammon, Leon D. Black, Robert H. Falk, Thomas J. Leonard, Marc J. Rowan, Stephen J. Solarz, Gregory Wm. Hunt, Carl C. Ichan, Mark H. Rachesky, and Robert L. Rosen (Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 33-71224).

10.2	Samsonite Corporation 1995 Stock Option and Incentive Award Plan (as amended in 1996) (Incorporated by reference from Proxy Statement filed May 23, 1996).
10.2.1	Samsonite Corporation 1995 Stock Option and Award Plan, Second Amendment (Incorporated by reference from the Registrant’s Form S-8 File No. 333-20775, filed January 30, 1997).
10.3

Form of Stock Option Agreement for Awards under the 1995 Stock Option and Incentive Award Plan (as amended in 1996) (Incorporated by reference to the Registrant’s Form S-8 File No. 333-05467, filed June 7, 1996).

10.4	Samsonite Corporation Directors Stock Plan as amended (Incorporated by reference from the Company’s Proxy Statement filed May 9, 2001).
10.5

Warrant Agreement, dated as of June 24, 1998, between the Company and BankBoston, N.A. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1998).

10.5.1

First Amendment to Warrant Agreement dated as of August 17, 1998, between the Company and BankBoston, N.A. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 1998).

10.6	Amended and restated FY 1999 Stock Option and Incentive Award Plan (Incorporated by reference from Proxy Statement filed May 11, 2004).
10.7*

Employment Agreement, dated as of June 15, 2001, between the Company and Richard H. Wiley (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2001).

10.8*	Employment Agreement, dated as of October 1, 2000, between the Company and Marc Matton (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 31, 2002).
10.9

Recapitalization Agreement by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC and Ontario Teachers Pension Plan Board, dated as of May 1, 2003 (including various exhibits thereto) (Incorporated by reference from the Company’s current report on Form 8-K dated May 1, 2003).

10.10

Amendment and Restatement of Term Sheet Between Pension Benefit Guaranty Corporation and Samsonite Corporation (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2003).

10.11

Agreement dated July 23, 2003 by and between the Company and the Pension Benefit Guaranty Corporation, a United States Government Corporation (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2003).

10.12

Form of Executive Stockholders Agreement dated September 25, 2003 among the Company, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board and certain executives (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended October 31, 2003).

10.12.1

Amendment No. 1 to the Executive Stockholders Agreement dated as of March 17, 2005 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 20, 2005).

10.12.2	Amendment No. 2 to the Executive Stockholders Agreement dated as of January 26, 2007 (Incorporated by reference from the Company’s Form 8-K, filed February 1, 2007).
10.13*	Letter Agreement, dated January 21, 2005, by and between the Company and Thomas Korbas (Incorporated by reference from the Company’s current report on Form 8-K filed April 15, 2005).
10.14	Form of Executive Stock Option Agreement dated February 14, 2005 (Incorporated by reference from the Company’s current report on Form 8-K/A filed February 18, 2005).
10.15*

Consulting Agreement dated April 1, 1995 by and among Samsonite Finanziaria S.R.L., Giuseppe Fremder and Samsonite Italia S.R.L. (now Samsonite S.p.A.) (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005).

10.16*

Amended and Restated Employment Agreement between Samsonite Corporation and Marcello Bottoli, dated as of May 11, 2005 (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).

10.17*	Management Agreement between Samsonite Corporation and Marcello Bottoli, dated as of May 11, 2005 (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).
10.18*

Letter Agreement regarding Employment and Management Agreements between Samsonite Corporation and Marcello Bottoli dated as of May 12, 2005 (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).

10.19*

Chief Executive Officer Stockholders Agreement, dated as of March 2, 2004, by and among Samsonite Corporation, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board, Marcello Bottoli, Stonebridge Development Limited and the Bottoli Trust (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2005).

10.19.1*

Amendment 1 to Chief Executive Officer Stockholders Agreement, dated as of March 17, 2005, by and among Samsonite Corporation, ACOF Management, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board, Marcello Bottoli, Stonebridge Development Limited and the Carry Trust (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2005).

10.19.2*	Amendment No. 2 to the Chief Executive Officer Stockholders Agreement dated as of January 26, 2007 (Incorporated by reference from the Company’s Form 8-K, filed February 1, 2007).
10.20*

Stock Option Agreement dated as of April 19, 2004, among Samsonite Corporation, Marcello Bottoli, and Stonebridge Development Limited (Incorporated by reference from the Proxy Statement filed May 11, 2004).

10.20.1*

Amendment 1 to Stock Option Agreement dated as of March 17, 2005, among Samsonite Corporation, Marcello Bottoli, and Stonebridge Development Limited (Incorporated by reference from the Company’s current report on Form 8-K filed May 17, 2005).

10.21

Stockholders Agreement, dated as of July 31, 2003 by and among Samsonite Corporation, Ares Corporate Opportunities Fund, L.P., Bain Capital (Europe) LLC, Ontario Teachers’ Pension Plan Board and Ares Leveraged Investment Fund, L.P. (Incorporated by reference from the Proxy Statement filed June 30, 2003).

10.22

Advisory Agreement between the Company and ACOF Management, Bain Capital (Europe) LLC and Ontario Teacher’s Pension Plan Board entered into as of April 1, 2004 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended April 30, 2004).

10.23	Amended and Restated Warrant Agreement between Ares Leveraged Investment Fund, L.P. and Samsonite Corporation. (Incorporated by reference from the Company’s Form 8-K, filed February 1, 2007).
10.24

Credit Agreement, dated as of December 20, 2006 among the Company, Samsonite Europe N.V., Merrill Lynch Capital Corporation, KBC Bank N.V. and others (Incorporated by reference from the Company’s Form 8-K, filed December 22, 2006).

10.25	Amendment No. 1 dated as of April 5, 2007 to the Credit Agreement dated as of December 20, 2006 among the Company, Samsonite Europe N.V., Merrill Lynch Capital Corporation, KBC Bank N.V. and others.

14.1	Code of Ethical Conduct for Chief Executive Officer (Incorporated by reference from the Company’s Form 10-K filed May 16, 2006).
14.2	Code of Ethical Conduct for Senior Financial Officers (Incorporated by reference from the Company’s Form 10-K filed May 16, 2006).
21	Subsidiaries of the Company
23	Consent of KPMG LLP
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form.