Form 10-K/A
period 2007-01-31
SAMSONITE CORP/FL
filed 2007-05-31
CIK 914478

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23214

SAMSONITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3511556 (I.R.S. employer identification no.)
575 West Street, Suite 110, Mansfield, MA (Address of principal executive offices)	02048 (Zip Code)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act). See definition of "large filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

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

Documents incorporated by reference:    The Annual Report on Form 10-K filed on behalf of the Company on May 1, 2007 is incorporated by reference.

INDEX

PART III
Item 10.	Directors and Executive Officers of the Registrant; Audit Committee and Audit Committee Financial Expert
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15	Exhibits
Signature
Certifications

EXPLANATION FOR AMENDMENT

Samsonite Corporation (the "Company") is filing this Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (which was filed on May 1, 2007) (the "2007 Form 10-K") to set forth the information required by items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company's original Form 10-K filing. This Form 10-K/A amends Part III of the Company's original Form 10-K filing only, and all other portions of the Company's original Form 10-K filing remain in effect.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Directors of the Company

The Company's directors and their ages as of April 30, 2007 are as follows:

Name	Age	Position	Term Expires
John M. Allan	58	Non-executive Chairman	2007
Marcello Bottoli	45	President, Chief Executive Officer and Director	2007
Richard H. Wiley	50	Chief Financial Officer, Treasurer, Secretary and Director	2007
Charles J. Philippin	57	Non Executive Director	2007
Fernando Grimaldi Quartieri	47	Non Executive Director	2007
Antony P. Ressler	46	Non Executive Director	2007
Lee Sienna	55	Non Executive Director	2007
Donald L. Triggs	63	Non Executive Director	2007
Richard T. Warner	48	Non Executive Director	2007

        John M. Allan.    Mr. Allan became a director of Samsonite in January 2007, and was appointed Chairman of the Board in May 2007. Mr. Allan is a member of the Board of Management of Deutsche Post World Net and is Chief Executive of DHL's logistics business, comprised of DHL Exel Supply Chain, DHL Freight and DHL Global Forwarding. His appointment followed the acquisition by Deutsche Post World Net of Exel plc in December 2005. In September 1994, Mr. Allan joined Ocean Group plc, as Chief Executive from BET. In May 2000 Ocean Group and Exel (formerly NFC) merged to form Exel plc, and he was appointed Chief Executive Officer. Mr. Allan started his business career in marketing with Lever Brothers, moving on to Bristol-Meyers and Fine Fare. He joined BET in 1985 and was appointed to the board in 1987, with specific responsibilities as Director of Business Services (Europe) and Group Marketing Director. Mr. Allan is a non-executive director of National Grid plc.

        Marcello Bottoli.    Mr. Bottoli was appointed President and Chief Executive Officer in March 2004 and was appointed as a director of Samsonite in September 2005. From 2001 to 2002 Mr. Bottoli, was Chairman of the Board and Chief Executive Officer of Louis Vuitton, part of the LVMH group, a luxury consumer products company. From 1991 to 2001 he held several management roles at the Reckitt Benckiser Group (previously Benckiser), a global consumer products company. At Reckitt Benckiser, Mr. Bottoli worked in various positions in Spain, France, the Netherlands and the United Kingdom and became a Management Board member and Executive Vice President of Reckitt Benckiser as of 1993. He began his career with Procter & Gamble, in France and the United States, and prior to joining the Reckitt Benckiser Group, spent two years with The Boston Consulting Group, a diverse global business consulting firm, in the firm's Paris and Milan offices.

        Richard H. Wiley.    Mr. Wiley became a director of Samsonite in May 2007. Mr. Wiley has been Chief Financial Officer, Treasurer and Secretary of Samsonite since March 1998. From 1995 to 1998, Mr. Wiley was Corporate Vice President of Finance, Chief Financial Officer of the Americas division of Samsonite and Assistant Treasurer. Prior to joining Samsonite, from 1994 to 1995, Mr. Wiley was an audit and consulting senior manager with BDO Seidman, an international public accounting firm. From 1982 to 1994, Mr. Wiley was a senior manager with KPMG LLP, working in the audit and consulting areas.

        Charles J. Philippin.    Mr. Philippin became a director of Samsonite in October 2003. Mr. Philippin has been a principal with GarMark Advisors, a mezzanine investment fund, since 2002. From 2000 to 2002, Mr. Philippin was Chief Executive Officer of Online Retail Partners, an internet incubator company. From 1994 to 2000, Mr. Philippin held several positions with Investcorp, a global investment group, including serving as a member of its management committee, and was responsible for post acquisition monitoring and performance improvement for the firm's U.S. portfolio. From 1974 to 1994, Mr. Philippin was with the public accounting firm of Coopers & Lybrand (now PricewaterhouseCoopers), and was a partner of the firm from 1982. Mr. Philippin serves on the boards and audit and compensation committees of CSK Auto Corporation and on the board and audit committee of Alliance Laundry Systems.

        Ferdinando Grimaldi Quartieri.    Mr. Grimaldi became a director of Samsonite in October 2003. Since 2002, Mr. Grimaldi has been a Managing Director of Bain Capital, Ltd., a private investment firm based in London. Prior to joining Bain Capital, Mr. Grimaldi was responsible for private equity investments at Investcorp International Limited for six years and was a member of the firm's management committee from 1999 until 2002.

        Antony P. Ressler.    Mr. Ressler became a director of Samsonite in July 2003. Mr. Ressler is a founding member of Ares Management LLC and functions as a Senior Partner in the Ares Private Equity Group and as a Senior Advisor to the Ares Capital Markets Group. Mr. Ressler also serves on the Investment Committee for all Ares funds. Prior to Ares, Mr. Ressler was a co-founder of Apollo Management, L.P. in 1990 and was a member of the original six-member management team. Prior to 1990, Mr. Ressler served as a Senior Vice President in the High Yield Bond Department of Drexel

Burnham Lambert Incorporated, with responsibility for the New Issue/Syndicate Desk. Mr. Ressler serves on the board of directors of WCA Waste Corporation and on the boards of directors of several private companies. Mr. Ressler also serves on the boards of directors of the Alliance for College Ready Public Schools and the Los Angeles County Museum of Art, as well as the board of directors of the Center for Early Education. Mr. Ressler is also one of the founding members of the board of directors of the Painted Turtle Camp, created to serve children dealing with chronic and life threatening illnesses by creating memorable, old-fashioned camping experiences. Mr. Ressler received his BSFS from Georgetown University's School of Foreign Service and received his MBA from Columbia University's Graduate School of Business.

        Lee Sienna.    Mr. Sienna became a director of Samsonite in October 2003. Mr. Sienna has been Vice President of the private equity group of Ontario Teachers' Pension Plan Board since 2002. From 1998 to 2002, Mr. Sienna was a partner at Calcap Corporate Finance Limited, a consulting firm specialising in mergers and acquisitions. From 1995 to 1998, Mr. Sienna was Vice President, Corporate Development at Dairyworld Foods. Prior to 1995, Mr. Sienna held various positions in management and corporate development for companies in the beverage, food and entertainment industries.

        Donald L. Triggs.    Mr. Triggs became a director of Samsonite in October 2003. Since June 2006 Mr. Triggs has been the President of Arise Ventures Ltd., a private investment company based in Ontario Canada. From 1993 to 2006 Mr. Triggs was the President, Chief Executive Officer and a Director of Vincor International Inc. a global wine producer, retailer and distributor based in Ontario Canada with wineries in Ontario and British Columbia in Canada, Washington State, California, Australia and New Zealand. In August 1989 Mr. Triggs became Chairman, Chief Executive Officer and a Director of Cartier Wines & Beverage Corporation, which became Vincor International in 1992 as a result of a merger.

        Richard T. Warner.    Mr. Warner became a director of Samsonite in October 2003. Since 2006, Mr. Warner has been a principal at GarMark Advisors, an investment firm focused on providing junior capital, equity and mezzanine financing to middle market companies. Since 2004, Mr. Warner has been a founding partner of Hemisphere One, a global investment firm focused on investing in lifestyle brands. From 1994 to 2003, Mr. Warner served in several senior capacities at Investcorp, a global investment group. From 1999 to 2002 he was head of Investcorp's European business, responsible for the firm's European private equity activities. Mr. Warner also led Investcorp's review of various global strategic options. In addition, he served as a member of the firm's Coordinator's Committee (global operating board of Investcorp), Commitment Committee (controls Investcorp's global capital commitments) and Budget and Expense Review Committee (controls Investcorp's operating expenses).

EXECUTIVE OFFICERS

        The following persons are the executive officers of the Company:

Name	Age	Position
Marcello Bottoli	45	President and Chief Executive Officer
Richard H. Wiley	50	Chief Financial Officer, Treasurer and Secretary
Tom Korbas	56	President—The Americas
Giuseppe Fremder	54	President—Samsonite S.p.A.
Marc Matton	58	Chief Supply Officer
Arne Borrey	44	President—Europe, Middle East and Africa
Shashi S. Dash	63	President—Asia and Pacific Region
Deborah Rasin	40	Vice President—Legal, General Counsel and Assistant Secretary
Ramesh Tainwala	47	Chief Operating Officer of Samsonite South East Asia Pvt. Ltd and General Manager of Samsonite Middle East FZCO
Shawn Cox	43	Global Head of Retail
Quentin Graeme Mackay	36	Creative Director

        Marcello Bottoli.    Mr. Bottoli was appointed President and Chief Executive Officer in March 2004 and was appointed as a director of Samsonite in September 2005. From 2001 to 2002 Mr. Bottoli was Chairman of the Board and Chief Executive Officer of Louis Vuitton, part of the LVMH group, a luxury consumer products company. From 1991 to 2001 he held several management roles at the Reckitt Benckiser Group (previously Benckiser), a global consumer products company. At Reckitt Benckiser, Mr. Bottoli worked in various positions in Spain, France, the Netherlands and the United Kingdom and became a Management Board member and Executive Vice President of Reckitt Benckiser as of 1993. He began his career with Procter & Gamble, in France and the United States, and prior to joining the Reckitt Benckiser Group, spent two years with The Boston Consulting Group, a diverse global business consulting firm, in the firm's Paris and Milan offices.

        Richard H. Wiley.    Mr. Wiley has been Chief Financial Officer, Treasurer and Secretary of Samsonite since March 1998. From 1995 to 1998, Mr. Wiley was Corporate Vice President of Finance, Chief Financial Officer of the Americas division of Samsonite and Assistant Treasurer. Prior to joining Samsonite, from 1994 to 1995, Mr. Wiley was an audit and consulting senior manager with BDO Seidman, an international public accounting firm. From 1982 to 1994, Mr. Wiley was a senior manager with KPMG LLP, working in the audit and consulting areas.

        Tom Korbas.    Mr. Korbas was appointed President of the Americas Division of Samsonite in October 2004. Prior to that, since 2000, Mr. Korbas was Vice President/General Manager of U.S. Wholesale. From 1995 to 2000, he served as Vice President/General Manager and Vice President of Sales and Marketing for U.S. Non-Traditional business and Vice President of Operations. From 1994 to 1995, Mr. Korbas was Vice President/General Manager of Legacy Luggage Inc., a division of Samsonite, designing, sourcing, and selling private label luggage. From 1979 to 1994, Mr. Korbas was Sr. Vice President of Operations, Vice President of Sourcing, Director of Manufacturing and Engineering Manager for American Tourister.

        Giuseppe Fremder.    Mr. Fremder has served as President of Samsonite S.p.A., or Samsonite Italy, Samsonite's Italian subsidiary, since October 1997. In addition, Mr. Fremder has served as Managing Director of Samsonite Italy and its predecessor, Samsonite Italy Srl., since it was founded in 1984. In 2004, Mr. Fremder was appointed President of Samsonite's Global Licensing In & Out division, and in 2000 was appointed President of Samsonite Black Label, the world-wide fashion division of Samsonite.

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

        Arne Borrey.    Mr. Borrey was appointed President Europe, Middle East and Africa in July 2004 and is responsible for Samsonite business in these regions. From 2001 to 2004, he was Vice President of Marketing & Sales for Samsonite Europe. Mr. Borrey started his career with Samsonite in 1987 as Product Planner and subsequently became Product Manager Softside. From 1990 until 1993 he worked in Spain as Marketing and Sales Manager. In Oudenaarde, Belgium, he took up the position of Manager Legacy Division and was named Sales Director Europe in 1995, a position he held until 2001.

        Shashi S. Dash.    Mr. Dash has been Samsonite's President for its Asia Pacific region since January 2004. Prior to that, and since 1999, Mr. Dash was Vice President—General Manager for Samsonite's Asia Pacific region. From 1996 to 1999, he was Executive Director, Marketing, for Samsonite India Limited. From 1994 to 1996, Mr. Dash was with Real Value Appliances as Director and Board Member, International, based in Hong Kong. Earlier in his career, Mr. Dash was with Blowplast and Aristocrat in India, involved in the building of luggage brands such as "VIP" (as Marketing Director and then President) and "Aristocrat" (as Managing Director) that are today household names in India.

        Deborah Rasin.    Ms. Rasin was appointed Vice President—Legal, General Counsel and Assistant Secretary in February 2006. From 1997 until joining Samsonite, Ms. Rasin was an attorney at General Motors Corporation (in Zurich, Switzerland and Detroit, Michigan). Prior to that, Ms. Rasin worked in law firms in Washington, Hong Kong and Tel Aviv. Ms. Rasin received her J.D. from Harvard Law School and is admitted to the bar in California, Washington, D.C. and Michigan.

        Ramesh Tainwala.    Mr. Tainwala has been Chief Operating Officer of Samsonite South Asia Private Limited since June 2000, and has been General Manager of Samsonite Middle East FZCO since November 2006. Prior to that, Mr. Tainwala was Managing Director from November 1995 through his appointment as Chief Operating Officer. As the head of Samsonite's Indian operations, he is responsible for Samsonite's manufacturing operation in India as well as its marketing and sales in the region of South Asia. His primary responsibility involves establishing the strategic and tactical direction for Samsonite in South Asia.

        Shawn Cox.    Mr. Cox was appointed Global Head of Retail of Samsonite in January 2007. From 2000 until he joined Samsonite in 2007, Mr. Cox was Vice President, Retail, for Tommy Hilfiger Europe BV, where he was responsible for building and managing Tommy Hilfiger's retail operations in Europe. Prior to that, from 1998 to 2000, Mr. Cox was Managing Director of Jasper Conran Holdings LTD, a fashion design company, and from 1995 to 1998 he was Director of Group Merchandising and Retail Store Development for Mulberry Company Design LTD. From 1989 until 1994, Mr. Cox held various positions with Polo Ralph Lauren.

        Quentin Graeme Mackay.    Mr. Mackay was appointed Creative Director in February 2005, responsible for the direction and coordination of Samsonite's design strategy. From 2002 to 2005, Mr. Mackay was the chief designer for Tanner Krolle, an English luxury leather brand maker of bags and accessories. From 2000 to 2002, Mr. Mackay was a general accessory designer with Loewe, in Madrid, Spain.

Audit Committee and Audit Committee Expert of the Company

        The current members of the Audit Committee are Messrs. Philippin, (Chairman), Allan and Triggs, each of whom is an independent director under the Nasdaq listing standards. The Audit Committee met nine times during fiscal year 2007, excluding actions by unanimous written consent.

        The Audit Committee is primarily concerned with the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls. The Audit Committee is authorized (i) to make recommendations to the Board of Directors regarding the engagement of the Company's independent auditors, (ii) to review the plan, scope and results of the annual audit, the independent auditors' letter of comments and management's response thereto, (iii) to approve all audit and non-audit services, (iv) to review the Company's policies and procedures with respect to internal accounting and financial controls and (v) to review any changes in accounting policy. In addition, the Board of Directors has delegated to the Audit Committee responsibility for administering the Company's equity compensation plans.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("principal stockholders") to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and principal stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on review of the copies of the Section 16(a) reports furnished to the Company for fiscal year 2007, all required reports were timely filed, except in the following instances: (1) Shawn Cox, who is an executive officer of the Company, filed a late Form 3 reporting his appointment as an executive officer of the Company and the receipt of a stock option grant; (2) each of Marcello Bottoli, Richard H. Wiley, Tom Korbas, Giuseppe Fremder, Marc Matton, Arne Borrey and Shashi Dash, who are executive officers of the Company, filed a late Form 4 reporting the conversion of shares of the Company's 2003 convertible preferred stock by such executive officer into shares of the Company's common stock; (3) each of Bain and OTPP, which are each greater than 5% shareholders of the Company, filed a late Form 4 reporting the conversion of shares of the Company's 2003 convertible preferred stock into shares of the Company's common stock; each of Bain and OTPP, which are each greater than 5% shareholders of the Company, filed a late Form 4 reporting the conversion of shares of the Company's 2003 convertible preferred stock into shares of the Company's common stock; each of Ferdinando Grimaldi Quartieri, who is a director of the Company, and Melissa Wong Bethell, who was a director of the Company until May 18, 2007, filed a late Form 4 reporting the conversion by Bain Capital (Europe) LLC of shares of the Company's 2003 convertible preferred stock into shares of the Company's common stock; and (5) Ares Partners Management Co., LLC, which is a greater than 5% shareholder of the Company, filed a late Form 4 with respect to the purchase of preferred stock.

Codes of Ethics

        In addition to the Code of Conduct, the Company has adopted a Code of Ethical Conduct for Chief Executive Officer and a Code of Conduct for Senior Financial Officers, which are applicable to the Company's principal executive officer and principal financial and accounting officer, respectively. Such Codes were filed as Exhibits to the Company's annual report on Form 10-K for the fiscal year ending January 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis for Fiscal Year 2007

        The following Compensation Discussion and Analysis discusses the material elements of compensation for the Samsonite executive officers identified in the Summary Compensation Table ("named executive officers"). The Compensation Committee of the Board (for purposes of this section, the "Compensation Committee") reviews and approves the salaries and bonuses of the Company's executive officers, including the named executive officers. The Board of Directors has delegated to the executive committee of the Board of Directors (for purposes of this section, the "Executive Committee") substantial administration of the Company's Superior Annual Performance Program ("SAPP"), including development of appropriate performance goals for the Company's various geographic markets. The Board of Directors has delegated to the audit committee of the Board of Directors (for purposes of this section, the "Audit Committee") the administration of the Company's 1999 Stock Option and Incentive Award Plan, including the approval of all grants of options to purchase shares of Common Stock, including grants to the named executive officers.

  Compensation Objectives

        The Company's primary objectives are to retain the best qualified people and to ensure that they are properly motivated to contribute to the Company's success over the long term. Accordingly, the various Board committees, in establishing the components and levels of compensation for the Company's executive officers, including the named executive officers, seek (i) to enable the Company to attract and retain highly qualified executives, and (ii) to provide financial incentives in the form of cash bonuses and equity compensation in order to align the interests of executive officers more closely with those of the stockholders of the Company and to motivate such executives to increase shareholder value by improving corporate performance and profitability.

        Each of the named executive officers was party to an employment agreement with the Company during the past fiscal year. The Company believes that employment agreements with top executives provide a retention benefit that is of value to the Company and its stockholders, and in certain jurisdictions outside the U.S. (such as, for example, the U.K.), contracts of employment with all employees are part of the usual and customary employment practices.

  Fiscal Year 2007 Executive Compensation Components

        For the fiscal year ended January 31, 2007, the principal components of compensation for the named executive officers were:

  •
  Base salary;

  •
  Annual cash incentive bonuses;

  •
  Equity compensation;

  •
  Retirement and other benefits; and

  •
  Perquisites and other personal benefits

  Base Salary

        The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The base salaries of our named executive officers have been in part governed by the terms of their employment agreements. Mr. Bottoli has negotiated his base salary provisions and makes recommendations on the base salaries to be paid to the executives who report directly to him, which includes the other named executive officers. Our European human resources professionals also assist in setting base salaries by providing survey information on European salary practices. During fiscal year 2007, each of the named executive officers was awarded a raise in his base salary. Following the global offering, we anticipate that the Compensation Committee will make determinations with respect to base salaries to be paid to our named executive officers, subject to the terms of effective employment agreements.

  Annual Cash Incentive Bonuses

        The Company offers each of its executive officers, including the named executive officers, an opportunity to earn additional cash compensation in the form of annual bonuses that are awarded if the Company attains specified performance goals or if the officer satisfactorily completes certain annual projects approved by the Executive Committee. The Company believes that making a significant portion of executive officer compensation subject to the Company attaining specified performance goals motivates the executive officers to increase their efforts on behalf of the Company. The Company also believes that it is appropriate that the Company's executive officers receive lower compensation when the Company does not attain its specified performance goals and higher compensation when the Company attains such goals.

        Annual cash bonuses are determined in accordance with SAPP, which is administered in large part by the Executive Committee. The Company invites those officers and employees to participate in SAPP that it believes have the capacity to have a major impact on the performance of the Company's business and drive improved performance year over year. SAPP rewards the achievement of annual business targets during each fiscal year of the Company. Accordingly, SAPP bonuses are paid after the end of the applicable fiscal year and the Executive Committee's assessment of performance by the Company and the Company's subsidiaries against applicable performance targets.

        Target bonuses for each of the Company's named executive officers (and each other employee who participates in SAPP) are determined as a percentage of base salary. For fiscal year 2007, Mr. Bottoli's target SAPP award was set at 150% of his base salary, and the other named executive officers were assigned target SAPP awards of 40% of their respective base salaries.

        Each fiscal year, the Board of Directors sets key performance indicators ("KPIs") to measure the success of the business over such fiscal year. Examples of KPIs include adjusted EBITDA growth, net outside sales growth, gross margin increase, working capital efficiency improvements and other specific functional or financial measures. For calculations under SAPP, we define adjusted EBITDA as operating earnings before interest, taxes, depreciation and amortization, as adjusted to exclude certain items of other income and expense, preferred stock dividends, minority interests, goodwill and asset impairment charges, restructuring charges, expenses and associated non-trade receivables write-offs, stock-based compensation expense, deferred stock offering costs, and ERP project expenses and to include realized currency hedge gains and losses. The full Board of Directors then sets a range of performance levels against the KPIs with respect to the Company as a whole. A "good" performance level is set, which is designed to be realistic and achievable, and is generally (but not always) aligned to the Company's business plan. A range of lower and higher performance levels are also set, ranging from an "unacceptable" performance level, at which no bonus is paid, through several levels of performance progressively more difficult, to an "outstanding" performance level. These performance levels vary among the various KPIs according to the degree of challenge required in the achievement of the applicable KPI. Once the performance levels are set with respect to the Company as a whole, members of our senior management team (including Mr. Bottoli and Mr. Wiley) assist the Executive Committee in developing KPIs to apply to each of the Company's various geographic markets, which take into consideration the sophistication and development of the market, as well as the portfolio of products, market trends, historical performance and growth potential.

        SAPP is designed to scale the earnings potential of participants based upon the performance levels achieved against the various global and regional KPIs. This is done through the use of a "multiplier," calculated by multiplying the performance level achieved on each KPI. Provided that at least the target level is achieved on the KPIs, and as soon as one or more of these are exceeded, additional amounts can be earned above the target bonus by multiplying together the levels achieved in each KPI. The multiplier is significantly higher if high performance levels are achieved on all KPIs. The aim of the "multiplier" is to encourage participants in SAPP to focus on all of the KPIs, rather than on one in particular.

        Actual bonus payments under SAPP may range from zero to approximately 3.5 times a participant's target bonus (with the exception of Mr. Bottoli, whose bonus under SAPP has been limited by the Executive Committee to a maximum of €800,000, or approximately $1 million). Participants will receive their target bonus if a "good" performance level is achieved on each KPI. If levels below "good" are achieved, it may be possible to receive a reduced bonus. If levels above "good" are achieved on all KPIs, participants receive a bonus in an amount higher than their target bonus. The threshold, target and maximum bonuses relating to fiscal year 2007 are set forth on the table entitled "Grants of Plan-Based Awards to Executive Directors and Certain Executive Officers During Fiscal Year 2007" below.

  Equity Compensation

        The Company currently grants equity compensation under the Company's Amended and Restated Fiscal Year 1999 Stock Option and Incentive Award Plan (the "1999 Plan"). The 1999 Plan permits the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock based awards (including deferred compensation payable in shares of the Company's common stock). The purposes of the 1999 Plan are to align the interests of participants under the plan with those of the Company's stockholders; to reinforce corporate, organizational and business development goals; and to reward the performance of participants in the plan in promoting the success of the Company's business. As of the end of the Company's fiscal year ended January 31, 2007, the only equity compensation awards outstanding under the 1999 Plan were stock options and deferred compensation awards. In December 1995 the Board of Directors delegated to the Audit Committee responsibility for administering the 2005 Plan. Accordingly, since that date, all grants of stock option and other awards have been made by the Audit Committee.

        Stock option grants reflect the Company's desire to provide a meaningful equity incentive for executives to help the Company succeed over the long term. Stock options provide for financial gain derived from the potential appreciation in the Company's stock price from the date the option is granted until the date that the option is exercised. The Company's long term performance ultimately determines the value of stock options, because gains recognized from stock option exercises are entirely dependent on the long-term appreciation of the Company's stock price. The Company expects stock options to continue as a significant component of its executive compensation arrangements. In addition to the named executive officers, stock options have been granted to all of the Company's other executive officers, and to such other executives who are in positions that are key to the Company's long-term success.

        No stock options were granted to any of the named executive officers during the fiscal year ended January 31, 2007, and no stock options have been granted to any of the named executive officers since March 17, 2005. Since March 17, 2005, the Company has granted stock options only to new employees who are hired for positions that are eligible to receive stock options, or in connection with promotions to positions of greater responsibility. The Company does not backdate options or grant options retroactively. In addition, the Company does not coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. No stock options are granted until such grants have been approved by the Audit Committee. In some cases, grants have been pre-approved by the Audit Committee with respect to certain executive positions before individuals have been hired for such positions. In such cases, the grant date is generally the employee's start date. In other cases, the Audit Committee has approved grants to individuals after they have begun working in their positions. In those cases, the grant date is the date on which such grant is approved by the Audit Committee.

        The exercise price of stock options is determined by the Audit Committee at the time of grant of the option, taking into account all relevant factors necessary to or desirable to carry out the purposes of the plan. Generally, employees who are U.S. taxpayers are granted stock options with an exercise price that is no less than the fair market value of the Company's common stock on the date of grant, in order that the stock option grants will not be subject to the additional tax and penalties provided under Section 409A of the IRC. The exercise price of stock options granted to employees who are not U.S. taxpayers may be less than the fair market value of the Company's common stock on the date of grant; in such cases, the Company books the appropriate compensation expense. During fiscal year 2005, options granted during 2004 to Stonebridge Development Limited ("Stonebridge") on behalf of Mr. Bottoli, and to Mr. Wiley and other U.S. option holders with an exercise price lower than the fair market value of the shares on the date of grant were amended to increase the exercise price of a portion of the option to 100% of the fair market value of the shares on the original date of grant of the options (see the discussion of the Stonebridge stock option below at "Employee Stock Option Agreements and Plans—Stonebridge Stock Option Agreement"). In order to compensate these option holders for this increase of the exercise price of their options, Stonebridge, Mr. Wiley and the other U.S. option holders were each granted a deferred compensation award under the 1999 Plan with an initial value equal to the amount by which the exercise price of the option was increased. The deferred compensation awards may be paid, at the Company's election, in cash or stock. The material terms of the deferred compensation awards are discussed in further detail following the table entitled "Non-Qualified Deferred Compensation of Executive Directors and Certain Executive Officers during Fiscal Year 2007."

        On December 20, 2006, the Board of Directors of the Company approved a special cash distribution in an aggregate amount of $175 million (the "Distribution") consisting of dividends on the Company's common stock and convertible preferred stock. The dividend per share of common stock paid in connection with the Distribution was approximately $0.23. In connection with the Distribution, pursuant to the anti-dilution provisions of the 1999 Plan, each of the Company's option holders who held vested stock options that were granted under the 1999 Plan on or after March 17, 2005, including each of the named executive officers (or, in the case of Mr. Bottoli, Stonebridge), received an anti-dilution payment in cash equal to the number of vested stock options held by such option holder, multiplied by the amount of the dividend per common share paid in connection with the Distribution. In addition, the exercise price of each unvested stock option and any vested stock option granted prior to March 17, 2005 held by any option holder, including each named executive officer (or, in the case of Mr. Bottoli, the Stonebridge option), was reduced by the amount of the dividend per common share paid in connection with the Distribution.

  Retirement Benefits

        Most of our U.S. employees, including Mr. Wiley, participate in the Samsonite Employee Retirement Income Plan (the "Pension Plan"). Mr. Wiley also participates in the Company's Supplementary Executive Retirement Plan (the "SERP"). The Pension Plan is a tax-qualified defined benefit plan that provides benefits to the participants retiring at normal retirement age calculated based on years of service and average compensation (as defined under the Pension Plan), net of offsets for Social Security benefits. The SERP, which is a nonqualified unfunded plan, was adopted on December 1, 1995 and provides to eligible executives retirement benefits calculated by reference to compensation in excess of Internal Revenue Code maximums for tax-qualified plans.

        Samsonite has adopted defined contribution supplemental retirement plans to cover many of its non-U.S. employees, including, in Belgium, Mr. Matton and in the U.K., Mr. Mackay. The employer and, in some cases, the employee, make contributions to these plans that are calculated as a percentage of base compensation.

        Further information concerning these plans may be found at "Samsonite Defined Benefit Retirement Programs" below.

  Perquisites and Other Personal Benefits

        The Company provides the named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

        We have established an expatriation policy pursuant to which selected participants (which included, during fiscal year 2007, Messrs. Wiley and Matton) are reimbursed for certain expenses incurred in connection with work assignment outside his or her home country. Benefits provided under this policy include, among other things, moving expenses, tax equalization payments, continued participation in home country employee benefit plans and governmental social security-type programs (where permitted by law), a car allowance or lease, a housing allowance, a cost-of-living allowance expressed as the differential between home and host country expenses, tuition assistance and reimbursement of repatriation expenses. Certain of the benefits provided under this policy, such as the housing allowance, cost-of-living allowance and tuition assistance, are paid in full for three years and phased out during the next two years thereafter.

        Attributed costs of the perquisites and personal benefits for the named executive officers for the fiscal year ended January 31, 2007 are included in the "Summary Compensation Table for Executive Directors and Certain Executive Officers in Fiscal Year 2007" below.

Report of the Compensation Committee on Executive Compensation for Fiscal Year 2007

        The Compensation Committee, the Executive Committee (solely with respect to SAPP) and the Audit Committee (solely with respect to equity compensation) of the Board of Directors of the Company have reviewed and discussed the above Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee, the Executive Committee (solely with respect to SAPP) and the Audit Committee (solely with respect to equity compensation) recommended to the Board that the Compensation Discussion and Analysis be included in this prospectus.

                      THE COMPENSATION COMMITTEE and
                      THE EXECUTIVE COMMITTEE (solely with
                      respect to SAPP)
                      Ferdinando Grimaldi
                      Antony P. Ressler
                      Lee Sienna

                      May 16, 2007

                      THE AUDIT COMMITTEE (solely with respect to
                      equity compensation)
                      Charles J. Philippin
                      Donald L. Triggs
                      Richard T. Warner

                      May 16, 2007

Summary Compensation Table for Executive Directors and Certain Executive Officers in Fiscal Year 2007

        The table below sets forth the compensation earned for services rendered to us during fiscal year 2007 by our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers serving in such capacity as of the end of fiscal year 2007 (these executive officers being referred to as our "named executive officers").

Name and Principal Position	Salary/ Fees ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change In Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Total ($)(9)
Marcello Bottoli President and Chief Executive Officer(1)	598,896	1,662,125	631,166	N/A	2,912,030	5,804,217
Richard H. Wiley Chief Financial Officer, Treasurer and Secretary	374,774	340,884	106,618	47,866(7)	855,404	1,677,680
Marc Matton Chief Supply Officer(2)	327,113	203,977	101,091	N/A	383,352	1,015,533
Quentin Mackay Creative Director(3)	266,323	220,807	82,304	N/A	260,433	829,867
Ramesh Tainwala Chief Operating Officer of Samsonite South Asia Pvt. Ltd. and General Manager of Samsonite Middle East FZCO(4)	252,550	203,977	16,798	N/A	335,724	809,049

(1)
Certain amounts earned by Mr. Bottoli were calculated in euros. For purposes of this disclosure, amounts in euros have been converted into US dollars at a rate of 1.25949, the average of the daily euro-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

(2)
Amounts earned by Mr. Matton were calculated in euros. For purposes of this disclosure, amounts in euros have been converted into US dollars at a rate of 1.25949, the average of the daily euro-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

(3)
Amounts earned by Mr. Mackay were calculated in British pounds sterling. For purposes of this disclosure, amounts paid or credited in pounds sterling have been converted into US dollars at a rate of 1.8469, the average of the daily pound-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

(4)
Amounts earned by Mr. Tainwala were calculated in Indian rupees. For purposes of this disclosure, amounts paid or credited in rupees have been converted into US dollars at a rate of 0.02215, the average of the daily rupee-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

(5)
Represents the US dollar amount recognized for financial statement reporting purposes with respect to the Company's fiscal year ending January 31, 2007, disregarding for this purpose any estimates of forfeiture related to service-based vesting conditions. For information concerning the assumptions used in these calculations, see Note 13 of the Company's consolidated financials for the fiscal year ending January 31, 2007.

(6)
Represents amounts paid pursuant to the Company's Superior Annual Performance Program, or "SAPP", for Fiscal Year 2007. The SAPP is described in further detail above, under "Compensation Discussion and Analysis—Annual Cash Incentive Bonuses" and in the text following the table entitled "Grants of Plan-Based Awards to Executive Directors and Certain Executive Officers During Fiscal Year 2007" below.

(7)
Represents the aggregate change during fiscal year 2007 in the actuarial present value of Mr. Wiley's accumulated benefits under the U.S. Pension Plan and the SERP.

(8)
Represents the following: (i) for Mr. Bottoli, a payment equal to $71,582 in lieu of participation in the Company's tax-qualified and non-qualified retirement plans, as provided in the Bottoli agreement (described below under "—Service

  Contracts of Executive Directors and Certain Executive Officers—Employment Agreement with Marcello Bottoli"), payment of $13,995 in life insurance premiums, a $2,815,812 dividend equivalent paid to Stonebridge with respect to vested stock options held by Stonebridge, and a $10,641 car allowance; (ii) for Mr. Wiley, payment of $1,837 in life insurance premiums, payment of a $457,569 dividend equivalent with respect to vested stock options, a matching contribution of $10,406 under the Company's tax-qualified defined contribution plan, $13,852 as payment of Mr. Wiley's total medical and dental premiums, and the following payments and benefits pursuant to the Company's expatriation policy—reimbursement of $107,182 in moving expenses, reimbursement of $57,237 for tuition for his children, a $11,061 car allowance, an aggregate of $188,312 in combined housing and cost of living allowances, payments totaling $5,531 in respect of taxes incurred by Mr. Wiley from the reimbursement of his moving expenses and cost-of-living and housing allowances, and $2,417 as the cost of the personal use of a Company vehicle; (iii) for Mr. Matton, payment of $8,656 in life insurance premiums, payment of a $228,785 dividend equivalent with respect to vested stock options, and the following payments and benefits pursuant to the Company's expatriation policy—a $129,633 housing allowance, reimbursement of $13,644 of moving expenses and $2,634 for personal use of a Company vehicle; (iv) for Mr. Mackay, payment of $11,170 in life insurance premiums, payment of a $228,785 dividend equivalent with respect to vested stock options, and $20,478 in respect of an automobile lease, and (v) for Mr. Tainwala, payment of a $228,785 dividend equivalent with respect to vested stock options, a housing allowance of $79,740; $1,162 in reimbursement of his and his family's medical expenses, $5,990 in reimbursement of family holiday travel, and $20,047 in respect of auto and driver expenses.

(9)
Represents the sum of all amounts shown in this table less the amount set forth in the column entitled "Change in Pension Value and Non-qualified Deferred Compensation Earnings."

Grants of Plan-Based Awards to Executive Directors and Certain Executive Officers During Fiscal Year 2007

        The table below sets forth information concerning plan-based awards granted to our named executive officers during fiscal year 2007 under the Company's Superior Annual Performance Program, or "SAPP", for 2007. The US dollar value of amounts actually earned by the named executive officers under SAPP for 2007 are set forth in the summary compensation table above, in the column entitled "Non-Equity Incentive Plan Compensation."

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
Marcello Bottoli	0	720,000	2,524,950
Richard H. Wiley	0	138,000	483,949
Marc Matton	0	124,665	437,184
Quentin Mackay	0	109,050	382,424
Ramesh Tainwala	0	83,950	295,035

(1)
All or a portion of the amounts shown in this table with respect to Messrs. Bottoli and Matton were calculated and paid in euros; for purposes of this disclosure, amounts in euros have been converted into US dollars at a rate of 1.25949, the average of the daily euro-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007. Amounts with respect to Mr. Tainwala were calculated and paid in Indian rupees; for purposes of this disclosure, amounts in rupees have been converted into US dollars at a rate of 0.02215, the average of the daily rupee-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007. Amounts with respect to Mr. Mackay were calculated and paid in British pounds sterling; for purposes of this disclosure, amounts in pounds sterling have been converted into US dollars at a rate of 1.8469, the average of the daily pound-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

Superior Annual Performance Program for FY 2007

        We adopt each year an annual cash incentive program in which all of our top executives, including the named executive officers, participate. The operation of our Superior Annual Performance Program, or "SAPP," with respect to fiscal year 2007 is described in detail above in the Compensation Discussion and Analysis. If prior to payment of a SAPP participant's bonus the participant's employment is terminated for cause or the participant voluntarily resigns from the Company, all rights to any payment under SAPP are forfeited. Payments under SAPP will be prorated for partial years of service in the event of any other termination of employment during the fiscal year.

Service Contracts of Executive Directors and Certain Executive Officers

        We set out below a summary of key provisions of the service agreements and related agreements we have entered into with our named executive officers. A summary of the terms of our contract with Mr. Allan, one of our directors, is set forth following the table entitled "Non-Executive Director Compensation Table for Fiscal Year 2007."

(a)   Employment Agreement with Marcello Bottoli

  (i)
  The Company entered into an Employment Agreement with Mr. Bottoli, or the Bottoli Agreement, effective as of March 3, 2004, and amended and restated as of May 11, 2005. The Bottoli Agreement will continue for an indefinite period, provided that the agreement will terminate immediately upon either Mr. Bottoli's death or disability or upon the Board's good faith determination that Mr. Bottoli should be terminated for cause, and the agreement will terminate upon 45 days' prior written notice of either Mr. Bottoli's resignation or the Board's good faith determination that Mr. Bottoli should be terminated without cause. Under the Bottoli Agreement, Mr. Bottoli is obligated to devote full time to our affairs, except that he may spend up to seven days per year on activities related to service on the board of directors of Ratti S.p.A., an Italian company. The Bottoli Agreement provides for an annual base salary that is subject to annual review by the Board and a target annual bonus under SAPP of €600,000 (up to a maximum of €800,000) based on the Board's assessment of Mr. Bottoli's performance as measured against performance targets to be agreed upon between the Board and Mr. Bottoli on an annual basis. Mr. Bottoli does not participate in any of the Company's retirement plans. However, the Bottoli Agreement provides that Mr. Bottoli will receive each year an amount equal to the sum of: (i) the amount he would otherwise accrue if he did participate in the Samsonite Pension Plan and the SERP (provided that for the purposes of such calculation no compensation maximum limits will apply and he will be deemed to have a base salary equal to his then current salary plus €100,000); plus (ii) in lieu of 401(k) plan participation, $6,500 for 2004, $7,000 for 2005, $7,500 for 2006, and $7,500 indexed for inflation for years after 2006. Mr. Bottoli may be obligated to repay to us a percentage of the payments described in the prior sentence if prior to March 3, 2009 his employment terminates other than in connection with the bankruptcy of the Company. In such event, Mr. Bottoli would be required to repay 80 per cent of such amount if his employment terminates on or after March 3, 2005, with the repayment percentage declining 20 per cent per year, to 0 per cent if his employment terminates on or after March 3, 2009.

  (ii)
  The Bottoli Agreement provides that it is the parties' intent that we nominate Mr. Bottoli to our Board of Directors at all regular elections of Directors occurring during his employment. The Sponsors' Stockholders Agreement contains a similar provision requiring the parties thereto to take action to cause our Chief Executive Officer to be elected to the Board of Directors, subject to any then applicable requirements of any securities exchange or regulatory authority.

  (iii)
  On May 11, 2005, Samsonite Europe and Mr. Bottoli executed a Management Agreement, with an effective date of June 25, 2004, and in connection therewith, on May 12, 2005 Mr. Bottoli and the Company executed a letter of understanding regarding the Management Agreement. Under the Management Agreement, Mr. Bottoli serves as managing director of Samsonite Europe, in charge of the day-to-day management of Samsonite Europe and its subsidiaries, in exchange for an annual management fee of €100,000. The Management Agreement provides that Samsonite Europe will provide an automobile for Mr. Bottoli's business use with aggregate annual expenses not to exceed €25,000, and during such time as his place of work is Oudenaarde, Belgium, Samsonite Europe will (i) rent an apartment for his use with annual expenses not to exceed €25,000; and (ii) reimburse him for professional travel to and from Oudenaarde in an aggregate amount not to exceed €25,000 annually. The Management Agreement provides for group medical insurance and for the participation of Mr. Bottoli in all Samsonite Europe benefit programs for which directors of Samsonite Europe are generally eligible. While the Management Agreement provides that the agreement may be terminated by Samsonite Europe or Mr. Bottoli upon 45 days prior written notice to the other party, the letter of understanding provides that, notwithstanding the terms of the Management Agreement, we shall cause Samsonite Europe not to terminate the Management Agreement unless and until the Bottoli Agreement is terminated. In connection with entering into the Management Agreement, Mr. Bottoli and Samsonite Europe terminated, as of the date it was originally entered into, a Consulting Agreement dated as of March 3, 2004 (and a letter agreement of similar effect to the letter of understanding) pursuant to which he was to provide consulting services to Samsonite Europe.

  (iv)
  A description of the severance and other post-termination provisions of the Bottoli Agreement, the Management Agreement and letter of understanding regarding the Management Agreement is set forth at "Potential Payments upon Termination or Change in Control—Termination of Employment" below.

(b)   Richard H. Wiley Employment Agreement

The Company entered into an employment agreement with Mr. Wiley, or the Wiley Agreement, effective as of February 1, 2001 for successive one-year periods ending on January 31, 2002 and for each year thereafter; provided that the term will end on the last day of a contract year if we give Mr. Wiley written notice of our intention not to extend the agreement not less than six months from the end of a contract year. The Wiley Agreement provides that the Board may increase the base salary payable to Mr. Wiley. The Wiley Agreement provides for payment of an incentive bonus of up to 75 per cent of annual base salary if we attain certain annual performance goals and Mr. Wiley completes certain annual projects prescribed by the Board; however, it has since been determined that Mr. Wiley would instead participate in the SAPP or other annual cash bonus program developed by the Company. The Wiley Agreement provides for participation of Mr. Wiley in all of our pension, welfare, savings, and other benefit and insurance plans on the same basis as our other executive officers in the United States. A description of the severance and other post-termination provisions of the Wiley Agreement is set forth at "Potential Payments upon Termination or Change in Control—Termination of Employment" below.

(c)   Marc Matton Employment Agreements

Samsonite Europe entered in an Employment Agreement with Mr. Matton, the Matton Agreement, effective as of October 1, 2000. Under the Matton Agreement, Mr. Matton is obligated to devote his full time to the performance of services for Samsonite Europe. The Matton Agreement provides for an annual base salary of €200,000. The Matton Agreement provides that the Board of Samsonite Europe may increase the base salary payable to Mr. Matton. Mr. Matton is also entitled under the Matton Agreement to receive an annual incentive bonus in an amount up to 75 per cent of annual base salary; however the Compensation Committee has since determined that Mr. Matton would instead participate in SAPP. The Matton Agreement provides for participation of Mr. Matton in Samsonite Europe N.V.'s pension plan and other benefit arrangements, including medical care, reimbursement for car expenses, participation in the stock option plan and travel insurance policies. The Matton Agreement expires on February 12, 2009. Mr. Matton has also entered into customary, summary employment contracts with Samsonite Europe N.V. with respect to his services to Samsonite performed in Belgium, the Netherlands and Germany. A description of the severance and other post-termination provisions applicable to Mr. Matton are set forth at "Potential Payments upon Termination or Change in Control—Termination of Employment" below.

(d)   Quentin Mackay Employment Contract

The Company entered into an Employment Contract with Quentin Mackay, the Mackay Agreement, effective February 1, 2005, under which Mr. Mackay agreed to serve as our Creative Director. The Mackay Agreement is for an indefinite term. Mr. Mackay is a participant in SAPP and the Mackay Agreement provides for an initial grant of stock options, medical insurance and other employee benefits and perquisites, including a car allowance and his optional participation in the Samsonite U.K. retirement plan. A description of the severance and other post-termination provisions of the Mackay Agreement is set forth at "Potential Payments upon Termination or Change in Control—Termination of Employment" below.

(e)   Ramesh Tainwala Employment Agreement

The Company entered into an employment agreement with Mr. Tainwala, the Tainwala Agreement, dated January 1, 2007, under which Mr. Tainwala agreed to serve as General Manager of Samsonite Middle East FZCO. Mr. Tainwala also continues to serve as the Chief Operating Officer of Samsonite South Asia Private Limited. The Tainwala Agreement has a term of five years, unless earlier terminated by our board of directors. The Tainwala Agreement does not specify Mr. Tainwala's salary or bonus, but does provide for certain benefits and perquisites, some of which are described in footnote 8 to the Summary Compensation Table for 2007. Under the Tainwala Agreement, Mr. Tainwala is required to devote substantially all of his time and attention to his duties, provided, that he may continue to act as a director of Tainwala group companies so long as this does not affect his obligations to Samsonite. A description of the termination provisions and restrictive covenants of the Tainwala Agreement is set forth at "Potential Payments upon Termination or Change in Control—Termination of Employment" below.

Outstanding Equity Awards to Executive Directors and Certain Executive Officers as of End of Fiscal Year 2007

        The following table presents information concerning options to purchase shares held by the named executive officers as of January 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)	Option Expiration Date
Marcello Bottoli(1)	6,000,000 6,000,000	9,000,000 9,000,000	0.70 0.665 0.465349 0.430349	3/3/2014 3/3/2014 3/3/2014 3/3/2014
Richard H. Wiley(2)	5,732 15,000 25,000 26,250 10,000 1,950,000	4,050,000	9.765349 9.140349 4.765349 5.765349 5.515349 0.665 0.430349	2/1/2007 7/15/2008 3/24/2009 11/12/2009 2/8/2010 3/17/2015 3/17/2015
Marc Matton(2)	8,000 8,000 17,500 4,000 975,000	2,025,000	9.140349 4.765349 5.765349 5.515349 0.525 0.290349	7/15/2008 3/24/2009 11/12/2009 2/8/2010 3/17/2015 3/17/2015
Quentin Mackay(2)	975,000	2,025,000	0.525 0.290349	3/17/2015 3/17/2015
Ramesh Tainwala(2)	9,000 975,000	2,025,000	2.545349 0.525 0.290349	3/26/2011 3/17/2015 3/17/2015

(1)
For Mr. Bottoli, the information in this table concerns the Stonebridge option (described in more detail below, at "—Stonebridge Stock Option Agreement"). Performance targets relating to the vesting of the Stonebridge option have been met, such that the option will continue to become vested on the basis of passage of time, with 20% of Tier I and Tier II of the option becoming vested on each of the first five anniversaries of the commencement of Mr. Bottoli's employment with Samsonite, subject to his continued employment. Any then-unvested portion of the Stonebridge option will become fully vested (i) upon a change in control (as defined in the Stonebridge option agreement) or (ii) upon termination of Mr. Bottoli's employment with Samsonite for good reason (as defined in the Stonebridge option agreement) if in the immediately prior fiscal year Samsonite achieved EBITDA (interest before interest, taxes, depreciation and amortization) that was in excess of the agreed upon performance model for that fiscal year.

(2)
The named executive officers other than Mr. Bottoli were each granted a stock option on March 17, 2005. Each such option vests in two tiers: Tier I, covering one-half of the shares subject to the option, vests in 5 equal installments, with the first installment vested on the date of grant and the remaining four installments vesting on each of the first four anniversaries of the date of grant; and Tier II, covering one-half of the shares subject to the option, vests in four equal installments, with the first installment vesting on the second anniversary of the date of grant and the next three installments vesting on each of the next three anniversaries of the date of grant. Vesting of the options is generally subject to the executive's being employed with the Company and its subsidiaries as of each vesting date. All of such options vest in full upon a change of control of the Company (as defined in the agreements evidencing the options).

Options of Executive Directors and Certain Executive Officers Exercised during Fiscal Year 2007

        None of our named executive officers exercised stock options during fiscal year 2007.

Employee Equity Agreements and Plans

        We set out below a summary of the key provisions of the employee share schemes to which we are a party.

(a)   Stonebridge Stock Option Agreement

  (i)
  Stonebridge is a British Virgin Islands corporation formed by a trust established by Marcello Bottoli, our Chief Executive Officer, for the benefit of himself and his family. The Stock Option Agreement with Stonebridge dated April 19, 2004, granted the Stonebridge options in two tiers: Tier One—15,000,000 shares with an exercise price of $0.35 per Share; and Tier Two—15,000,000 shares with an exercise price of $0.70 per Share. Since the date of original grant of the Stonebridge Option, the agreement has been amended twice: on March 17, 2005, the Stonebridge Option Agreement was amended to adjust the exercise price such that the new exercise price for Tier One options was $0.665 per Share and for Tier Two Options was $0.70 per Share; and in connection with the Distribution (described at "—Compensation Discussion and Analysis—Equity Compensation" above), the exercise price of the unvested portions of Tier One and Tier Two of the Stonebridge Option were each reduced by approximately $0.23 per Share.

  (ii)
  The Stonebridge option has a ten-year term (subject to earlier termination), is non-transferable, and may be exercised only by the grantee. The number of shares subject to the Stonebridge option and the exercise price for the shares are subject to equitable adjustment as provided in our Fiscal Year 1999 Stock Option and Incentive Award Plan, or the 1999 Plan; provided, that if we issue shares at a price below $0.52 per Share and our prior year's EBITDA (earnings before interest, taxes, depreciation and amortisation) exceeded the performance model as agreed to between us and Mr. Bottoli, the Stonebridge option will be adjusted to compensate for the dilution. Vesting of the Stonebridge Option originally also was subject to the attainment of performance goals, which have been attained. Upon a "change in control" (as defined in the Stonebridge option), all unvested portions of the Stonebridge option will become immediately vested.

  (iii)
  The shares that may be issued pursuant to the exercise of the Stonebridge option are to be subject to the terms of the CEO Stockholders Agreement described in "Related Transactions" set out in Item 13 of this document. The shares to be subject to the Stonebridge option are not currently registered, and the Stonebridge option contains provisions relating to the grantee's rights, under certain circumstances, to require us to register, under the Securities Act, those shares that are purchased pursuant to the exercise of the Stonebridge option.

  (iv)
  If Mr. Bottoli resigns from his position as Chief Executive Officer for good reason, the unvested portion of the Stonebridge option will be cancelled; provided, however, that if, in the fiscal year immediately preceding his resignation we achieve EBITDA that exceeded the performance model as agreed to between us and Mr. Bottoli, then any unvested portion of the Stonebridge option shall become fully vested. If Mr. Bottoli's employment with us is terminated for cause, the Stonebridge option will automatically terminate and be cancelled in its entirety. If Mr. Bottoli's employment is terminated by us for any reason other than for cause, the vested portion of the Stonebridge option will remain exercisable for 90 days following the date of termination (or until the expiration of the ten year term, if sooner). If within one year following a change in control, Mr. Bottoli's employment with us is terminated in a change in control termination, the Stonebridge option will remain exercisable for 90 days following the date of termination (or until the expiration of the ten-year option term, if sooner). If Mr. Bottoli's employment with us is terminated other than (i) by his resignation for good reason or (ii) his termination other than for cause, and Mr. Bottoli dies or suffers from a permanent disability within 90 days after termination, then the post-termination exercise period will be extended to one year from the date of disability or death (or until the expiration of the ten-year term, if sooner).

  (v)
  If Mr. Bottoli is no longer employed as our Chief Executive Officer for any reason, we have the right to repurchase the shares Stonebridge would have acquired through the exercise of the Stonebridge option, as follows: (i) for the 30-day period following the date of termination, the grantee may exercise any vested portion of the Stonebridge option on a cashless basis to the extent that the fair market value of our shares is greater than the exercise price of such vested portion; (ii) if the grantee does not exercise the Stonebridge option as described in clause (i) and in the event that Mr. Bottoli has been terminated without cause or because of his death or disability, or if Mr. Bottoli has resigned for good reason, the then-outstanding Stonebridge option may be acquired by us at fair market value; and (iii) in all other circumstances of Mr. Bottoli's termination, the then-outstanding Stonebridge option automatically terminates on the thirty-first day following the termination date.

  (vi)
  The Stonebridge option contains a provision that allows the grantee, after the completion of certain types of underwritten public offerings for our shares, to receive cash, rather than shares, upon exercise of some or all of the options. The election to receive cash in lieu of shares is available to the grantee after an underwritten public offering, or "Approved IPO": (i) at an offering price not less than 225 per cent of the then conversion price of our 2003 convertible preferred stock; (ii) with net proceeds to us or selling stockholders of at least $100 million; and (iii) that would result in either a sale of at least 17.5 per cent of the shares (treating the preferred stock as converted to shares) or an issuance of newly issued shares that, together with sales of stock by selling stockholders, would have the effect of reducing the voting power of the equity sponsors by at least 17.5 per cent. The amount of cash received by the grantee upon such an election would be equal to the difference between the fair market value of the option shares and the aggregate exercise price of such option shares. We currently anticipate that the global offering will constitute an Approved IPO for purposes of the Stonebridge option.

(b)   Terms of Stock Option Grants to Named Executive Officers

The named executive officers other than Mr. Bottoli were each granted a stock option on March 17, 2005. The number of shares subject to such options, the term and exercise price thereof and a discussion of the vesting provisions applicable thereto are set forth in and as a footnote to the table above entitled "Outstanding Equity Awards to Executive Directors and Certain Executive Officers as of End of Fiscal Year 2007". Shares acquired by the executives pursuant to the exercise of these options will be subject to the Executive Stockholders Agreement. The option agreements evidencing these stock options provide that the executive is subject to certain restrictive covenants concerning non-competition and confidentiality of information.

All stock options held by the named executive officers which were granted prior to the March 17, 2005 grant are fully vested and exercisable.

(c)   1995 Stock Option and Incentive Award Plan

Effective October 18, 2005, no more awards may be granted under the 1995 Stock Option and Incentive Award Plan (the "1995 Plan"). The 1995 Plan provided for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards or other forms of awards consistent with the purposes of the plan. As of May 1, 2007, options for 378,196 shares were outstanding under the 1995 Plan at option exercise prices ranging from approximately $4.77 to $9.77 per Share.

(d)   Samsonite Corporation Amended and Restated Fiscal Year 1999 Stock Option and Incentive Award Plan

We have reserved 95,000,000 shares for issuance under the 1999 Plan. The 1999 Plan provides for the issuance of a variety of awards, including tax qualified incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (including deferred compensation payable in shares). The 1999 Plan is administered by the Audit Committee which has full authority to determine, among other things, the persons to whom awards under the 1999 Plan will be made, the number of shares subject to the awards, and the specific terms and conditions applicable to awards. Stock options granted under the 1999 Plan will have an exercise period of not more than ten years. As of May 1, 2007, options for 71,469,500 shares were outstanding under the 1999 Plan at option prices ranging from approximately $0.29 to $5.52 per Share.

Pension Benefits of Executive Directors and Certain Executive Officers during Fiscal Year 2007

        The following table sets forth information concerning benefits accrued by our named executive officers during fiscal year 2007 under each of our defined benefit pension plans in which they participate.

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Marcello Bottoli	N/A	N/A	N/A		N/A
Richard H. Wiley	US Pension Plan SERP	11.58 11.58	159,246 126,303	(2) (2)	0 0
Marc Matton	N/A	N/A	N/A		N/A
Quentin Mackay	N/A	N/A	N/A		N/A
Ramesh Tainwala	N/A	N/A	N/A		N/A

(1)
Messrs. Bottoli and Tainwala do not participate in any of the retirement programs sponsored by the Company. Messrs. Matton and Mackay do not participate in any defined benefit retirement plan sponsored by the Company.

(2)
The assumptions used in the present value calculations are the same assumptions used for the disclosure as of the end of fiscal year 2006, that is, the present values were calculated using a discount rate of 5.75% and the RP-2000, combined annuitant/non-annuitant mortality table, with no collar, projected six years.

Samsonite Defined Benefit Retirement Programs

        We maintain a U.S. tax-qualified defined benefit plan, the Samsonite Employee Retirement Income Plan (the "US Pension Plan"), which covers most of our U.S. employees, and a non-qualified defined benefit plan, the Samsonite Supplementary Retirement Plan (the "SERP"), which covers certain U.S. executives, including Mr. Wiley.

        The Samsonite Pension Plan is a tax-qualified defined benefit plan which provides monthly benefit payments to vested participants retiring at normal retirement age calculated based on years of service and the participant's final average monthly earnings, net of offsets for Social Security benefits. Participants are eligible for monthly pension benefits beginning at the normal retirement age of 65, or at age 62 with 25 years of credited service. Benefits vest in full after five years of service. Participants with a minimum of five years of service are eligible for reduced benefits at early retirement after attaining age 55.

        The SERP, which is a non-qualified unfunded defined benefit plan, was adopted on December 1, 1995 and provides to eligible executives retirement benefits on compensation and benefits in excess of certain IRC maximums for tax-qualified plans. The SERP benefit is calculated as (a) minus (b), where (a) equals the benefit that would be paid to the SERP participant under the US Pension Plan, calculated without regard to the limitations imposed under the U.S. Internal Revenue Code limitations and after taking into account service with the Company and its predecessors, and where (b) is the actual benefit payable to the participant under the US Pension Plan. The SERP is administered by the compensation committee of the Company's board of directors. In calculating a participant's accrued benefit, a participant's annual earnings are limited to $350,000, which amount may be increased by the compensation committee. Benefits under the SERP are paid if and when payments under the US Pension Plan are made. Benefits under the SERP will be forfeited if a participant's employment is terminated for cause. Change in control-related provisions of the SERP are described at "Potential Payments Upon Termination or Change in Control—Change in Control—SERP." Under the SERP the Company may establish a grantor trust and fund such trust with assets sufficient to pay the benefits under the SERP. The SERP may be amended or terminated by the Company at any time, provided that any amendment or termination may cancel, reduce or otherwise adversely affect the amount of benefits accrued by any SERP participant without that participant's consent.

        Compensation covered by the US Pension Plan and the SERP is total cash compensation paid, including any amount contributed under a Section 401(k) plan. The benefits generally are payable on a life annuity basis and are calculated prior to the application of any offset amounts.

Non-Qualified Deferred Compensation of Executive Directors and Certain Executive Officers during Fiscal Year 2007

        The following table sets forth information concerning contributions and earnings during fiscal year 2007 under supplemental defined contribution pension plans and non-qualified deferred compensation awards held by the named executive officers. Descriptions of such plans and deferred compensation awards follow the table.

Name	Plan or Award	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Balance as of January 31, 2007 ($)
Marcello Bottoli(1)	Deferred Comp. Award	N/A	N/A	0	4,725,000
Richard H. Wiley(2)	Deferred Comp. Award	N/A	N/A	0	840,000
Marc Matton(3)	Supplemental Plan Belgium	N/A	35,693	2,447	574,462
Quentin Mackay(4)	Supplemental Plan U.K.	7,990	15,980	8,211	40,552
Ramesh Tainwala(5)	N/A	N/A	N/A	N/A	N/A

(1)
Mr. Bottoli does not participate in any of the retirement programs sponsored by the Company. The deferred compensation award set forth in this table was granted by the Company to Stonebridge. The amount shown as the aggregate balance of the Stonebridge deferred compensation award represents the full potential value of such award, notwithstanding applicable vesting provisions.

(2)
The amount shown as the aggregate balance of Mr. Wiley's deferred compensation award represents the full potential value of such award, notwithstanding applicable vesting provisions.

(3)
Amounts shown with respect to Mr. Matton were calculated in euros. For purposes of this disclosure, amounts in euros have been converted into US dollars at a rate of 1.25949, the average of the daily euro-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

(4)
Amounts shown with respect to Mr. Mackay were calculated in British pounds sterling. Amounts shown as contributed by Mr. Mackay are included as Salary in the Summary Compensation Table. For purposes of this disclosure, amounts paid or credited in pounds sterling have been converted into US dollars at a rate of 1.8469, the average of the daily pound-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

(5)
Mr. Tainwala does not participate in any of the retirement programs sponsored by the Company and has not been granted a deferred compensation award.

Supplemental Pension Plan—Belgium

        Samsonite Europe N.V. sponsors a defined contribution plan for the benefit of certain of its employees in Belgium, including Marc Matton. All contributions to the plan are made by Samsonite Europe N.V. The basic contribution to the plan is equal to 5.85% of the participant's gross salary. For management employees, including Mr. Matton, the amount of the contribution is 7.85% of gross salary up to €41,248 and 11.85% of adjusted base salary above €41,248. Under this plan, normal retirement age is age 60 and benefits may be paid in a lump sum following retirement or by way of a monthly retirement allowance. Amounts set forth in the table above with respect to Mr. Matton were calculated in euros. For purposes of this disclosure, amounts in euros have been converted into US dollars at a rate of 1.25949, the average of the daily euro-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

Supplemental Pension Plan—U.K.

        Samsonite UK Ltd. sponsors a defined contribution plan for the benefit of certain of its employees in the United Kingdom, including Quentin Mackay, who may elect whether or not to participate in the plan. Under the plan, Samsonite UK Ltd. makes a contribution equal to 6% of the participant's gross salary and the employee contributes 3% of the participant's gross salary. Amounts set forth in the table above with respect to Mr. Mackay were calculated in British pounds sterling. For purposes of this disclosure, amounts paid or credited in pounds sterling have been converted into US dollars at a rate of 1.8469, the average of the daily pound-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007.

Deferred Compensation Awards

        We set out below a summary of the key provisions of the deferred compensation awards to which we are a party with our named executive officers.

(a)   Stonebridge Deferred Compensation Award

  (i)
  Deferred compensation award

  On March 17, 2005, the Compensation Committee granted to Stonebridge Development Limited, a corporation formed by a trust established by Mr. Bottoli for the benefit of himself and his family, or Stonebridge, a deferred compensation award in the amount of $4,725,000 to compensate the grantee for the loss of value represented by adjusting in March 2005 the exercise price of the Tier I options granted to Stonebridge in March 2004 to $0.665, the fair market value of a Share on the original date of the grant. The deferred compensation award provides for a maximum benefit expressed as a fixed U.S. dollar amount, subject to vesting. The deferred compensation award may be paid in cash or in shares at our discretion, as more fully discussed below.

  (ii)
  Adjustment

  The award amount is subject to downward adjustment if the market price of the shares on the vesting date of the deferred compensation award is less than $0.665, the fair market value of the shares on March 17, 2005, as follows: if, on the date of vesting of any portion of the deferred compensation award, the per share fair market value of the shares is less than $0.665, the award amount shall be adjusted so as to be equal to the product of (i) the excess, if any, of the per share fair market value of the shares on such vesting date over $0.35, multiplied by (ii) the number of shares subject to the Tier I option as of the vesting date, which amount shall then be multiplied by the percentage of the deferred compensation award vested as of such vesting date.

  (iii)
  Vesting

  (1)
  Subject to paragraph (2) below, the deferred compensation award shall vest in full on the earlier to occur of (x) a "Change of Control" (as defined in the Stock Option Agreement entered into among Stonebridge, Marcello Bottoli and the Company, effective April 19, 2004, or the Stonebridge Option Agreement), (y) March 2, 2014 and (z) Mr. Bottoli's resignation from his position as our chief executive officer pursuant to the first sentence of Section 8 of the Stonebridge Option Agreement, in each case, provided Mr. Bottoli is employed by us as of such event or date, referred to as a "vesting event".

  (2)
  In the event that prior to the occurrence of a vesting event Mr. Bottoli is no longer employed by us as a result of (x) Mr. Bottoli's death or permanent disability, (y) Mr. Bottoli's termination without cause or (z) Mr. Bottoli's resignation with good reason, all or a portion of the deferred compensation award shall become vested as of the effective date of such a termination of employment, according to the following schedule:

Termination on or after March 3, 2006 and prior to March 3, 2007	40%
Termination on or after March 3, 2007 and prior to March 3, 2008	60%
Termination on or after March 3, 2008 and prior to March 3, 2009	80%
Termination on or after March 3, 2009	100%

  (iv)
  Payment

  The deferred compensation award may be paid in cash or in shares or in a combination of both at our discretion; provided, however, that any payment shall include an amount of cash at least equal to the amount necessary to satisfy all income and employment tax obligations incurred by the grantee with respect to such payment. If paid in shares, such shares will be subject to the CEO Stockholders Agreement described in "Related Transactions" set out in Item 13 of this document.

(b)   Wiley Deferred Compensation Awards

  (i)
  Deferred Compensation Awards

  On March 17, 2005, the Compensation Committee granted to Richard H. Wiley a deferred compensation award in the amount of $840,000. The deferred compensation award was granted to compensate him for the loss of value represented by the cancellation of stock options granted during 2004 with exercise prices per Share below the fair market value of a Share on the date of grant and the replacement of such discounted options with options having an exercise price per Share equal to fair market value per Share on the date of grant. The deferred compensation award may be paid in cash or in shares at our discretion, as more fully discussed below.

  (ii)
  Adjustment

  The award amount is subject to downward adjustment if the market price of the shares on the vesting date of the deferred compensation award is less than $0.665, the fair market value of the shares on March 17, 2005, as follows: if, on the date of vesting of any portion of the deferred compensation award, the per share fair market value of the shares is less than $0.665, the award amount shall be adjusted so as to be equal to the product of (i) the excess, if any, of the per share fair market value of the shares on such vesting date over $0.525, multiplied by (ii) the number of shares subject to the option as of the vesting date, which amount shall then be multiplied by the percentage of the deferred compensation award vested as of such vesting date.

  (iii)
  Vesting

  (1)
  Subject to paragraph (2) below, the deferred compensation award shall vest in full on the earlier to occur of (x) a change of control and (y) September 25, 2013, in each case, provided Mr. Wiley employed by us as of such event or date, a vesting event.

  (2)
  In the event that, prior to the occurrence of a vesting event, Mr. Wiley is no longer employed by us as a result of (x) his death or permanent disability; or (y) his termination without cause, all or a portion of the deferred compensation award will become vested as of the effective date of such a termination of employment, according to the following schedule:

Tier One Award
Termination on or after March 17, 2006 and prior to March 17, 2007	40%
Termination on or after March 17, 2007 and prior to March 17, 2008	60%
Termination on or after March 17, 2008 and prior to March 17, 2009	80%
Termination on or after March 17, 2009	100%
Tier Two Award
Termination prior to March 17, 2006	0%
Termination on or after March 17, 2006 but prior to March 17, 2007	25%
Termination on or after March 17, 2007 but prior to March 17, 2008	50%
Termination on or after March 17, 2008 but prior to March 17, 2009	75%
Termination on or after March 17, 2009	100%

  (iv)
  Payment

  The deferred compensation award may be paid in cash or in shares or in a combination of both at our discretion; provided, however, that any payment will include an amount of cash at least equal to the amount necessary to satisfy all income and employment tax obligations incurred by the grantee with respect to such payment. If paid in shares, such shares will be subject to the Executive Stockholders Agreement described in "Related Transactions" set out in Item 13 of this document.

Potential Payments Upon Termination or Change in Control

Termination of Employment

(a)   Marcello Bottoli

  (i)
  The Bottoli Agreement provides that if we terminate Mr. Bottoli's employment without cause (other than as a result of his disability), we are required to pay Mr. Bottoli severance compensation in an amount equal to 24 months of his base salary and 18 months of his bonus, in each case calculated as the average of Mr. Bottoli's base salary and bonus during the previous three-year period. In the event of any termination, we are obligated to pay Mr. Bottoli (or his estate, as applicable) any bonus amounts to which Mr. Bottoli is entitled. The Bottoli Agreement provides that during Mr. Bottoli's employment with us and for a period of one year thereafter, he shall not engage in any business activity that is in competition with any of the businesses in which we engage or in which we have made preparations to engage, in any of the geographic areas in which we have conducted business during the one year preceding or the one year following the termination of employment. In addition, during the non-compete period, Mr. Bottoli will not in any way interfere with the relationship between us and any employee or material customer, supplier or other business relation, or hire any person known to him to have been our employee during the 12 months prior to termination. Unless Mr. Bottoli's employment is terminated for cause, we are obligated to pay Mr. Bottoli a non-compete payment, in addition to any other termination payments, which will cease on the earlier of our written election to Mr. Bottoli terminating his non-compete obligations, Mr. Bottoli's acceptance of alternative employment with compensation equal or greater than his prior year's base salary (which does not violate his non-compete obligations), or the end of the non-compete period. If Mr. Bottoli is terminated without cause, the non-compete payment, to be paid monthly, will be equal to a pro rata portion of his annual salary, calculated as the average of his salary during the previous three-year period. If Mr. Bottoli resigns (with or without good reason, as defined in the Bottoli Agreement), the non-compete payment, paid monthly, will be equal to a pro rata portion of his annual salary, calculated as the average of his salary during the previous three-year period, plus (provided that Mr. Bottoli still owns any shares) the greater of his average bonus during the previous three-year period or 50 per cent of his allocated bonus. Under certain circumstances Mr. Bottoli may be required to repay certain amounts to the Company upon termination of his employment; for a description of these terms, see the description of the Bottoli agreement at "Service Contracts of Executive Directors and Certain Executive Officers—Employment Agreement with Marcello Bottoli" above.

  (ii)
  The letter of understanding between Mr. Bottoli and Samsonite Europe entered into in connection with the execution of the Management Agreement between Mr. Bottoli and Samsonite Europe provides that if the Bottoli Agreement is terminated, the Management Agreement shall be terminated at the same time, provided that, notwithstanding such termination, we are required to continue to pay to Mr. Bottoli the management fee on a monthly basis until the earlier of our written election to Mr. Bottoli terminating his non-compete obligations, Mr. Bottoli's acceptance of alternative employment with compensation equal to or greater than his prior year's base salary (which does not violate his non-compete obligations), or the end of the non-compete period (as set forth in the Bottoli Agreement).

  (iii)
  If Mr. Bottoli's employment had been terminated as of January 31, 2007 by the Company without cause, the Company would have been obligated to pay Mr. Bottoli cash severance totalling approximately $2,645,000, assuming for this purpose that the Company also elected to enforce the non-competition provisions of the Bottoli agreement for a full year. If Mr. Bottoli had resigned as of January 31, 2007, the Company would have been obligated to pay Mr. Bottoli amounts in respect of the non-competition provisions of the Bottoli agreement totaling approximately $1,243,000.

  (iv)
  A description of the terms that apply to stock options and deferred compensation awards held by Mr. Bottoli or trusts for the benefit of himself and his family in the case of the termination of his service with the Company is set forth at the description of such stock options and deferred compensation awards, at "Employee Stock Option Agreements and Plans—Stonebridge Stock Option Agreement" and "Deferred Compensation Awards—Stonebridge Deferred Compensation Award", respectively. If Mr. Bottoli had resigned with good reason as of January 31, 2007, and the Company had exceeded the previous year's EBITDA goal, the intrinsic value of vesting stock options held by Stonebridge would have equaled approximately $11,739,000, assuming for this purpose the Company common stock value as of January 31, 2007 of $1.10 per share. If the Company had re-acquired vested Stonebridge options as of January 31, 2007 in connection with the termination of Mr. Bottoli's employment on such date, the Company would have been obligated to pay to Stonebridge a total of approximately $5,010,000, calculated as the difference between the exercise prices of such vested options and the Company common stock value as of January 31, 2007, which was $1.10 per share. Under the Stonebridge deferred compensation award, upon termination of Mr. Bottoli's employment as of January 31, 2007 because of Mr. Bottoli's death or disability or if Mr. Bottoli was terminated by the Company without cause or terminated his employment for good reason, the Company would have been obligated to vest 40% of the award and pay out approximately $1,890,000; if Mr. Bottoli terminated his employment as of January 31, 2007 with good reason and the performance goals applicable to Mr. Bottoli were met with respect to 2007, the Company would have been obligated to vest and pay 100% of the Stonebridge deferred compensation award, having a total value as of January 31, 2007 of $4,725,000.

(b)   Richard H. Wiley

  (i)
  The Wiley Agreement provides that if we terminate Mr. Wiley's employment without cause, or if Mr. Wiley terminates his employment for good reason, then (1) we will be required to pay Mr. Wiley a sum equal to 18 months of base salary; provided that in the event we have provided a timely notice of non-renewal, the amount of base salary paid between the date of the notice and the date of termination will be subtracted from the 18 months of base salary and (2) until Mr. Wiley becomes eligible for coverage under another employer's benefit plans, we will allow Mr. Wiley to continue to participate, for the number of months remaining in the term of the Wiley Agreement, in all of our health and welfare benefit plans, provided such participation is permissible under the general terms and provisions of those plans. The Wiley Agreement provides that during Mr. Wiley's employment with us and for a period of one year thereafter, Mr. Wiley will not, directly or indirectly, as a principal, officer, director, employee or in any other capacity whatsoever, without our prior written consent, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by us in any of the geographic areas in which such businesses have been conducted by us during the last 12 months of his employment. Assuming that Mr. Wiley's employment with the Company terminated as of January 31, 2007, under circumstances entitling him to severance, the Company would be obligated to pay Mr. Wiley cash severance equaling approximately $563,000, and his continued participation in our health and welfare plans for one year would have a total cost of approximately $16,000.

  (ii)
  If Mr. Wiley's employment with us is terminated without cause, all vested options then held by Mr. Wiley generally will remain exercisable for 90 days following such termination of employment, unless such termination is because of Mr. Matton's death or disability, in which case vested stock options generally will remain exercisable for one year. Information concerning Mr. Wiley's stock options as of January 31, 2007, is set forth at "Outstanding Equity Awards at Fiscal Year-End" above.

  (iii)
  A description of the terms that apply to the deferred compensation award held by Mr. Wiley in the case of the termination of his service with the Company is set forth at the description of such stock options and deferred compensation awards, at "Deferred Compensation Awards—Wiley Deferred Compensation Award." Under Mr. Wiley's deferred compensation award, if Mr. Wiley's employment had been terminated as of January 31, 2007, because of Mr. Wiley's death or disability, his termination by the Company without cause or Mr. Wiley's resignation for good reason, the Company would have been obligated to vest 40% of the award, such portion having a value as of January 31, 2007, of approximately $168,000.

(c)   Marc Matton

  (i)
  The Matton Agreement provides that if Samsonite Europe terminates Mr. Matton's employment without cause, or if Mr. Matton terminates his employment for good reason, then Samsonite Europe will be required to pay Mr. Matton the amount of indemnity due under the "Claeys formule" used by Belgian Labour Courts, for which purpose Mr. Matton's seniority will be counted from his first working day with us, June 1, 1974. The Matton Agreement provides that during Mr. Matton's employment with Samsonite Europe and for a period of one year thereafter (unless such employment is terminated by Samsonite Europe without cause or by Mr. Matton with good reason), Mr. Matton will not, directly or indirectly, without the prior written consent of Samsonite Europe, engage in, or be or become interested or acquire any ownership of any kind in, or become associated with, or make loans or advance property to any person engaged in or about to engage in, any business activity which is competitive with any of the businesses then engaged in by Samsonite Europe on any of the geographic areas in which such businesses have been conducted by Samsonite Europe during the last 12 months of his employment. Assuming that Mr. Matton's employment with the Company terminated as of January 31, 2007, under circumstances entitling him to severance, under the Claeys formule, Mr. Matton would be entitled to payment of 40 months' base salary, or approximately $839,660 (€666,667 multiplied by 1.25949, the average of the daily euro-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007).

  (ii)
  If Mr. Matton's employment with us is terminated without cause, all vested options then held by Mr. Matton generally will remain exercisable for 90 days following such termination of employment, unless such termination is because of Mr. Matton's death or disability, in which case vested stock options generally will remain exercisable for one year. Information concerning Mr. Matton's stock options as of January 31, 2007, is set forth at "Outstanding Equity Awards at Fiscal Year-End" above.

(d)   Quentin Mackay

  (i)
  The Mackay Agreement provides that either party may terminate the agreement upon six months' written notice, provided, that in the case of a serious default by Mr. Mackay, we may terminate the agreement without any indemnity. The Mackay Agreement provides that during his employment and for a period of 12 months following the termination thereof Mr. Mckay will not, directly or indirectly, (i) delivery any services under any format to any other company competing with us, (ii) solicit or cause to be solicited, endeavour to entice away or offer to employ any of our employees or (iii) solicit any of our clients or customers. If Mr. Mackay's employment had been terminated as of January 31, 2007, the combined value of the notice pay and benefits due to Mr. Mackay for 6 months would equal approximately $140,760 (calculated in a combination of pounds sterling and euros, and converted for this purpose into U.S. dollars using the average of the daily euro-to-dollar or pound-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ended January 31, 2007), and because of his continued employment for six months, an additional 675,000 of Mr. Mackay's stock options would have become vested.

  (ii)
  If Mr. Mackay's employment with us is terminated without cause, all vested options then held by Mr. Mackay generally will remain exercisable for 90 days following such termination of employment, unless such termination is because of Mr. Mackay's death or disability, in which case vested stock options generally will remain exercisable for one year. Information concerning Mr. Mackay's stock options as of January 31, 2007, is set forth at "Outstanding Equity Awards at Fiscal Year-End" above.

(e)   Ramesh Tainwala

  (i)
  The Tainwala Agreement provides that either party must give three months, written notice of termination of the agreement except where Mr. Tainwala's service is terminated for cause, in which case the Company is not required to provide any notice of termination. If the Company seeks to terminate Mr. Tainwala's service without giving three months' notice, it may do so, provided Mr. Tainwala is paid 1.5 times his last monthly salary during the period for which shorter notice has been given. In addition, under applicable law, Mr. Tainwala is entitled upon separation from service to a payment calculated as his number of years of service with Samsonite multiplied by 15 days of his then-current base salary. Assuming that Mr. Tainwala's services with the Company terminated as of January 31, 2007 under circumstances entitling him to 3 months' notice pay and the additional severance payment, Mr. Tainwala would be entitled to an aggregate payment equal to approximately $174,130 (calculated in a combination of Indian rupees and U.S. dollars and converted for this purpose into U.S. dollars using the average of the daily rupee-to-dollar exchange rates published by the Wall Street Journal during the Company's fiscal year ending January 31, 2007). The Tainwala Agreement provides that during the term of the agreement and for one year following termination, Mr. Tainwala will not directly or indirectly solicit or cause to be solicited away any Samsonite clients or customers or offer employment to any Samsonite employees. In addition, for a period of 12 months following termination of the Tainwala Agreement, Mr. Tainwala is prohibited from competing with the business carried out by the Samsonite group of companies with which he was materially concerned or had management responsibility during the period of 12 months immediately prior to termination of his services.

  (ii)
  If Mr. Tainwala's employment with us is terminated without cause, all vested options then held by Mr. Tainwala generally will remain exercisable for 90 days following such termination of employment, unless such termination is because of Mr. Tainwala's death or disability, in which case vested stock options generally will remain exercisable for one year. Information concerning Mr. Tainwala's stock options as of January 31, 2007, is set forth at "Outstanding Equity Awards at Fiscal Year-End" above.

Change in Control

(a)
Awards Under 1999 Stock Plan. Under the 1999 Stock Plan, upon a change in control of the Company, unvested stock options held by or on behalf of the named executive officers will become fully vested and exercisable and any applicable performance targets will be deemed to have been met. If a change in control of the Company had occurred on January 31, 2007, the approximate value of unvested stock options that would have become vested on such date (measured as the difference between the exercise price and $1.10, the fair market value of the Company common stock as of January 31, 2007) held by or on behalf of the named executive officers would have been: Mr. Bottoli, $11,738,718; Mr. Wiley, $2,712,087; and for each of Messrs. Matton, Mackay, and Tainwala, $1,639,543.

(b)
Deferred Compensation Awards. The deferred compensation awards granted to Stonebridge and to Mr. Wiley will become fully vested and payable upon the occurrence of a change in control of the Company (as defined in such award agreements). The value of the Stonebridge Deferred Compensation Award and the Wiley deferred compensation award as of January 31, 2007, is set forth in the table entitled "Non-Qualified Deferred Compensation of Executive Directors and Certain Executive Officers during Fiscal Year 2007."

(c)
SERP. Under the SERP, if a participant's employment is terminated either voluntarily or involuntarily without "cause" within 12 months following a "change in control event" (as defined in the SERP), the participant's benefit will be converted into an actuarially equivalent lump sum benefit and paid out as soon as practicable after such termination of employment. The lump sum benefit is to be determined on the basis of the 1983 Group Annuity Mortality Table and the annual rate of interest on 30-year Treasury securities in effect for the month preceding the first day of the plan year in which the payment is made. If a change in control event occurred as of January 31, 2007, and Mr. Wiley's employment had been terminated as of the same date under qualifying circumstances, the Company would have been obligated to pay to him a lump sum benefit under the SERP of approximately $158,786.

Non-Executive Director Compensation Table for Fiscal Year 2007

        The following table sets forth information concerning compensation earned by our non-executive directors during fiscal year 2007.

Name	Fees Earned or Paid in Cash ($)	Total ($)
John Allan(1)	0	0
Melissa Wong Bethell(2)	0	0
Charles J. Philippin	83,000	83,000
Ferdinando Grimaldi(3)	0	0
Anthony P. Ressler	37,250	37,250
Lee Sienna(4)	26,775	26,775
Donald L. Triggs	70,750	70,750
Jeffrey B. Schwartz	38,250	38,250
Richard T. Warner	72,000	72,000

(1)
Mr. Allan was appointed to our Board of Directors effective January 1, 2007. Mr. Allan was appointed our Non-Executive Chairman in May 2007.

(2)
Ms. Bethell is an employee of Bain and, as such, does not receive compensation from us for her services as a director.

(3)
Mr. Grimaldi is an employee of Bain and, as such, does not receive compensation from us for his services as a director.

(4)
Mr. Sienna is an employee of OTPP. In accordance with our arrangement with OTPP, director fees paid by us to Mr. Sienna are forwarded to OTPP.

        The current members of our Board of Directors that were nominated by, and are employed by or otherwise affiliated with, our Equity Sponsors are Antony Ressler and Jeffrey Schwartz (affiliated with Ares), Ferdinando Grimaldi and Melissa Bethell (affiliated with Bain) and Lee Sienna (affiliated with OTPP). These non-executive Directors serve pursuant to the terms of the Sponsors' Stockholders Agreement. For a summary of the Sponsors' Stockholders Agreement, see "Stockholders Agreement" under "Related Transactions" set out in Item 13 of this document.

        Each member of the Board of Directors, other than a director employed by the Company, is entitled to receive a fee of $30,000 per annum for serving on the Board of Directors, a fee of $1,250 per Board meeting attended and a fee of $1,000 per committee meeting attended. In addition, the chairperson of the Audit Committee receives an additional chair fee of $10,000 per annum and the chairpersons of all of the other committees of the Board receive an additional chair fee of $5,000 per annum. For fiscal year 2007, Messrs. Philippin, Triggs and Warner each were paid an additional $25,000 fee in cash in respect of their services on the special committee that reviewed the Company's leveraged recapitalization transaction.

        In 1996, the Company adopted the 1996 Directors' Stock Plan whereby Board members may elect to receive their fees in shares of Common Stock rather than cash. During fiscal year 2007, none of the aggregate directors fees were paid in shares of Common Stock. All of our directors are reimbursed for all reasonable travel and other expenses of attending meetings of the Board or a committee thereof.

        We have entered into an agreement with Mr. Allan which sets forth the basic terms of his compensation as a director, which terms are consistent with the terms described in the paragraph above. The agreement also provides for non-competition and non-solicitation covenants which expire 12 months following termination of Mr. Allan's service as a director.

Compensation Committee Interlocks and Insider Participation

        During the last fiscal year, Ferdinando Grimaldi Quartieri, Antony P. Ressler and Lee Sienna served as members of our Compensation Committee. None of the directors that served on the Compensation Committee during the last fiscal year has ever served as an employee or officer of the Company. Mr. Ressler is a senior partner in the private equity group of Ares, Mr. Grimaldi is a managing director of Bain Capital Ltd., which is the managing member and manager of Bain, and Mr. Sienna is a vice president of the private equity group of OTPP. As of April 1, 2007, Ares, Bain and OTTP held, on a fully diluted basis, approximately 38%, 24% and 24% of the Company's Common Stock, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information about persons known to the Company to be the beneficial owner of more than 5% of our Common Stock, and as to the beneficial ownership of our Common Stock by each of our directors and Named Executive Officers and all of our directors and executive officers as a group, as of May 1, 2007. Except as otherwise indicated, to our knowledge, the persons identified below have sole voting and sole investment power with respect to shares they own of record.

	Common Stock
Name and Address of Beneficial Owner(a)	Number of Shares Beneficially Owned		Percent(b)
Ares Management, LLC 1999 Avenue of the Stars Suite 1900 Los Angeles, California 90067	289,647,429	(c)	38.23%
Bain Capital (Europe) L.P. c/o Bain Capital, LLC 111 Huntington Avenue Boston, Massachusetts 02199	179,078,398	(d)	24.13%
Ontario Teachers' Pension Plan Board 5650 Yonge Street, 5th Floor Toronto, Ontario M2M 4H5	179,078,398	(e)	24.13%
Marcello Bottoli	24,113,735	(f)	3.2%
Richard H. Wiley	4,402,218	(g)	*
Marc Matton	2,072,642	(h)	*
Ramesh Tainwala	1,659,000	(i)	*
Quentin Mackay	1,650,000	(j)	*
Ferdinando Grimaldi Quartieri	—	(k)	*
Charles J. Philippin	—		*
Antony P. Ressler	—	(l)	*
Lee Sienna	—	(m)	*
Donald L. Triggs	—		*
Richard T. Warner	—		*
Melissa Wong Bethell	—	(k)(n)	*
Jeffrey B. Schwartz	—	(n)	*
John Allan	—		*
All directors and executive officers as a group (20 persons)	42,995,415		5.58%

*
Less than 1.0%.

(a)
Unless otherwise noted, the address of each stockholder is c/o Samsonite Corporation, 575 West Street, Mansfield, Massachusetts 02048.

(b)
Ownership percentages are calculated in the following manner: the numerator consists of each beneficial owner's holdings, options held that are exercisable as of April 1, 2007 and, for our Equity Sponsors, warrants to purchase shares of Common Stock. The denominator is the sum of (i) all outstanding shares of Common Stock and (ii) all options and/or warrants that are held by such beneficial owner and were exercisable as of May 1, 2007.

(c)
Includes shares of Common Stock beneficially owned by Ares and certain of its affiliates. Ares has reported shared voting and dispositive power with respect to all of the shares of Common Stock and warrants to purchase Common Stock beneficially owned by Ares Corporate Opportunities Fund, L.P., Ares Leveraged Investment Fund, L.P. and Ares Leveraged Investment Fund II, L.P., each of which is managed by affiliates of Ares. Includes warrants to purchase 15,515,892 shares of Common Stock exercisable as of May 1, 2007 and also includes further warrants to purchase 71,690 shares of Common Stock exercisable as of May 1, 2007.

(d)
Includes warrants to purchase 71,690 shares of Common Stock exercisable as of May 1, 2007. Bain Capital Investors, LLC is the managing member and manager of Bain Capital (Europe) L.P., and has voting and dispositive control with respect to all shares of Common Stock held by Bain Capital (Europe) L.P.

(e)
Includes warrants to purchase 71,690 shares of Common Stock exercisable as of May 1, 2007.

(f)
Includes options held by Stonebridge Development Limited to purchase 18,000,000 shares of Common Stock exercisable as of May 1, 2007.

(g)
Includes options to purchase 3,376,250 shares of Common Stock exercisable as of May 1, 2007.

(h)
Includes options to purchase 1,687,500 shares of Common Stock exercisable as of May 1, 2007.

(i)
Includes options to purchase 1,659,000 shares of Common Stock exercisable as of May 1, 2007.

(j)
Includes options to purchase 1,650,000 shares of Common Stock exercisable as of May 1, 2007.

(k)
Mr. Grimaldi is a managing director of Bain Capital Ltd., and Ms. Bethell is a Principal of Bain Capital Ltd. Bain Capital Investors, LLC, which is associated with Bain Capital Ltd., is the managing member and manager of Bain Capital (Europe) L.P. By virtue of these relationships, Mr. Grimaldi and Ms. Bethell may be deemed to share voting and dispositive control of all shares of Common Stock held by Bain Capital (Europe) L.P., but both Mr. Grimaldi and Ms. Bethell disclaim beneficial ownership of those shares.

(l)
Does not include the shares of Common Stock held by Ares and its affiliates, of which Mr. Ressler disclaims beneficial ownership.

(m)
Does not include the shares of Common Stock held by OTPP, of which Mr. Sienna, a Vice President of the private equity group of OTPP, disclaims beneficial ownership.

(n)
On May 18, 2007, Ms. Bethell and Mr. Schwartz resigned as directors of the Company.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information, as of January 31, 2007, relating to the Company's equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares of Common Stock may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,743,986	$0.53	24,672,300
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	70,743,986	$0.53	24,672,300

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Company Policy

        The Company has adopted a Code of Conduct and Anti-Fraud Policy that includes a policy with respect to the approval of related-party transactions. The policy provides that employees of the Company may not enter into any business transaction on behalf of the Company or its subsidiaries with any party related to them or to another employee of the Company unless, after full disclosure in writing by the party concerned, the Company's General Counsel or Vice President, Corporate Treasury and Reporting, determines that the transaction is appropriate and in the best interests of the Company.

  Related Transactions

        Stockholders Agreement.    The Company is a party to a Stockholders Agreement, dated July 31, 2003, with the Equity Sponsors and others relating to their rights as stockholders in the Company and the corporate governance of the Company (the "Stockholders Agreement"). Pursuant to the terms of the Stockholders Agreement, the Equity Sponsors have agreed to take all actions in their power to elect nominees selected by the Equity Sponsors to the Company's Board of Directors. As a result, eight of the nine members of the Company's Board of Directors are nominees of the Equity Sponsors, of whom five are employed by or otherwise affiliated with one of the Equity Sponsors. In addition, pursuant to the Stockholder's Agreement, the Company's ability to take certain actions, including amending its charter, commencing bankruptcy proceedings and taking certain corporate actions (including debt incurrences, stock issuances, asset sales and the like), is subject to the written consent of either all or two-thirds (depending on the action) of the Equity Sponsors so long as the Equity Sponsors collectively continue to hold 25% of the Company's outstanding voting stock. Accordingly, the Equity Sponsors currently exercise significant influence over the Company's Board of Directors and business and operations.

        In addition, the Company agreed in the Stockholders Agreement to grant the Equity Sponsors registration rights and preemptive rights. The Stockholders Agreement also contains tag-along rights, which allow the Equity Sponsors to force a stockholder which is a party to the Stockholders Agreement and which proposes to sell shares of stock, to include shares held by the Equity Sponsors in such proposed sale, and drag-along rights, which allow the Equity Sponsors to force the other stockholders which are parties to the Stockholders Agreement to sell their shares of stock if the Equity Sponsors are selling their stock.

        Advisory Agreements.    We are a party to advisory agreements with affiliates of Aris, Bain and OTPP as advisors (the "Advisory Agreements"). Under the terms of these Advisory Agreements, we have agreed to pay each advisor an annual advisory fee of $500,000 plus reasonable out-of-pocket expenses. These agreements are for a term of five years beginning July 31, 2003, but each agreement will terminate earlier as to any advisor if the advisor under such agreement and its affiliates no longer hold at least 33% of the amount of our capital stock owned by them as of July 31, 2003.

        Executive Stockholders Agreement and CEO Stockholders Agreement.    The Company entered into an Executive Stockholders Agreement, dated as of September 25, 2003 (the "Executive Stockholders Agreement"), with the Majority Stockholders and certain executive officers who at the time purchased preferred stock, including Messrs. Wiley, Korbas, Matton and Fremder. The Executive Stockholders Agreement applies to the Common Stock issued upon conversion of the preferred stock that was held by each executive investor and Common Stock issuable upon conversion of the preferred stock that was held by each executive investor and Common Stock issuable upon the exercise of options granted to each executive investor (collectively, the "Executive Securities").

        Under the terms of the Executive Stockholders Agreement, each executive investor has agreed to vote all of such executive investor's Executive Securities and to take all other necessary or desirable actions such that the Executive Securities will be voted in the same manner as the securities held by the Equity Sponsors. In addition, the Executive Stockholders Agreement restricts the executive investors' ability to transfer their Executive Securities for a period of ten years without the consent of the Equity Sponsors, subject to certain exceptions. The Executive Stockholders Agreement also contains tag-along rights, which allow the Equity Sponsors to force an executive investor which proposes to sell shares of Executive Securities, to include shares held by the Equity Sponsors in such proposed sale, and drag-along rights, which allow the Equity Sponsors to force the executive investors to sell their Executive Securities if, under certain circumstances, the Equity Sponsors sell their shares of Common Stock.

        The Executive Stockholders Agreement also permits the Equity Sponsors, or any third party designated by the Equity Sponsors, to purchase Executive Securities from an executive investor in the event the executive investor is no longer employed by the Company or any of its subsidiaries. In the event of the executive investor's death, termination without cause, resignation with good reason or retirement, during the 30-day period beginning three years after such event, the executive investor may require the Company to repurchase the executive investor's Executive Securities at fair market value. In addition, the Company granted the executive investors certain piggyback registration rights in the event the Company proposes to register, whether or not for its own account, any shares of Common Stock or other equity interests in a public offering of such securities for cash, subject to certain limitations. In the event that the Company proposes to file certain registration statements, the Company will promptly give the executive investors written notice of such registration and will include in the registration statement all of the Executive Securities that each executive investor has requested in writing to be registered, subject to certain exceptions.

        In connection with Mr. Bottoli's employment with the Company, the Company entered into a Chief Executive Officer Stockholders Agreement, dated as of March 2, 2004 (the "CEO Stockholders Agreement"), with the Equity Sponsors, Mr. Bottoli and Stonebridge, which includes terms substantially identical to the Executive Stockholders Agreement with respect to the Common Stock issued upon conversion of the preferred stock that was held by Mr. Bottoli or Stonebridge and Common Stock issuable upon the exercise of options granted to any of Mr. Bottoli or Stonebridge.

        Ramesh Tainwala.    Samsonite South Asia Pvt. Ltd. ("Samsonite South Asia") is a joint venture that conducts the Company's manufacturing and sales activities in India. 60% of the equity of Samsonite South Asia is beneficially held by the Company, and the remaining 40% is held by Dr. Ramesh Tainwala, Chief Operating Officer of Samsonite South Asia, by members of his family or by companies with which he is affiliated (with Dr. Tainwala, collectively, the "Tainwala Associates"). During fiscal year 2007, Samsonite South Asia paid dividends of $[    ] to the Tainwala Associates. During fiscal year 2007, Samsonite South Asia purchased approximately $2,174,000 of plastic sheets and components from a corporation (the "Chemicals & Plastics Company") which is 44% owned by Dr. Tainwala and members of his family. The purchase price was determined by the Chemicals & Plastics Company at its cost plus 15%, and is believed to be at market rates. During fiscal year 2007, Samsonite South Asia sold to the Chemicals & Plastics Company approximately $823,000 of manufacturing materials used for making plastic sheets (the "Manufacturing Materials"). Samsonite South Asia sold the Manufacturing Materials to the Chemical & Plastics Company at its cost. The purchase price was determined by Samsonite South Asia, and is believed to be at market rates. During fiscal year 2007, Samsonite South Asia paid to companies owned by Dr. Tainwala and his family approximately $303,000 for rent or office space occupied by Samsonite South Asia. The rent is believed to be at market rates for comparable properties.

        On November 7, 2006, Samsonite Corporation, Dr. Ramesh Tainwala and Tainwala Family and Associates ("Tainwala F&A") entered into a joint venture agreement pursuant to which they agreed to establish Samsonite Arabia FZCO, a free zone company in the Jebel Ali Free Zone in the Emirate of Dubai, United Arab Emirates. Samsonite Arabia FZCO subsequently changed its name to Samsonite Middle East FZCO ("Samsonite Middle East"). Tainwala F&A is managed and controlled by the family of Dr. Ramesh Tainwala, the Chief Operating Officer of Samsonite South Asia. Samsonite Middle East is owned 60% by Samsonite Corporation and 40% by Tainwala F&A. Samsonite Corporation and Tainwala F&A initially capitalised Samsonite Middle East with 300,000 United Arab Emirates Dirhams (USD$81,744) and 200,000 United Arab Emirates Dirhams (USD$54,496), respectively. Samsonite Corporation granted Samsonite Middle East certain rights in respect of its patents, trademarks and know-how for use pursuant to the terms and conditions of a license and distribution agreement between them dated November 7, 2006. Under the license and distribution agreement, Samsonite Corporation is entitled to royalties of 5% of Samsonite Middle East's net outside sales, which will be calculated and paid each quarter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax and All Other Fees

        The following table sets forth the aggregate fees for professional services by KPMG for the audit of the Company's annual financial statements for the fiscal years ended January 31, 2007 and 2006:

	Year ended January 31,
	2007	2006
	in thousands
Audit Fees(1)	$1,896	1,825
Audit-Related Fees(2)	2,818	71

Subtotal	4,714	1,896

Tax Fees(3)	86	200
All Other Fees	—	—

Total	$4,800	2,096

(1)
In addition to fees for the annual audit of the Company's consolidated financial statements, amounts include review of the interim financial statements contained in our Quarterly Reports on Form 10-Q and audit of statutory reports. In addition, included in this category are fees for services that generally only KPMG LLP reasonably can provide, e.g., consents and assistance with the review of documents filed with the SEC.

(2)
Includes fees for assurance and related services that are traditionally performed by the independent accountant. More specifically, these services include employee benefit plan audits and consultations concerning financial accounting and reporting standards for fiscal year 2007. In addition, included in this category for fiscal year 2007 are $2,755 in fees paid in connection with a long-form due diligence report prepared by KPMG LLP during fiscal year 2007 in connection with a proposed listing of the Company's common stock on the London Stock Exchange.

(3)
Includes fees for tax compliance.

Audit Committee Pre-Approval Policies and Procedures

        Each year, the Audit Committee recommends to the Board of Directors the independent auditor's retention to audit the Company's financial statements. The Audit Committee evaluates all other proposed engagements of the independent auditor, including the scope of the work proposed to be performed, and pre-approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence. In some cases, pre-approval is provided by the full committee for up to a year, and relates to a particular category or group of services and is subject to a specific budget. In other cases, the chairman of the Audit Committee has the delegated authority from the committee to pre-approve additional services, and such pre-approvals are then communicated to the full audit committee. There is a de minimis exception to the pre-approval policy of the Audit Committee that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by KPMG during 2007, 2006 or 2005 under such provision.

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
Date: May 31, 2007

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

QuickLinks

EXPLANATION FOR AMENDMENT
PART III
PART IV
SIGNATURES