Form 10-Q
period 2007-04-30
SAMSONITE CORP/FL
filed 2007-06-14
CIK 914478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 0-23214

SAMSONITE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3511556
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

575 West Street, Suite 110,
Mansfield, MA	02048
(Address of principal executive offices)	(Zip Code)

(508) 851-1400

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  742,081,724 shares of common stock, par value $0.01 per share, as of June 8, 2007.

FORM 10-Q

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” in Part I Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets
as of April 30, 2007 and January 31, 2007

(In thousands except share and per share data)

	April 30, 2007	January 31, 2007
Assets
Current assets:
Cash and cash equivalents	$51,202	78,548
Trade receivables, net of allowances for doubtful accounts of $9,362 and $10,370	147,768	133,086
Other receivables	1,125	1,976
Inventories (Note 3)	159,900	165,767
Deferred income taxes (Note 9)	11,279	10,292
Assets held for sale	1,307	—
Prepaid expenses and other current assets	38,302	36,438

Total current assets	410,883	426,107

Property, plant and equipment, net (Note 4)	106,122	103,999
Intangible assets, less accumulated amortization of $13,355 and $12,970 (Note 5)	102,585	102,826
Other assets and long-term receivables	24,236	18,193
Total assets	$643,826	651,125

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 6)	$10,990	12,096
Current installments of long-term obligations (Note 6)	5,202	25,512
Accounts payable	135,948	135,340
Accrued interest	2,905	4,278
Accrued compensation and employee benefits	32,371	27,854
Accrued income taxes	22,549	17,086
Other accrued liabilities	53,236	55,311
Total current liabilities	263,201	277,477
Long-term obligations, less current installments (Note 6)	465,558	464,307
Deferred income taxes (Note 9)	24,529	23,404
Other non-current liabilities	89,751	85,188
Total liabilities	843,039	850,376
Minority interests in consolidated subsidiaries	25,468	23,023
Stockholders’ equity (deficit):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 0 and 11 convertible shares issued and outstanding at April 30, 2007 and January 31, 2007, respectively)	—	11
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 742,032,974 and 742,006,783 shares issued and outstanding at April 30, 2007 and January 31, 2007, respectively)	7,420	7,420
Additional paid-in capital	571,135	570,182
Accumulated deficit	(745,665)	(742,711)
Accumulated other comprehensive loss	(57,571)	(57,176)
Total stockholders’ deficit	(224,681)	(222,274)
Commitments and contingencies (Notes 6, 8, 9, and 11)
Total liabilities and stockholders’ equity (deficit)	$643,826	651,125

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three months ended April 30, 2007 and 2006

(In thousands, except per share data)

	Three Months Ended April 30,
	2007	2006
Net sales	$264,695	240,977
Cost of goods sold	124,098	117,746

Gross profit	140,597	123,231

Selling, general and administrative expenses	119,512	102,328
Amortization of intangible assets	356	151
Asset impairment charge (Note 2)	—	1,623
Provision for restructuring operation (Note 2)	1,302	—

Operating income	19,427	19,129

Other income (expense):
Interest income	245	571
Interest expense and amortization of debt issue costs and premium	(8,530)	(7,076)
Other income (expense) —net (Note 7)	(1,911)	(1,079)

Income before income taxes, minority interests and cumulative effect of an accounting change	9,231	11,545

Income tax expense	(8,717)	(6,049)
Minority interests in earnings of subsidiaries	(3,468)	(1,995)

Net income (loss) before cumulative effect of an accounting change	(2,954)	3,501
Cumulative effect of an accounting change	—	1,391

Net income (loss)	(2,954)	4,892
Preferred stock dividends	—	(3,880)
Net income (loss) to common stockholders	$(2,954)	1,012

Weighted average common shares outstanding — basic and diluted	742,010	227,175

Net income (loss) per share per common share — basic and diluted:
Net income (loss) to common stockholders before cumulative effect of an accounting change	$— *	— *
Cumulative effect of an accounting change	—	0.01
Net income (loss) to common stockholders	$— *	0.01

*Less than $(0.01) per share.

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss) for the three months ended April 30, 2007

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance, January 31, 2007	$11	7,420	570,182	(742,711)	(57,176)
Net loss	—	—	—	(2,954)	—	(2,954)
Unrealized loss on cash flow hedges (net of income tax effect of $255)	—	—	—	—	(3,780)	(3,780)
Reclassification of loss on cash flow hedges to net loss (net of income tax effect of $309)	—	—	—	—	570	570
Foreign currency translation adjustment	—	—	—	—	1,698	1,698
Defined benefit plans:
Net prior service cost	—	—	—	—	(6)	(6)
Net actuarial gain	—	—	—	—	1,123	1,123
Comprehensive loss						(3,349)
Stock compensation expense	—	—	942	—	—
Conversion of 11 shares of preferred stock to 26,191 shares of common stock	(11)	—	11	—	—

Balance, April 30, 2007	$—	7,420	571,135	(745,665)	(57,571)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the three months ended April 30, 2007 and 2006

(In thousands)

	Three Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income (loss) before cumulative effect of an accounting change	$(2,954)	3,501
Adjustments to reconcile income (loss) before cumulative effect of an accounting change to net cash provided by (used in) operating activities:
(Gain) loss on disposition of assets held for sale and fixed assets, net	(17)	53
Depreciation and amortization of property, plant and equipment	5,072	5,135
Amortization and impairment of intangible assets	356	151
Amortization and write-off of debt issue costs and premium	222	599
Provision for doubtful accounts	136	225
Provision for restructuring operations	1,302	—
Asset impairment charge	—	1,623
Pension and other post retirement benefit plan losses, net	333	1,835
Stock compensation expense	1,226	1,568
Changes in operating assets and liabilities:
Trade and other receivables	(12,941)	(6,567)
Inventories	7,061	(5,019)
Other current assets	(2,798)	(1,561)
Accounts payable and accrued liabilities	3,467	13,603
Contribution to U.S. defined benefit pension plan	(2,800)	—
Other - net	988	(268)

Net cash provided by (used in) operating activities	(1,347)	14,878

Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(7,633)	(4,422)
Proceeds from sale of property and equipment and other assets	131	129
Other, net	(131)	(1,322)

Net cash used in investing activities	(7,633)	(5,615)

Cash flows provided by (used in) financing activities:
Payments of short-term debt - net	(1,734)	(321)
Payments on long-term obligations	(20,286)	—
Borrowings on long-term obligations	1,163	23
Other, net	2,449	1,500

Net cash provided by (used in) financing activities	(18,408)	1,202

Effect of exchange rate changes on cash and cash equivalents	42	(226)

Net increase (decrease) in cash and cash equivalents	(27,346)	10,239
Cash and cash equivalents, beginning of period	78,548	85,448

Cash and cash equivalents, end of period	$51,202	95,687

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,721	2,415
Cash paid during the period for income taxes	$3,145	2,162

Non-cash transactions:
Conversion of 11 shares of preferred stock into 26,191 shares of common stock

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Notes to Consolidated Financial Statements

Dollars and Euros in Thousands

1.             General

A.            Business

The principal activity of Samsonite Corporation and its subsidiaries (the “Company”) is the design, manufacture and distribution of luggage, business and computer bags, outdoor and casual bags, and travel-related products throughout the world, primarily under the Samsonite® Black Label, Lambertson Truex®, Samsonite® and American Tourister® brand names and other owned and licensed brand names such as Lacoste® and Timberland®. The principal luggage customers of the Company are department/specialty retail stores, mass merchants, catalog showrooms and warehouse clubs. The Company also sells its luggage, casual bags, business cases and other products through its Company-operated retail stores.

B.            Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position as of April 30, 2007 and results of operations for the three month periods ended April 30, 2007 and 2006. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

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

At April 30, 2007, antidilutive common stock equivalents include options to purchase 71,991,852 shares of common stock, warrants to purchase 15,515,892 shares of common stock at an exercise price of $0.515 per share and warrants to purchase 1,061,012 shares of common stock at an exercise price of $10.17 per share.  At April 30, 2006, antidilutive common stock equivalents include options to purchase 70,452,958 shares of common stock, warrants to purchase 15,515,892 shares of common stock at an exercise price of $0.75 per share, warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share, and preferred stock convertible into 471,098,543 common shares.

E.             Royalty Revenues

The Company licenses its brand names to certain unrelated third parties. Net sales include royalties earned of $3,037 and $2,993 for the three months ended April 30, 2007 and 2006, respectively.

F.             Derivative Financial Instruments

The Company measures all derivatives at fair value and recognizes them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in fair value of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period.

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

Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. At April 30, 2007, cash flow hedges for forecasted foreign currency transactions extend through March 2008. The estimated amount of net gains from interest rate and foreign currency hedges expected to be reclassified into earnings within the next twelve months is $818. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature.

2.                                     Asset Impairment and Provision for Restructuring Operations

On May 31, 2006, the Company announced that it would close the Company’s Denver, Colorado facilities, consolidate its corporate functions in its Mansfield, Massachusetts office and relocate its Denver distribution functions to the southeast region of the U.S.  The Company expects the consolidation and relocation to be completed by approximately June 30, 2008. In connection with the consolidation and relocation, the Company expects to incur severance and retention costs of approximately $3,700 relating to approximately 210 employees who will be affected by the relocation and consolidation. The severance and retention costs are being accrued monthly over the expected period employees must remain employed in order to receive severance and retention benefits. During the first quarter of fiscal 2008, severance and retention benefits of $1,302 were accrued as a provision for restructuring operations.

During the three months ended April 30, 2006, the Company recorded an impairment charge of $1,623 in connection with the closure of its Samorin, Slovakia manufacturing plant which was completed on June 30, 2006.

The following is a summary of restructuring accruals by segment for the three months ended April 30, 2007:

	Balance at January 31, 2007	Additions (Reversals)	Payments	Exchange Rate and Other	Balance at April 30, 2007
North America	$2,487	1,302	(803)	—	2,986
Europe	1,513	—	—	104	1,617
	$4,000	1,302	(803)	104	4,603

3.             Inventories

Inventories consisted of the following:

	April 30, 2007	January 31, 2007

Raw Materials	$9,268	11,312
Work in Process	2,723	2,384
Finished Goods	147,909	152,071
	$159,900	165,767

4.             Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	April 30, 2007	January 31, 2007

Land	$5,872	6,596
Buildings	60,044	58,870
Machinery, equipment, leasehold improvements and other	145,020	140,229
Computer software	24,456	23,587
	235,392	229,282
Less accumulated amortization and depreciation	(129,270)	(125,283)
	$106,122	103,999

5.             Intangible Assets

Intangible assets at April 30, 2007 and January 31, 2007 consisted of the following:

	April 30, 2007			January 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$8,131	(7,900)	231	8,131	(7,854)	277
Patents, trademarks and other	9,848	(4,418)	5,430	9,839	(4,135)	5,704
Leasehold rights	1,466	(1,037)	429	1,370	(981)	389
	19,445	(13,355)	6,090	19,340	(12,970)	6,370
Intangibles not subject to amortization
Tradenames			84,143			84,143
Goodwill			12,352			12,313
			96,495			96,456
Total			$102,585			$102,826

There were no significant acquisitions of intangibles assets for the three months ended April 30, 2007. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets. Amortization expense (not including impairment provisions) for intangible assets for the three months ended April 30, 2007 and 2006 was $356 and $151, respectively. Future amortization expense for the net carrying amount of intangible assets at April 30, 2007 is estimated to be $1,120 for the remainder of fiscal 2008, $1,316 in fiscal 2009, $540 in fiscal 2010, $458 in fiscal 2011 and $2,656 beyond fiscal 2011.

6.             Debt

Debt consisted of the following:

	April 30, 2007	January 31, 2007
Senior credit facility (a)	$466,875	468,000
Floating rate senior notes (b)	—	19,120
8 7/8% senior subordinated notes	260	260
Other obligations (c)	14,016	13,907
Capital lease obligations	599	628
	481,750	501,915
Less short-term debt and current installments	(16,192)	(37,608)
	$465,558	464,307

(a)               Senior Credit Facility

The senior credit facility (the “Senior Credit Facility”) consists of a $450,000 senior secured term loan facility (“Term Loan Facility”) and an $80,000 senior secured revolving credit facility (“Revolving Credit Facility”), including a letter of credit sub-facility. The Term Loan Facility consists of a $450,000 loan borrowed by the Company, which expires on December 20, 2013. In certain circumstances, the Company may elect to request an additional term loan commitment under the Senior Credit Facility of up to $200,000. The Term Loan Facility requires principal repayments in the amount of $1,125 on March 31, June 30, September 30 and December 31 of each year with such payments ending on September 30, 2013, and $419,625 due on December 20, 2013.

The Revolving Credit Facility consists of a portion which may be borrowed by the Company in U.S. dollars, euros or sterling totaling the U.S. dollar equivalent of $50,000 and a portion which may be borrowed by the Company’s European subsidiary in euros or sterling totaling the euro equivalent of €22,700 (equivalent to $30,978 on April 30, 2007). The Revolving Credit Facility expires on December 20, 2012. As of April 30, 2007, there was $18,000 borrowed by the Company under the Revolving Credit Facility and $6,500 of letters of credit issued. The Company entered into a variable to fixed interest rate swap agreement effective March 21, 2007 with a notional amount of $225,000, a pay rate of 5.192% and a receive rate based on the three month LIBOR rate. The swap agreement has a five-year term and can be canceled after one year at the option of the other party to the swap agreement. The rate the Company receives reprices every three months.

The Senior Credit Facility contains financial and other covenants that, among other things, limit the Company’s ability to engage in transactions with its affiliates, incur any additional debt outside of the Senior Credit Facility, create new liens on any property, make acquisitions, participate in certain mergers, consolidations, acquisitions, liquidations, asset sales, investments, or make distributions or cash dividend payments to its equity holders. The Company was in compliance with such covenants as of April 30, 2007.

(b)   Senior Notes and Senior Subordinated Notes

On February 1, 2007 the Company retired the $19,120 of Floating Rate Senior Notes which were outstanding at January 30, 2007 and paid premiums of $381 in connection with the transaction.

 (c)   Other Obligations

As of April 30, 2007, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2008.

7.             Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three Months Ended April 30,
	2007	2006

Net gain from foreign currency forward delivery contracts	$(57)	—
Gain (loss) on disposition of fixed assets, net	17	(53)
Foreign currency transaction gains (losses), net	(391)	330
Pension expense (a)	(629)	(1,018)
Premium on bond redemption	(381)	—
Other, net	(470)	(338)

	$(1,911)	(1,079)

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

8.             Pension and Other Employee Benefits

The components of net periodic benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Quarter Ended April 30,
	2007	2006	2007	2006
Service cost	$395	406	107	133
Interest cost	3,137	3,010	226	221
Expected return on plan assets	(3,447)	(3,345)	—	—
Amortization of prior service cost	61	65	(67)	(67)
Amortization of the net (gain) loss	1,192	1,197	(69)	(51)
Net periodic benefit cost	$1,338	$1,333	197	236

The Company expects to make $15,600 in contributions to its funded pension plans in fiscal 2008. The Company expects to make approximately $900 of benefit payments attributable to its unfunded postretirement pension plans in fiscal 2008.

9.                                      Income Taxes

As of February 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board Statement No. 109 (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with

SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon effective settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company has made no change to reserves for uncertain tax positions. As of April 30, 2007, the Company had approximately $29,200 of total gross unrecognized tax benefits. Because of valuation allowances provided for certain deferred tax assets related to net operating losses, recognition of approximately $25,000 of the total gross unrecognized tax benefits may not favorably affect the effective tax rate in future periods. It is reasonably possible that a number of uncertainties could be resolved and result in the recognition of tax benefits within the next 12 months; however, the resolution of these matters over the next twelve months is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The following table describes the earliest year still subject to income tax examination for the Company’s most significant jurisdictions:

Jurisdiction	Earliest Year Still Subject to Examination
U.S. Federal	1993
Belgium	2005
Canada	2002
China	2002
France	2004
Germany	2002
Hong Kong	2000
Hungary	2002
India	2001
Italy	2002
Korea	2002
Japan	2004
Mexico	2002
Slovakia	2002
Spain	2002
Switzerland	2006
United Kingdom	2005

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return.  The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of April 30, 2007, the Company had $300 of accrued interest and penalties.

During the three months ended April 30, 2007 and 2006, the Company paid income taxes, net of refunds received, of $3,145 and $2,162, respectively.

10.          Segment Information

The Company’s operations consist of the manufacture and distribution of luggage, business and computer cases, outdoor casual bags, and travel-related products and licensing of the Company’s brand names. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: (i) ”Europe”, which includes operations in Western and Eastern European countries; (ii) ”North America”, which includes operations in the United States and Canada; (iii) ”Latin America”, which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) ”Asia”, which includes operations in India, China, Singapore, South Korea, Taiwan, Malaysia, Japan, Hong Kong, Thailand and Australia; and (v) ”Other” which primarily includes certain licensing activities from luggage and non-luggage brand names owned by the Company and Corporate headquarters overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based.

Segment information for the three months ended April 30, 2007 and 2006 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other (b)	Eliminations	Totals
2007
Revenues from external customers	$117,390	75,949	13,496	54,823	3,037	—	264,695
Intersegment revenues	$1,694	51	30	5,291	—	(7,066)	—
Operating income (loss)(a)	$18,853	(1,652)	1,876	11,808	(11,642)	184	19,427
Total assets	$271,396	116,011	41,229	111,827	262,320	(158,957)	643,826
2006
Revenues from external customers	$102,898	85,314	10,614	39,238	2,913	—	240,977
Intersegment revenues	$1,165	62	—	6,040	—	(7,267)	—
Operating income (loss)(a)	$11,896	4,757	1,384	8,547	(6,907)	(548)	19,129
Total assets	$253,240	100,675	32,284	76,627	289,808	(156,963)	595,671

(a)                                  Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest.

(b)                                 Includes general corporate expenses.

11.          Litigation, Commitments and Contingencies

Henin-Beaumont Litigation

Samsonite Europe N.V. and Samsonite SAS, which are wholly owned subsidiaries of the Company, are defendants in a lawsuit (the “H-B 1 Action”) filed in France in November 2006 related to the sale of the Henin-Beaumont, France facility (the “H-B site”). See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 for a description of the H-B site sale. The HB Group and Energyplast are also defendants in the lawsuit. The plaintiff, Workers Council Energyplast (“Workers Council”), seeks to cancel the sale of the H-B site on the grounds that it was fraudulent, because it was allegedly designed to circumvent labor law rules regarding economic dismissals.  On March 13, 2007, the Tribunal de Grande Instance in Paris dismissed the claim on the procedural grounds of lack of standing of the Workers Council.  Counsel for the Workers Council appealed the dismissal on April 11, 2007.  The appeal was heard by the Court of Appeal in Paris on June 7, 2007.  The Court of Appeal is expected to render its decision in July 2007.

On May 16, 2007 a lawsuit (the “H-B 2 Action”) was filed by the CGT (a French Union) against Samsonite SAS, seeking to cancel the contribution by Samsonite SAS of the H-B site into Energyplast (then Artois Plasturgie, a subsidiary of Samsonite SAS), the subsequent sale of the shares of Energyplast, and the related agreements, on the same grounds as the H-B 1 Action.  The action names as co-defendants Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers’ Pension Plan Board, Energyplast, the HB Group and SCP BTSG (the receiver appointed in the Energyplast bankruptcy), and is expected to be heard by the Tribunal de Grande Instance in Paris in June 2007.

In May 2007, Samsonite received a letter from the Conseil du Prud’ Hommes employment tribunal in Lens, France notifying us that a lawsuit (the “H-B 3 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers’ Pension Plan Board,  Energyplast, HB Group, CGEA IDF OUEST and SCP BTSG by six former executives of Energyplast in such tribunal.  The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 1,500 (approximately $2,000). The tribunal is expected to hear the matter in October 2007.

Also in May 2007, Samsonite learned that another lawsuit (the “H-B 4 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund and Ontario Teachers’ Pension Plan Board by 170 non-management employees of Energyplast in the Prud’Hommes employment tribunal in Lens, France.  The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 14,900 (approximately $20,000).

The Company believes that the appeal of the Court’s decision in the H-B 1 Action, as well as each of the H-B 2 Action, the H-B 3 Action and the H-B 4 Action, are without merit and intends to vigorously defend its position in each such matter; however, an unfavorable resolution of any of these matters could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

Employment Matter

The Company recently received a complaint from its former Chief Marketing Officer alleging that her dismissal by the Company was a breach of contract and that she was unfairly dismissed by the Company in contravention of the U.K. Employment Act of 2002. The Company has conducted a review of the former employee’s allegations and believes that they are without merit. The Company intends to vigorously defend its position in this matter. In addition, the Company does not believe that the outcome of the matter will have a material adverse effect on its financial condition, results of operations or cash flows.

Other Matters

The Company is also a party to various other legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

12.                              Subsequent Event — Acquisition of Chilean Luggage Distributor

On June 12, 2007, the Company’s wholly owned subsidiary, SC Acquisition S.A., entered into an agreement to acquire 85% of the operations of the Traveller Group, which distributes luggage, bags, backpacks, travel accessories and other related items in Chile under its Saxoline, Extreme, Chic and other trademarks. The Company made a $7,000 payment into escrow upon the signing of the purchase agreement and anticipates the total purchase price will be approximately $47,000 (including assumed debt) which will be financed through an increase in the term loan commitment under the Senior Credit Facility (see Note 6). The acquisition is expected to be completed in July 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three months ended April 30, 2007 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 for significant events occurring in the first quarter of fiscal 2007. The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K and Form 10K/A for the year ended January 31, 2007.

The Company’s operations consist primarily of the design, manufacture and distribution of luggage, as well as business, computer, outdoor, casual bags and footwear and the operation of retail stores throughout the world.  We sell our products under a number of brand names, primarily Samsonite® Black Label, Lambertson Truex®, Samsonite® and American Tourister® and licensed brand names including Lacoste® and Timberland®. The Company also licenses its brand names to other companies who primarily use them on travel-related and other products. The discussion is organized under the following headings: Executive Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Financing and Other Matters, and Critical Accounting Policies.

Executive Overview

Since approximately 44% of the Company’s reported U.S. dollar sales were derived from operations reported in euros, the increase in the average exchange rate of the euro to the dollar for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 had an effect on the Company’s results of operations. Results of operations for fiscal 2008 were translated at an average euro exchange rate of 1.319 while fiscal 2007 results were translated at an average euro exchange rate of 1.202. As a result, while local sales denominated in euros increased by 4.0% (the constant U.S. dollar equivalent of $4.1 million), these euro denominated sales, when translated to U.S. dollars, increased by approximately $14.5 million, or 14.1%. The strengthening of the euro had the effect of increasing reported sales by approximately $10.4 million between fiscal 2007 and 2008. The stronger euro also resulted in increases in reported cost of sales and other operating expenses in fiscal 2008 compared to fiscal 2007. Certain of the most significant effects from the differences in exchange rates are noted in the analysis of Results of Operations and Liquidity and Capital Resources and are referred to as an “exchange rate difference.”

The Company’s consolidated revenues increased to $264.7 million for the three months ended April 30, 2007 from $241.0 million in the first quarter of the prior year, an increase of $23.7 million, or 9.8%. Without the effect of the exchange rate difference, sales would have increased by $13.3 million, or 5.0%. The increase in sales on a constant currency basis of approximately $13.3 million was due primarily to economic growth in the Asian region, which resulted in increased sales in Asia, price increases implemented during fiscal 2007 in the Company’s European operations, and acquisitions of joint ventures in Asia and the U.S. that were completed in the Company’s second quarter of fiscal 2007.  The Company’s sales for North America declined in fiscal 2008 by $9.5 million due to slowed shipments as a result of the implementation of its new global Enterprise Resource Planning (“ERP”) system in the Company’s U.S. operations on February 1, 2007. (See “ERP Software Implementation Impact on North America Financial Results.”)

Operating income increased by $0.3 million to $19.4 million for the three months ended April 30, 2007 compared to $19.1 million for the three months ended April 30, 2006. Gross profit increased $17.4 million compared to the prior year period but was offset somewhat by higher selling, general and administrative (“SG&A”) expenses of $17.2 million. The increase in SG&A expense of $17.2 million in the first quarter of fiscal 2008 was primarily due to increases in selling expenses associated with higher sales levels, higher rent expense primarily associated with the Samsonite Black Label stores, increased SG&A expenses related to acquisitions completed in the second quarter of the prior year and an increase in costs associated with the implementation of the SAP ERP system. Additionally, there was increased SG&A expense associated with joint venture acquisitions made in the latter half of the prior year.

ERP Software Implementation Impact on North America Financial Results

On February 1, 2007 the Company implemented its global ERP software system in the United States and experienced a slowdown in customer order processing and product shipments in the region as a result. The Company estimates that its reported sales for North America were adversely affected by approximately $9.5 million in the quarter due to customer order cancellations and retail inventory shortages in its company-operated retail stores due to the slowdown in product shipments, resulting in an adverse effect on gross profit margin during the quarter of approximately $3.7 million.  In addition, the Company recorded a charge of $0.5 million for customer penalties due to these product shipment issues. The Company also believes that customers withheld more than $4.0 million in product orders during the quarter because of issues surrounding product shipments in the United States. Subsequent to quarter end the Company’s operations in the United States returned to near normal levels of customer order processing and product shipments.

Results of Operations

For purposes of this management’s discussion and analysis of operations, the Company analyzes net sales and operations as follows: (i) ”Europe” operations, which include European sales, manufacturing and distribution, wholesale and retail operations; (ii) ”North America” operations, which include U.S. Wholesale, U.S. Retail and Canada operations and the operations of Lambertson Truex, which was acquired in fiscal 2007; (iii) ”Latin America,” which includes operations in Mexico, Brazil, Argentina and Uruguay; (iv) ”Asia” operations, which include the sales, manufacturing and distribution operations in India, Hong Kong, China, Singapore, South Korea, Japan, Taiwan, Thailand, Malaysia and Australia; and (v) Other Operations, which includes certain licensing activities and Corporate headquarter expenses.

Three Months Ended April 30, 2007 (“fiscal 2008” or “current year”) Compared to Three Months Ended April 30, 2006 (“fiscal 2007” or “prior year”)

Sales. The following is a summary of the Company’s revenues by geographic area:

	Three months ended April 30,
	2007	2006
	(in millions)
Europe	$117.4	102.9
North America	75.9	85.3
Asia	54.8	39.2
Latin America	13.5	10.6
Other Operations	3.1	3.0

Total Revenue	$264.7	241.0

Consolidated net sales increased to $264.7 million in fiscal 2008 from $241.0 million in fiscal 2007, an increase of $23.7 million, or approximately 9.8%. Fiscal 2008 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. On a constant dollar basis, first quarter fiscal 2008 sales increased by $13.3 million, or 5.0%, compared to the first quarter of the prior year.

Sales from European operations increased to $117.4 million in fiscal 2008 from $102.9 million in fiscal 2007, an increase of $14.5 million, or 14.1%. Expressed in the local European functional currency (euros), fiscal 2008 sales increased by 4.0%, or the U.S. constant dollar equivalent of $4.1 million, compared to fiscal 2007. In terms of constant dollar equivalents, sales for the Samsonite®, Samsonite Black Label™ and American Tourister® brands increased by $2.5 million, $1.9 million and $1.1 million, respectively, in fiscal 2008 from fiscal 2007. Sales for the Timberland® brand, which was introduced in the second quarter of fiscal 2007, increased by $1.9 million, and the Lacoste® brand experienced a decline of $1.8 million in terms of constant dollar equivalents in fiscal 2008 from fiscal 2007 due to a supply issue with the Company’s contract manufacturer. The 4.0% increase in local currency sales is due primarily to price increases implemented in the prior year on wholesale product and an increase in sales from Company-operated stores in Europe due to the expansion in the number of stores compared to the prior year.

Sales from North America operations decreased to $75.9 million in fiscal 2008 from $85.3 million in fiscal 2007, a decrease of $9.4 million, or 11.0%. Included in fiscal 2008 North America sales are $1.9 million in sales from the Lambertson Truex joint venture, which was acquired in the second quarter of fiscal 2007. U.S. Wholesale sales for the first quarter decreased by $8.8 million, or 16.1%, from the prior year to $45.9 million, U.S. Retail sales decreased by $2.5 million, or 9.3%, to $24.3 million for the first quarter of fiscal 2008, and Canadian sales remained constant at $3.8 million. The decline in U.S. Wholesale and Retail sales compared to the prior year was due primarily to a slowdown in customer order and product shipment processing due to the implementation of the ERP system in the Company’s U.S. operations on February 1, 2007. U.S. Retail comparable store sales declined by 7.6% compared to the prior year. The Company believes the decline in comparable store sales is due primarily to a decline in store inventory stocking levels attributable to the slowdown in product shipments caused by the implementation of the ERP system in the Company’s U.S. operations on February 1, 2007. Subsequent to the end of the quarter, shipping levels in North America returned to more normal levels and store inventory stock levels improved. Comparable store sales is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year. Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $54.8 million in fiscal 2008 from $39.2 million in fiscal 2007, an increase of $15.6 million, or 39.8%. Sales in all countries in the Asian operations region increased during fiscal 2008 with the exception of Hong Kong and Taiwan, which declined by 12.3% and 8.7%, respectively. Sales in Hong Kong declined over the prior year due to the elimination of distributor sales to Australia and Thailand, which began reporting direct sales in July 2006 when they became directly owned and operated joint ventures of the Company. Fiscal 2008 sales were higher by $7.1 million as a result of the acquisition of joint ventures in Australia and Thailand completed in the second quarter of fiscal 2007. The largest increase was in China, where sales increased by $4.6 million, or 79.3%. The remaining increase in Asia sales was primarily driven by increased economic activity in the region and the expansion of Company-operated retail store operations in the region.

Sales from Latin American operations increased to $13.5 million in fiscal 2008 from $10.6 million in fiscal 2007, an increase of $2.9 million, or 27.4%, due primarily to a 78% increase in sales of American Tourister products and an increase in sales of backpacks.

Sales from license revenue increased to $3.1 million in fiscal 2008 from $3.0 million in fiscal 2007, an increase of $0.1 million.

Gross profit. The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in selling, general and administrative expenses: warehousing, order entry, billing, credit, freight-out, warranty, company-operated retail store operating costs, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold.  The Company had combined warehousing and freight-out expenses of $17.7 million and $15.7 million during fiscal 2008 and 2007, respectively.

Consolidated gross margin in the first quarter increased by 2.0 percentage points to 53.1% in fiscal 2008 from 51.1% in fiscal 2007, due primarily to an increase in gross margins in the European operations.

Gross margins for European operations increased 3.5 percentage points to 53.7% in the first quarter of fiscal 2008 from 50.2% in the prior year due to price increases implemented in the third quarter of fiscal 2007 and a change in sales mix towards higher margin products.

Gross margin percentage for North American operations declined 2.0 percentage points to 42.6% in the first quarter of fiscal 2008 from 44.6% in the prior year. U.S. Wholesale gross margin percentage decreased to 30.7% in the current year from 35.4% in the prior year reflecting the lower sales and increased costs associated with the implementation of the ERP system in the first quarter of fiscal 2008. U.S. Retail gross profit margins increased compared to the prior year to 64.8% in fiscal 2008 from 63.0% in fiscal 2007 due primarily to price increases implemented during the first quarter of fiscal 2008 and increased sales of higher margin products.

Gross margins for Asian operations decreased 1.8 percentage points to 63.4% in the first quarter of fiscal 2008 from 65.2% in the prior year primarily due to the consolidation of the Australia joint venture which has a lower gross margin than the rest of the region and increased sales in India which also has lower gross margins.

Gross margins for Latin American operations decreased 0.5 percentage points to 52.8% in the first quarter of fiscal 2008 from 53.3% in the prior year primarily due to the high growth rate in sales of our lower margin American Tourister branded products.

Selling, general and administrative expenses (“SG&A”). Consolidated SG&A increased to $119.5 million in fiscal 2008 from $102.3 million in fiscal 2007, an increase of $17.2 million, or 16.8%. The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold. As a percent of sales, consolidated SG&A increased to 45.2% in fiscal 2008 from 42.5% in fiscal 2007. Consolidated advertising and promotional expenses decreased to $16.3 million (6.2% of sales) in fiscal 2008 from $17.7 million (7.3% of sales) in fiscal 2007.

SG&A for European operations increased to $44.1 million in fiscal 2008 compared to $38.0 million in fiscal 2007, an increase of $6.1 million compared to the prior year. On a constant dollar basis, European SG&A expense increased $2.9 million. This increase was due primarily to an increase in variable selling expense as a result of higher sales and increased expense related to the expansion of the European Company-operated retail store business.

SG&A for North American operations increased to $33.5 million in fiscal 2008 compared to $33.3 million in fiscal 2007, an increase of $0.2 million compared to the prior year. The increase in SG&A for North America was due to the net effect of a $1.3 million increase in SG&A associated with the Lambertson Truex joint venture that was acquired in fiscal 2007, and a decline in SG&A for U.S. Wholesale and Retail operations due to lower variable selling costs associated with lower sales volumes.

SG&A for Asia increased to $22.9 million in fiscal 2008 compared to $17.0 million in fiscal 2007, an increase of $5.9 million. The increase in Asian SG&A expense was primarily due to higher variable selling expenses associated with higher sales volumes and expanded Company-owned retail store operations.  As a percent of sales,

Asia’s SG&A declined to 41.9% in fiscal 2008 from 43.4% in fiscal 2007 due to the effect of increasing sales and only a portion of the SG&A costs being variable.

SG&A for Latin America increased to $5.2 million in fiscal 2008 compared to $4.3 million in fiscal 2007, an increase of $0.9 million due primarily to higher increased variable selling expenses because of higher sales levels.

Corporate SG&A expense increased to $13.8 million in fiscal 2008 compared to $9.7 million in fiscal 2007, an increase of $4.1 million primarily due to an increase in ERP system implementation costs and increased employee related costs due to the move of our corporate offices from Denver to Mansfield and the opening of our executive offices in London.

 Provision for Restructuring Operations and Asset Impairment Charge. During fiscal 2008, the Company recorded restructuring charges totaling $1.3 million in its U.S. operations relating to the planned closure of the Company’s Denver, Colorado facilities, consolidation of its corporate functions in its Mansfield, Massachusetts office and planned relocation of distribution functions to the southeast region of the U.S. The Company expects the consolidation and relocation to be completed by June 30, 2008. In connection with the consolidation and relocation, the Company expects to incur severance and retention costs of approximately $3.7 million relating to approximately 210 employees who will be affected by the relocation and consolidation.  The severance and retention costs are being accrued monthly over the expected period employees must remain employed in order to receive severance and retention benefits. The Company also expects that it will incur approximately $3.0 million of costs for new employee training, employee relocation and recruiting expenses and for moving inventory and distribution systems. These costs are being expensed as they are incurred.

The fiscal 2007 asset impairment charge relates to the restructuring of the Company’s Samorin, Slovakia operations and related sale of the manufacturing plant in Slovakia. In connection with that transaction, the Company recorded an asset impairment charge of $1.6 million in fiscal 2007 that relates to the writedown of real estate, machinery and equipment associated with the plant.

Interest expense and amortization of debt issue costs. Interest expense and amortization of debt issue costs in the first quarter of 2008 were $8.5 million, which is an increase of $1.5 million from the prior year level due primarily to higher debt levels as a result of borrowings under our new senior credit facility; we entered into the new senior credit facility in December 2006 in connection with the $175.0 million distribution to stockholders and the refinancing of our floating rate senior notes and our 8 7/8% senior subordinated notes.

Other Income (Expense) - Net. This item represents net expense of $1.9 million in the current year compared to net expense of $1.1 million in the prior year, an increase of $0.8 million in expense. This is primarily due to an increase in foreign currency transaction losses of $0.7 million compared to fiscal 2007 and $0.4 million expensed in connection with the redemption of $19.1 million of floating rate senior notes effective February 1, 2007.

Income tax expense. Income tax expense increased to $8.7 million in fiscal 2008 from $6.0 million in fiscal 2007. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense resulted primarily from (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for operating losses in the U.S and certain other countries, (iii) state and local income taxes and (iv) a provision for uncertain tax positions.

Preferred stock dividends. This item represented the accrual of dividends on the Company’s 8% convertible preferred stock which was issued in the 2003 recapitalization of the Company. In connection with the fiscal 2007 distribution transaction, holders of more than 99% of the 8% convertible preferred stock converted their preferred shares into shares of common stock effective January 4, 2007. At the end of fiscal 2007, only eleven shares of the convertible preferred stock remained outstanding. As part of the distribution transaction, dividends on all of the outstanding convertible preferred stock were accelerated through June 15, 2007.  During the first quarter of fiscal 2008, the remaining eleven shares of convertible preferred stock were also converted into shares of common stock and there were no shares of convertible preferred stock outstanding as of April 30, 2007.

Net income (loss) to common stockholders. The net loss to common stockholders was $3.0 million in fiscal 2008 compared to net income to common shareholders of $1.0 million in fiscal 2007; the net loss per common share was less than $0.01 in fiscal year 2008 compared to net income per common share of $0.01 in fiscal year 2007. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal years 2008 and 2007 was 742,010,314 and 227,174,626, respectively. The Company had 742,032,974 shares of common stock outstanding as of April 30, 2007.

Liquidity and Capital Resources

At April 30, 2007, the Company had consolidated cash of $51.2 million and net working capital (accounts receivable plus inventory less accounts payable) of $172.8 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flows from operations and cash availability under its senior credit facility. During the three months ended April 30, 2007, the Company’s net cash used in operations was $1.7 million compared to cash provided by operations of $14.9 million during the three months ended April 30, 2006. The Company’s senior credit facility consists of a term loan arrangement with $450.0 million borrowed as of April 30, 2007 and an $80.0 million revolving credit facility.  The revolving credit facility consists of $50.0 million, which may be borrowed by the Company and Euro 22.7 million (equivalent to $31.0 million at April 30, 2007) which may be borrowed by the Company’s European subsidiary.  There was $25.5 million available under the Company’s revolving credit facility as of April 30, 2007, taking into account $6.5 million in outstanding letters of credit, which reduce borrowing ability.  The full amount of the European portion of the revolving credit facility was available as of April 30, 2007.  The senior credit agreement contains financial and other covenants that, among other things, limit the Company’s ability to engage in transactions with its affiliates, enter any additional debt outside of the senior credit facility, create new liens on any property, participate in certain mergers, consolidations, acquisitions, liquidations, asset sales, investments, or make distributions or cash dividend payments to its equity holders.  The Company was in compliance with such covenants as of April 30, 2007. During the first quarter of fiscal 2008, the Company’s cash flow from operations together with amounts available under its credit facilities were sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company incurred capital expenditures of $7.6 million during the three months ended April 30, 2007 compared to $4.4 million during the three months ended April 30, 2006. Capital expenditures in fiscal 2008 included $2.3 million related to the new ERP system and other information technology projects, retail expansion expenditures of $2.1 million, and various expenditures related to the manufacture of new products and facilities improvements of $3.2 million.

The Company’s results of operations and cash flows are particularly sensitive to any events that affect the travel industry such as terrorist attacks, armed conflicts anywhere in the world, epidemic threats, or any other event which reduces or restricts travel. Any event that would have the effect of depressing results of operations or cash flows could also restrict amounts the Company and its European subsidiary would have available to borrow under the senior credit facility.

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of April 30, 2007 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental, which did not change significantly during the quarter. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

The Company’s principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. From time to time, the Company enters into foreign exchange contracts in order to reduce its exposure in connection with certain foreign operations through the use of forward delivery commitments. No assurance can be given that the Company will be able to offset losses in sales and operating income from negative exchange rate fluctuations through foreign currency forward exchange contracts, options, or other instruments which may be available to reduce economic exposure to currency fluctuations. Geographic concentrations of credit risk with respect to trade receivables are not significant as a result of the diverse geographic areas covered by the Company’s operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and our significant accounting policies are summarized in Note 1 to the  consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

By their nature, all forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to the risk factors set forth in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007, Item 1A. Risk Factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company’s strategies to address market risks and the types of financial instruments entered into to reduce market risks have not changed from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Foreign Exchange Contracts

At April 30, 2007, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $77.8 million compared to approximately $93.9 million at January 31, 2007. Contracts outstanding at April 30, 2007 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on inventory purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income (loss) for the three months ended April 30, 2007 would be approximately $7.8 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

Interest Rates

At April 30, 2007, the Company had outstanding $466.9 million under its senior credit facility, consisting of a $448.9 million senior secured term loan and $18.0 million drawn under its senior secured revolving credit facility. Borrowings under the term loan and revolving credit facility accrue interest at rates adjusted periodically depending on the Company’s financial performance as measured each fiscal quarter and interest rate market conditions. At April 30, 2007, the interest rates on the term loan and revolving credit facility was 7.6%. During the three months ended April 30, 2007, the Company entered into a variable to fixed interest rate swap agreement with a notional amount of $225.0 million, a pay rate of 5.192% and a receive rate based on the three month LIBOR rate. The swap agreement dated February 1, 2007 has a five-year term. The rate the Company receives reprices every three months. The Company has designated this swap agreement as a cash flow hedge. Therefore, changes in the fair value of the agreement are reported in OCI and subsequently reclassified into earnings when the hedged item affects earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, management concluded that as of April 30, 2007 the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

During the three months ended April 30, 2007, the Company implemented a new ERP system in its United States operations which involved changes in internal controls inherent in the Company’s systems and other data processing controls. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to four lawsuits brought in connection with the August 31, 2005 sale by Samsonite SAS of the H-B site (see Note 4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 for a more detailed description of the H-B site sale, and see “Risk Factors” and Note 11 to the consolidated financial statements included elsewhere herein for a more detailed description of such lawsuits).   The Company believes that each of such lawsuits is without merit and intends to vigorously defend its position in each such matter; however, an unfavorable resolution of any of these matters could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

The Company recently received a complaint from its former Chief Marketing Officer alleging that her dismissal by the Company was a breach of contract and that she was unfairly dismissed by the Company in contravention of the U.K. Employment Act of 2002. The Company has conducted a review of the former employee’s allegations and believes that they are without merit. The Company intends to vigorously defend its position in this matter. In addition, the Company does not believe that the outcome of the matter will have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is also a party to various other legal proceedings and claims in the ordinary course of its business.  The Company believes that the outcome of these other matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are party to a number of lawsuits which have been brought in connection with the August 31, 2005 sale by of the Henin-Beaumont site by Samsonite Europe N.V. and its French subsidiary, Samsonite SAS.

Samsonite Europe N.V. and Samsonite SAS, which are wholly owned subsidiaries of the Company, are defendants in a lawsuit (the “H-B 1 Action”) filed in France in November 2006 related to the sale of the H-B site.  The HB Group and Energyplast are also defendants in the lawsuit. The plaintiff, Workers Council Energyplast (“Workers Council”), seeks to cancel the sale of the H-B site on the grounds that it was fraudulent, because it was allegedly designed to circumvent labor law rules regarding economic dismissals.  On March 13, 2007, the Tribunal de Grande Instance in Paris dismissed the claim on the procedural grounds of lack of standing of the Workers Council.  Counsel for the Workers

Council appealed the dismissal on April 11, 2007.  The appeal was heard by the Court of Appeal in Paris on June 7, 2007.  The Court of Appeal is expected to render its decision in July 2007.

On May 16, 2007 a lawsuit (the “H-B 2 Action”) was filed by the CGT (a French Union) against Samsonite SAS, seeking to cancel the contribution by Samsonite SAS of the H-B site into Energyplast (then Artois Plasturgie, a subsidiary of Samsonite SAS), the subsequent sale of the shares of Energyplast, and the related agreements, on the same grounds as the H-B 1 Action.  The action names as co-defendants Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers’ Pension Plan Board, Energyplast, the HB Group and SCP BTSG (the receiver appointed in the Energyplast bankruptcy), and is expected to be heard by the Tribunal de Grande Instance in Paris in June 2007.

In May 2007, Samsonite received a letter from the Conseil du Prud’ Hommes employment tribunal in Lens, France notifying us that a lawsuit (the “H-B 3 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers’ Pension Plan Board,  Energyplast, HB Group, CGEA IDF OUEST and SCP BTSG by six former executives of Energyplast in such tribunal.  The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 1.5 million (approximately $2.0 million). The tribunal is expected to hear the matter in October 2007.

Also in May 2007, Samsonite learned that another lawsuit (the “H-B 4 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund and Ontario Teachers’ Pension Plan Board by 170 non-management employees of Energyplast in the Prud’Hommes employment tribunal in Lens, France.  The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 14.9 million (approximately $20.0 million).

The Company believes that the appeal of the Court’s decision in the H-B 1 Action, as well as each of the H-B 2 Action, the H-B 3 Action and the H-B 4 Action, are without merit and intends to vigorously defend its position in each such matter; however, an unfavorable resolution of any of these matters could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

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

SAMSONITE CORPORATION
(Registrant)

	By:	/s/ RICHARD H. WILEY
		Name:	Richard H. Wiley
		Title:	Chief Financial Officer, Treasurer and Secretary

Date: June 14, 2007

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference from the Company’s Form 8-K, filed December 22, 2006).

3.2	Certificate of Ownership and Merger dated July 14, 1995 (Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 33-95642).

3.3	By-laws of the Company (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996).

4.1	Description of the Company’ common stock, par value $.01 per share (Incorporated by reference from the Company’s Registration Statement on Form 8-A filed June 14, 1994 under the Exchange Act).

4.2	Indenture dated June 9, 2004 for $205,000 8 7/8% Senior Subordinated Notes due 2011 (Incorporated by reference from the Registrant’s Form S-4 Registration Statement No. 333-118014).

4.3

Supplemental Indenture, dated December 6, 2006, to the Indenture dated June 9, 2004, between Samsonite Corporation and The Bank of New York Trust Company, N.A., as successor to the Bank of New York, as trustee (Incorporated by reference from the Company’s Form 8-K, filed December 6, 2006).

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