Form 10-Q
period 2007-07-31
SAMSONITE CORP/FL
filed 2007-09-14
CIK 914478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 742,512,974 shares of common stock, par value $0.01 per share, as of September 10, 2007.

FORM 10-Q

Important Notice:

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to the Company’s expectations or beliefs as to future events. These types of statements are “forward-looking” and are subject to uncertainties. See “Forward-Looking Statements” in Part I Item 2.

PART I—FINANCIAL INFORMATION

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

as of July 31, 2007 and January 31, 2007

(In thousands, except share and per share data)

	July 31, 2007	January 31, 2007
Assets
Current assets:
Cash and cash equivalents	$57,171	78,548
Trade receivables, net of allowances for doubtful accounts of $9,885 and $10,370	157,060	133,086
Other receivables	2,882	1,976
Inventories (Note 4)	184,262	165,767
Deferred income taxes (Note 11)	11,797	10,292
Assets held for sale	1,402	—
Prepaid expenses and other current assets	41,090	36,438
Total current assets	455,664	426,107
Property, plant and equipment, net (Note 5)	117,474	103,999
Intangible assets, less accumulated amortization of $13,741 and $12,970 (Note 6)	158,797	102,826
Other assets and long-term receivables	27,808	18,193
Total assets	$759,743	651,125
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Short-term debt (Note 7)	$10,770	12,096
Current installments of long-term obligations (Note 7)	9,301	25,512
Accounts payable	179,713	135,340
Accrued interest	4,115	4,278
Accrued compensation and employee benefits	30,605	27,854
Accrued income taxes	17,746	17,086
Other accrued liabilities	50,433	55,311
Total current liabilities	302,683	277,477
Long-term obligations, less current installments (Note 7)	532,574	464,307
Deferred income taxes (Note 11)	24,717	23,404
Other non-current liabilities	87,821	85,188
Total liabilities	947,795	850,376
Minority interests in consolidated subsidiaries	35,621	23,023
Stockholders’ equity (deficit):
Preferred stock ($0.01 par value; 2,000,000 shares authorized; 0 and 11 convertible shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively)	—	11
Common stock ($0.01 par value; 1,000,000,000 shares authorized; 742,430,474 and 742,006,783 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively)	7,424	7,420
Additional paid-in capital	572,580	570,182
Accumulated deficit	(752,675)	(742,711)
Accumulated other comprehensive loss	(51,002)	(57,176)
Total stockholders’ deficit	(223,673)	(222,274)
Commitments and contingencies (Notes 7, 10, 11, and 13)
Total liabilities and stockholders’ equity (deficit)	$759,743	651,125

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
for the three and six months ended July 31, 2007 and 2006

(In thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net sales	$292,864	257,506	557,559	498,482
Cost of goods sold	137,855	128,214	261,953	245,959
Gross profit	155,009	129,292	295,606	252,523
Selling, general and administrative expenses	137,506	113,359	257,018	215,686
Amortization of intangible assets (Note 6)	379	246	735	397
Asset impairment charge (Note 3)	—	—	—	1,623
Provision for restructuring operation (Note 3)	275	1,755	1,577	1,755
Operating income	16,849	13,932	36,276	33,062
Other income (expense):
Interest income	281	701	526	1,272
Interest expense and amortization of debt issue costs and premium	(11,190)	(7,197)	(19,720)	(14,273)
Other income (expense)—net (Note 9)	(2,059)	389	(3,970)	(690)
Income before income taxes, minority interests and cumulative effect of an accounting change	3,881	7,825	13,112	19,371
Income tax expense	(7,581)	(7,707)	(16,298)	(13,756)
Minority interests in earnings of subsidiaries	(3,310)	(2,191)	(6,778)	(4,187)
Net income (loss) before cumulative effect of an accounting change	(7,010)	(2,073)	(9,964)	1,428
Cumulative effect of an accounting change	—	—	—	1,391
Net income (loss)	(7,010)	(2,073)	(9,964)	2,819
Preferred stock dividends	—	(3,957)	—	(7,837)
Net income (loss) to common stockholders	$(7,010)	(6,030)	(9,964)	(5,018)
Weighted average common shares outstanding—basic and diluted	742,253	227,175	742,133	227,167
Net income (loss) per share per common share—basic and diluted:
Net income (loss) to common stockholders before cumulative effect of an accounting change	$(0.01)	(0.03)	(0.01)	(0.03)
Cumulative effect of an accounting change	—	—	—	0.01
Net income (loss) to common stockholders	$(0.01)	(0.03)	(0.01)	(0.02)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss) for the six months ended July 31, 2007

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance, January 31, 2007	$11	7,420	570,182	(742,711)	(57,176)
Net loss	—	—	—	(9,964)	—	(9,964)
Unrealized gain on cash flow hedges (net of income tax effect of $948)	—	—	—	—	2,924	2,924
Reclassification of net gain on cash flow hedges to net loss (net of income tax effect of $739)	—	—	—	—	(3,709)	(3,709)
Foreign currency translation adjustment	—	—	—	—	4,726	4,726
Defined benefit plans:
Net prior service cost	—	—	—	—	(12)	(12)
Net actuarial gain	—	—	—	—	2,245	2,245
Comprehensive income						(3,790)
Stock compensation expense	—	—	2,157	—	—
Issuance of common stock upon stock option exercise	—	4	230	—	—
Conversion of 11 shares of preferred stock to 26,191 shares of common stock	(11)	—	11	—	—
Balance, July 31, 2007	$—	7,424	572,580	(752,675)	(51,002)

See accompanying notes to consolidated financial statements

SAMSONITE CORPORATION AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
for the six months ended July 31, 2007 and 2006

(In thousands)

	Six Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income (loss) before cumulative effect of an accounting change	$(9,964)	1,428
Adjustments to reconcile net income (loss) before cumulative effect of an accounting change to net cash provided by operating activities:
Gain on disposition of assets held for sale and fixed assets, net	—	(2,713)
Depreciation and amortization of property, plant and equipment	10,775	9,965
Amortization and impairment of intangible assets	735	397
Amortization and write-off of debt issue costs and premium	537	1,195
Provision for doubtful accounts	464	599
Provision for restructuring operations	1,577	1,755
Asset impairment charge	—	1,623
Pension and other post retirement benefit plan expenses, net	2,186	3,625
Stock compensation expense	2,670	3,042
Changes in operating assets and liabilities:
Trade and other receivables	(21,831)	(8,061)
Inventories	(11,145)	(17,428)
Other current assets	(5,298)	(4,303)
Accounts payable and accrued liabilities	36,646	21,417
Contributions to defined benefit pension plan	(5,600)	—
Other—net	(186)	1,387
Net cash provided by operating activities	1,566	13,928
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(21,853)	(11,061)
Proceeds from sale of property and equipment and other assets	206	6,622
Acquisition of businesses, net of cash acquired	(49,803)	(7,158)
Other, net	(6)	(1,361)
Net cash used in investing activities	(71,456)	(12,958)
Cash flows provided by (used in) financing activities:
Payments of short-term debt—net	(1,915)	(409)
Borrowings on long-term obligations	76,992	1,032
Payments on long-term obligations	(30,526)	(11,067)
Exercise of employee stock options	234	—
Other, net	4,879	993
Net cash provided by (used in) financing activities	49,664	(9,451)
Effect of exchange rate changes on cash and cash equivalents	(1,151)	(1,039)
Net decrease in cash and cash equivalents	(21,377)	(9,520)
Cash and cash equivalents, beginning of period	78,548	85,448
Cash and cash equivalents, end of period	$57,171	75,928
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19,196	12,933
Cash paid during the period for income taxes	$15,357	10,601
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

B.   Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary for a fair presentation of the financial position as of July 31, 2007 and results of operations for the three and six month periods ended July 31, 2007 and 2006. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

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

At July 31, 2007, antidilutive common stock equivalents include options to purchase 71,713,265 shares of common stock, warrants to purchase 15,515,892 shares of common stock at an exercise price of $0.515 per share and warrants to purchase 1,061,012 shares of common stock at an exercise price of $10.17 per share. At July 31, 2006, antidilutive common stock equivalents include options to purchase 70,132,706 shares of common stock, warrants to purchase 15,515,892 shares of common stock at an exercise price of

$0.75 per share, warrants to purchase 828,356 shares of common stock at an exercise price of $13.02 per share, and preferred stock convertible into 480,520,514 common shares.

E.   Royalty Revenues

The Company licenses its brand names to certain unrelated third parties. Net sales include royalties earned of $2,871 and $3,711 for the three months ended July 31, 2007 and 2006, respectively, and $5,908 and $6,704 for the six months ended July 31, 2007 and 2006, respectively.

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

Net gains or losses on cash flow hedges are reclassified from other comprehensive income as the underlying hedged transactions occur. Net gains or losses on hedges of forecasted foreign currency transactions are reclassified to revenues or cost of sales depending on the type of transaction being hedged. At July 31, 2007, cash flow hedges for forecasted foreign currency transactions extend through June 2008. The estimated amount of net gains from interest rate and foreign currency hedges expected to be reclassified into earnings within the next twelve months is $936. The amount ultimately reclassified into earnings will be dependent on the effect of changes in interest rates and currency exchange rates as derivative agreements mature.

2.                 Acquisition by CVC Capital Partners

On July 5, 2007, the Company entered into an Agreement and Plan of Merger, dated as of July 5, 2007, among Cameron 1 S.a.r.l., a Luxembourg corporation (“Parent”) and an entity controlled by CVC Capital Partners (“CVC”), Cameron Acquisitions Corporation, a Delaware corporation (“Merger Sub”), and the Company (the “Merger Agreement”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent.

Under the terms of the Merger Agreement, each holder of common stock of the Company (the “Common Stock”), other than stockholders who validly perfect appraisal rights under Delaware law and other than the Company and its subsidiaries, Parent and Merger Sub, will be entitled to receive $1.49 per share in cash (without interest). Pursuant to the Merger Agreement, each outstanding option to purchase shares of Common Stock and each outstanding warrant for shares of Common Stock, whether or not vested or exercisable, will be canceled in exchange for a cash payment equal to the excess, if any, of $1.49 over the exercise price per share of that option or warrant, multiplied by the number of underlying shares.

The Merger is expected to close in October 2007 and is subject to customary closing conditions. On July 20, 2007, the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was granted for the Merger, and on August 17, 2007, the European Commission approved the Merger. CVC has received debt financing commitments from third-party financing sources and, accordingly, closing is not subject to the receipt of financing.

The Merger Agreement contains certain termination rights for Parent, Merger Sub and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $50 million. In addition, if the Company terminates the Merger Agreement because the Merger shall not have been consummated by Parent and Merger Sub notwithstanding the satisfaction of all closing conditions. Parent will be required to pay the Company a $50 million termination fee.

3.                 Asset Impairment and Provision for Restructuring Operations

On May 31, 2006, the Company announced that it would close the Company’s Denver, Colorado facilities, consolidate its corporate functions in its Mansfield, Massachusetts office and relocate its Denver distribution functions to the southeast region of the U.S. The Company expects the consolidation and relocation to be completed by approximately June 30, 2008. In connection with the consolidation and relocation, the Company expects to incur additional severance and retention costs of approximately $818 relating to the employees who will be affected by the relocation and consolidation. The severance and retention costs are being accrued monthly over the expected period employees must remain employed in order to receive severance and retention benefits. During the three and six months ended July 31, 2007, severance and retention benefits of $275 and $1,577, respectively, were accrued as a provision for restructuring operations.

During the three months ended April 30, 2006, the Company recorded an impairment charge of $1,623 in connection with the closure of its Samorin, Slovakia manufacturing plant, which was completed on June 30, 2006.

The following is a summary of restructuring accruals by segment for the six months ended July 31, 2007:

	Balance at January 31, 2007	Additions (Reversals)	Payments	Exchange Rate and Other	Balance at July 31, 2007
North America	$2,487	1,577	(1,815)	—	2,249
Europe	1,513	—	—	75	1,588
	$4,000	1,577	(1,815)	75	3,837

4.                 Inventories

Inventories consisted of the following:

	July 31, 2007	January 31, 2007
Raw Materials	$12,139	11,312
Work in Process	2,706	2,384
Finished Goods	169,417	152,071
	$184,262	165,767

5.                 Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	July 31, 2007	January 31, 2007
Land	$5,960	6,596
Buildings	61,362	58,870
Machinery, equipment and other	161,774	140,229
Computer software	25,016	23,587
	254,112	229,282
Less accumulated amortization and depreciation	(136,638)	(125,283)
	$117,474	103,999

6.                 Intangible Assets

Intangible assets consisted of the following:

	July 31, 2007			January 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangibles subject to amortization
Licenses	$8,131	(7,947)	184	8,131	(7,854)	277
Patents, trademarks and other	9,861	(4,711)	5,150	9,839	(4,135)	5,704
Leasehold rights	1,392	(1,083)	309	1,370	(981)	389
	19,384	(13,741)	5,643	19,340	(12,970)	6,370
Intangibles not subject to amortization
Tradenames			84,143			84,143
Goodwill			69,011			12,313
			153,154			96,456
Total			$158,797			$102,826

As described in Note 8, the Company acquired $8,615 and $40,034 of unallocated intangible assets associated with the acquisition of a majority interest in the Company’s Russian distributor and the acquisition of a majority interest in the former Traveller Group of companies, which distributed luggage, bags, backpacks, travel accessories and other related items in Chile under the Saxoline, Extreme, Chic and other trademarks, respectively. The allocation of these intangible assets is pending further valuation work on the assets related to the business combinations. Changes in the exchange rate between the U.S. dollar and other foreign currencies, primarily the euro, can affect the reported gross and net book value of the Company’s intangible assets. Amortization expense (not including impairment provisions) for intangible assets was $379 and $246 for the three months ended July 31, 2007 and 2006, respectively, and $735 and $397 for the six months ended July 31, 2007, respectively. Future amortization expense for the net carrying amount of intangible assets at July 31, 2007 is estimated to be $735 for the remainder of fiscal 2008, $1,367 in fiscal 2009, $558 in fiscal 2010, $440 in fiscal 2011, $295 in fiscal 2012 and $2,248 beyond fiscal 2012.

7.                 Debt

Debt consisted of the following:

	July 31, 2007	January 31, 2007
Senior credit facility(a)	$534,225	468,000
Floating rate senior notes(b)	—	19,120
8 7/8% senior subordinated notes	260	260
Other obligations(c)	17,581	13,907
Capital lease obligations	579	628
	552,645	501,915
Less short-term debt and current installments	(20,071)	(37,608)
	$532,574	464,307

(a)          Senior Credit Facility

The senior credit facility (the “Senior Credit Facility”) consists of a $505,000 senior secured term loan facility (“Term Loan Facility”) and an $80,000 senior secured revolving credit facility (“Revolving Credit Facility”), including a letter of credit sub-facility. The Term Loan Facility consists of a $450,000 loan borrowed by the Company in December 2006 and an incremental term loan of $55,000 borrowed in connection with the Joint Venture acquisitions that were completed during the quarter ended July 31, 2007 (see note 8). Both term loans expire on December 20, 2013. In certain circumstances, the Company may elect to request an additional term loan commitment under the Senior Credit Facility of up to $145,000. The Term Loan Facility requires principal repayments in the amount of $1,263 on March 31, June 30, September 30 and December 31 of each year with such payments ending on September 30, 2013, and $471,187 due on December 20, 2013.

The Company entered into a variable to fixed interest rate swap agreement effective March 21, 2007 with a notional amount of $225,000, a pay rate of 5.192% and a receive rate based on the three month LIBOR rate. The swap agreement has a five-year term and can be canceled at any time for the then fair market value. The rate the Company receives reprices every three months.

The Revolving Credit Facility consists of a portion which may be borrowed by the Company in U.S. dollars, euros or sterling totaling the U.S. dollar equivalent of $50,000 and a portion which may be borrowed by the Company’s European subsidiary in euros or sterling totaling the euro equivalent of €22,700 (equivalent to $31,056 on July 31, 2007). The Revolving Credit Facility expires on December 20, 2012. As of July 31, 2007, there was a total of $31,475 borrowed by the Company under the Revolving Credit Facility and $8,800 of letters of credit issued.

The Senior Credit Facility contains financial and other covenants that, among other things, limit the Company’s ability to engage in transactions with its affiliates, incur any additional debt outside of the Senior Credit Facility, create new liens on any property, make acquisitions, participate in certain mergers, consolidations, acquisitions, liquidations, asset sales, investments, or make distributions or cash dividend payments to its equity holders. The Company was in compliance with such covenants as of July 31, 2007.

(b)   Senior Notes

On February 1, 2007 the Company retired the $19,120 of Floating Rate Senior Notes that were outstanding at January 30, 2007 and paid premiums of $381 in connection with the transaction.

(c)   Other Obligations

As of July 31, 2007, other obligations consist of various notes payable to banks by foreign subsidiaries. The obligations bear interest at varying rates and mature through 2008.

8.                 Joint Venture Acquisitions

The Company acquired majority interests in two new joint ventures during the second quarter of fiscal 2008: Samsonite CES Holding B.V. (“CES”) and NewTraveller S.A. (“NT”).

On March 27, 2007, the Company acquired a 60% interest in CES. Subsequently, Samsonite OOO, which is a wholly owned subsidiary of CES, acquired the assets and liabilities of the Company’s former distributor in Russia. Samsonite OOO commenced business operations on April 2, 2007. The purchase price for the acquisition of the Company’s interest in CES was not paid until June 28, 2007 because certain conditions were not satisfied until such date. The Company accounted for the purchase as a business combination. The purchase price, including costs of the acquisition, has been allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the allocation of approximately $8,615 to goodwill.

On July 26, 2007, the Company acquired an 85% interest in NT, a newly formed joint venture which holds substantially all of the assets and liabilities of the former Traveller Group of companies, which distributed luggage, bags, backpacks, travel accessories and other related items in Chile under the Saxoline, Extreme, Chic and other trademarks. The Company accounted for the purchase as a business combination. The Company is performing an assessment of the identifiable intangible assets acquired and the opening balance sheet. Pending completion of that assessment, the purchase price has been preliminarily allocated to the Company’s proportionate share of assets acquired and liabilities assumed and resulted in the preliminary allocation of approximately $40,034 to intangible assets.

The Company and the minority interest shareholders in CES and NT have entered into agreements governing the operation of the joint ventures. These agreements include certain requirements for the Company to buy a portion or all of the minority interest at future dates. The value of conditional purchase requirements is currently de minimus and the value of unconditional purchase requirements is not significant and is classified as a long-term liability.

9.                 Other Income (Expense)—Net

Other income (expense)—net consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net loss from foreign currency forward delivery contracts	$(261)	(28)	(318)	(28)
Gain on disposition of fixed assets, net(a)	—	2,766	18	2,713
Foreign currency transaction gains (losses), net	(702)	108	(1,093)	438
Pension expense(b)	(629)	(1,018)	(1,259)	(2,036)
Premium on bond redemption and write-off of deferred financing costs(c)	—	(596)	(381)	(596)
Other, net	(467)	(843)	(937)	(1,181)
	$(2,059)	389	(3,970)	(690)

(a)           The Company sold its facility in Stratford, Canada and leased back part of the facility. The sale was completed in the second quarter of fiscal 2007 for a net sales price of approximately $6,300. A gain on the sale of $2,776 was recorded to the extent the gain exceeded the present value of future rent payments due on the leaseback of part of the facility.

(b)          Pension expense included in other income (expense)—net relates to the actuarial determined pension expense associated with the pension plans of two companies unrelated to the Company’s operations whose pension obligations were assumed by the Company as a result of a 1993 agreement with the Pension Benefit Guaranty Corporation. The plans were part of a controlled group of corporations of which the Company was a part prior to 1993.

(c)           On February 1, 2007 the Company retired the $19,120 of Floating Rate Senior Notes that were outstanding at January 30, 2007 and paid premiums of $381 in connection with the transaction. During the three months ended July 31, 2006, the Company repurchased and retired $9,955 of its 8 7/8% senior subordinated notes. In connection with this retirement, a total of $596 of bond redemption premiums and write-off of deferred financing costs was incurred.

10.          Pension and Other Employee Benefits

The components of net periodic benefit cost related to U.S. pension and postretirement costs include the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended July 31,
	2007	2006	2007	2006
Service cost	$395	406	107	133
Interest cost	3,137	3,220	226	248
Expected return on plan assets	(3,447)	(3,345)	—	—
Amortization of prior service cost	61	65	(67)	(67)
Amortization of the net (gain) loss	1,192	1,197	(69)	(51)
Net periodic benefit cost	$1,338	1,543	197	263

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended July 31,
	2007	2006	2007	2006
Service cost	$790	811	214	266
Interest cost	6,274	6,441	453	497
Expected return on plan assets	(6,894)	(6,690)	—	—
Amortization of prior service cost	123	129	(135)	(135)
Amortization of the net (gain) loss	2,383	2,397	(138)	(101)
Net periodic benefit cost	$2,676	3,088	394	527

The Company expects to make $15,600 in contributions to its funded pension plans in fiscal 2008. The Company expects to make approximately $900 of benefit payments attributable to its unfunded postretirement pension plans in fiscal 2008.

11.          Income Taxes

As of February 1, 2007, the Company adopted Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board Statement No. 109 (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon effective settlement. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company made no change to reserves for uncertain tax positions. As of July 31, 2007, the Company had approximately $29,200 of total gross unrecognized tax benefits. Because of valuation allowances provided for certain deferred tax assets related to net operating losses, recognition of approximately $25,000 of the total gross unrecognized tax benefits may not favorably affect the effective tax rate in future periods. It is reasonably possible that a number of uncertainties could be resolved and result in the recognition of tax benefits within the next 12 months; however, the resolution of these matters over the next twelve months is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of July 31, 2007, the Company had $300 of accrued interest and penalties. The Company paid income taxes, net of refunds received, during the three months ended July 31, 2007 and 2006, of $12,212 and $8,439, respectively, and during the six months ended July 31, 2007 and 2006 of $15,357, and $10,601, respectively.

12.          Segment Information

The Company’s operations consist of the design, manufacture and distribution of luggage, business and computer cases, outdoor casual bags, and travel-related products and licensing of the Company’s brand names. Management of the business and evaluation of operating results is organized primarily along geographic lines dividing responsibility for the Company’s operations as follows: (i) “Europe”, which includes operations in Western and Eastern European countries; (ii) “North America”, which includes operations in the United States and Canada; (iii) “Latin America”, which includes operations in Mexico, Brazil, Argentina, Chile and Uruguay; (iv) “Asia”, which includes operations in India, China, Singapore, South Korea, Taiwan, Malaysia, Japan, Hong Kong, Thailand and Australia; and (v) “Other” which primarily includes certain licensing activities from luggage and non-luggage brand names owned by the Company and Corporate headquarters overhead.

The Company evaluates the performance of its segments based on operating income of the respective business units. Intersegment sales prices are market based.

Segment information for the three months ended July 31, 2007 and 2006 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other(b)	Eliminations	Totals
2007
Revenues from external customers	$120,355	97,799	13,863	58,067	2,780	—	292,864
Intersegment revenues	$1,494	291	24	7,339	—	(9,148)	—
Operating income (loss)(a)	$17,467	4,651	1,736	11,656	(18,368)	(293)	16,849
Total assets	$294,337	130,855	93,676	123,538	321,920	(204,583)	759,743
2006
Revenues from external customers	$107,106	92,615	12,126	42,035	3,624	—	257,506
Intersegment revenues	$1,076	107	—	5,993	—	(7,176)	—
Operating income (loss)(a)	$12,574	5,433	2,061	8,096	(13,891)	(341)	13,932
Total assets	$270,494	103,251	33,971	89,575	277,814	(159,398)	615,707

Segment information for the six months ended July 31, 2007 and 2006 is as follows:

	Europe	North America	Latin America	Asia	Corporate and Other(b)	Eliminations	Totals
2007
Revenues from external customers	$237,745	173,748	27,359	112,890	5,817	—	557,559
Intersegment revenues	$3,188	342	54	12,630	—	(16,214)	—
Operating income (loss)(a)	$36,320	2,999	3,612	23,464	(30,010)	(109)	36,276
Total assets	$294,337	130,855	93,676	123,538	321,920	(204,583)	759,743
2006
Revenues from external customers	$210,004	177,928	22,740	81,273	6,537	—	498,482
Intersegment revenues	$2,241	169	—	12,033	—	(14,443)	—
Operating income (loss)(a)	$24,470	10,190	3,445	16,643	(20,797)	(889)	33,062
Total assets	$270,494	103,251	33,971	89,575	277,814	(159,398)	615,707

(a)           Operating income (loss) represents net sales less operating expenses. In computing operating income (loss) none of the following items have been added or deducted: interest income, interest expense, other income (expense)—net, income taxes and minority interest.

(b)          Includes general corporate expenses.

13.          Litigation, Commitments and Contingencies

Henin-Beaumont Litigation

Samsonite Europe N.V. and Samsonite SAS are defendants in a lawsuit (the “H-B 1 Action”) filed in France in November 2006 related to the sale of the Henin-Beaumont, France facility (the “H-B site”). See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 for a description of the H-B site sale. The plaintiff, Workers Council Energyplast (“Workers Council”), seeks to overturn the sale of the H-B site and the related transfer of the Company’s liability and responsibility for employee pension and social costs for the 202 former employees at the H-B site. On March 13, 2007, the Tribunal de Grande Instance in Paris dismissed the claim on procedural grounds. Counsel for the Workers Council appealed the dismissal on April 11, 2007. The appeal was heard by the Court of Appeal in Paris on June 7, 2007. The Court of Appeal rendered its decision on July 5, 2007, deciding that the claim of the Workers Council was without merit. On September 10, 2007 we received notice that the plaintiff has filed an appeal with the Supreme Court in France.

On May 16, 2007 a lawsuit (the “H-B 2 Action”) was filed by the CGT (a French Union) against Samsonite SAS, seeking to cancel the contribution by Samsonite SAS of the H-B site into Energyplast (then Artois Plasturgie, a subsidiary of Samsonite SAS), the subsequent sale of the shares of Energyplast, and the related agreements. The action names as co-defendants Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers, Energyplast and SCP BTSG (the receiver appointed in the Energyplast bankruptcy), and is expected to be heard by the Tribunal de Grande Instance in Paris in September 2007.

In May 2007, Samsonite received a letter from the Conseil du Prud’ Hommes employment tribunal in Lens, France notifying us that a lawsuit (the “H-B 3 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers’ Pension Plan Board, Energyplast, HB Group, CGEA IDF OUEST and SCP BTSG by six former executives of Energyplast in such tribunal. The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 1,750 (approximately $2,400). The tribunal is expected to hear the matter in October 2007.

Also in May 2007, Samsonite learned that another lawsuit (the “H-B 4 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund and Ontario Teachers’ Pension Plan Board by 170 non-management employees of Energyplast in the Prud’Hommes employment tribunal in Lens, France. The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 16,500 (approximately $22,600). The tribunal is expected to hear the matter in October 2007.

The Company believes that the H-B 1 Action, the H-B 2 Action, the H-B 3 Action and the H-B 4 Action are without merit and intends to vigorously defend its position in each such matter; however, an unfavorable resolution of any of these matters could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

Employment Matter Litigation

In April 2007, the Company received a complaint from its former Chief Marketing Officer alleging that her dismissal by the Company was a breach of contract and that she was unfairly dismissed by the Company in contravention of the U.K. Employment Act of 2002. More specifically, in correspondence with the Company and during a grievance meeting held on May 11, 2007, she also alleged that she had suffered detriment in connection with her having made one or more “protected disclosures” (whistleblowing) to the

Company and that her dismissal was in contravention of Section 43 of the U.K. Employment Rights Act 1996 and therefore automatically unfair, and that she had been discriminated on grounds of her sex by the Company in contravention of the U.K. Sex Discrimination Act of 1975. The Company has conducted a review of the allegations, including an investigation by the Company with the assistance of independent counsel and a separate investigation by independent auditors, both of which reported to a Special Committee of the Company’s Board of Directors that was chaired by the Non-Executive Chairman of the Board. Based on such review, the Company believes that the allegations are without merit and the Company intends to vigorously defend its position in this matter. In addition, the Company does not believe that the outcome of the matter will have a material adverse effect on its financial condition, results of operations or cash flows.

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

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors and events affecting results of operations and the financial condition of the Company for the three and six months ended July 31, 2007 and is intended to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 for significant events occurring in the first half of fiscal 2008. The discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as the Company’s Annual Report on Form 10-K and Form 10K/A for the year ended January 31, 2007.

The Company’s operations consist primarily of the design, manufacture and distribution of luggage, as well as business, computer, outdoor, casual bags and footwear and the operation of retail stores throughout the world. We sell our products under a number of brand names, primarily Samsonite Black Label™, Samsonite® , American Tourister® and Lambertson Truex® and licensed brand names including Lacoste® and Timberland®. The Company also licenses its brand names to other companies who primarily use them on travel-related and other products. The discussion is organized under the following headings: Executive Overview, Results of Operations, Liquidity and Capital Resources, Off-Balance Sheet Financing and Other Matters, and Critical Accounting Policies.

Executive Overview

Since approximately 43% of the Company’s reported U.S. dollar sales were derived from operations reported in euros, the increase in the average exchange rate of the euro to the dollar for the six months ended July 31, 2007 compared to the six months ended July 31, 2006 had a significant effect on the Company’s results of operations. Results of operations for fiscal 2008 were translated at an average euro exchange rate of $1.335 while fiscal 2007 results were translated at an average euro exchange rate of $1.233. As a result, while local sales denominated in euros increased by 4.6% (the constant U.S. dollar equivalent of $9.6 million), these euro denominated sales, when translated to U.S. dollars, increased by approximately $27.7 million, or 13.2%. The strengthening of the euro had the effect of increasing reported sales by approximately $18.1 million between fiscal 2007 and 2008. The stronger euro also resulted in increases in reported cost of sales and other operating expenses in fiscal 2008 compared to fiscal 2007. Certain of the most significant effects from the differences in exchange rates are noted in the analysis of Results of Operations and Liquidity and Capital Resources and are referred to as an “exchange rate difference.”

The Company’s consolidated revenues increased to $557.6 million for the six months ended July 31, 2007 from $498.5 million in the first half of the prior year, an increase of $59.1 million, or 11.9%. Without the effect of the exchange rate difference, sales increased by $41.0 million, or 8.2%. The increase in sales on a constant currency basis was due primarily to increased sales in Asia as a result of economic growth in the region, price increases, and acquisitions of joint ventures in Asia and the U.S. that were completed in the Company’s second quarter of fiscal 2007. The Company’s sales for North America declined in the first half of fiscal 2008 by $4.2 million due to slowed shipments in the first quarter of fiscal 2008 as a result of the Company’s implementation of its new global Enterprise Resource Planning (“ERP”) system in its U.S. operations on February 1, 2007 (See “ERP Software Implementation Impact on North America Financial Results”). This was partially off-set by increased sales in the U.S. market in the second quarter of fiscal 2008.

Operating income increased by $3.2 million to $36.3 million for the six months ended July 31, 2007 compared to $33.1 million for the six months ended July 31, 2006. Gross profit increased $43.1 million compared to the prior year period but was offset by higher selling, general and administrative (“SG&A”) expenses of $41.3 million. The increase in SG&A expense in the first half of fiscal 2008 was primarily due to increases in selling expenses associated with higher sales levels, an increase in the number of company owned stores, higher rent expense primarily associated with the Company’s newly opened Samsonite Black Label stores, increased SG&A expenses related to acquisitions completed in the second quarter of the prior year and an increase in costs associated with the implementation of the ERP system.

Acquisition by CVC

On July 5, 2007, the Company announced that that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with an entity controlled by CVC Capital Partners (“CVC”). Under the terms of the Merger Agreement, which was unanimously approved by the Company’s Board of Directors, upon the consummation of the merger, each holder of common stock of the Company will be entitled to receive $1.49 per share in cash. The merger is expected to close in October 2007. CVC has received debt financing commitments from third-party financing sources and, accordingly, closing is not subject to the receipt of financing. Upon closing of the merger, the Company will no longer be a SEC registrant.

ERP Software Implementation Impact on North America Financial Results

On February 1, 2007 the Company implemented its global ERP software system in the United States and experienced a slowdown in customer order processing and product shipments in the region as a result of certain post implementation integration and user training issues. The Company estimates that its reported sales for North America were adversely affected by approximately $9.5 million in the first quarter due to customer order cancellations and retail inventory shortages in its company-operated retail stores due to the slowdown in product shipments, resulting in an adverse effect on gross profit margin during the quarter of approximately $3.7 million. In addition, the Company recorded a charge of $0.5 million for customer penalties due to these product shipment issues. The Company also believes that customers withheld more than $4.0 million in product orders during the quarter because of issues surrounding product shipments in the United States. During the second quarter of fiscal 2008 the Company’s operations in the United States returned to near normal levels of customer order processing and product shipments.

Results of Operations

For purposes of this management’s discussion and analysis of operations, the Company analyzes net sales and operations as follows: (i) “Europe” operations, which include European sales, manufacturing and distribution, wholesale and retail operations; (ii) “North America” operations, which include U.S. Wholesale, U.S. Retail and Canada operations and the operations of Lambertson Truex, which was acquired in fiscal 2007; (iii) “Latin America,” which includes operations in Mexico, Brazil, Argentina, Chile and Uruguay; (iv) “Asia” operations, which include the sales, manufacturing and distribution operations in India, Hong Kong, China, Singapore, South Korea, Japan, Taiwan, Thailand, Malaysia and Australia; and (v) Other Operations, which includes certain licensing activities and Corporate headquarter expenses.

Three Months Ended July 31, 2007 (“second quarter of fiscal 2008” or “current year”) Compared to Three Months Ended July 31, 2006 (“second quarter of fiscal 2007” or “prior year”)

Sales.   The following is a summary of the Company’s revenues by geographic area:

	Three months ended July 31,
	2007	2006
	(in millions)
Europe	$120.4	107.1
North America	97.8	92.6
Asia	58.1	42.0
Latin America	13.9	12.1
Other Operations	2.7	3.7
Total Revenue	$292.9	257.5

Consolidated net sales increased to $292.9 million in fiscal 2008 from $257.5 million in fiscal 2007, an increase of $35.4 million, or approximately 13.7%. Fiscal 2008 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. On a constant dollar basis, second quarter fiscal 2008 sales increased by $27.7 million, or 10.8%, compared to the second quarter of the prior year.

Sales from European operations increased to $120.4 million in fiscal 2008 from $107.1 million in fiscal 2007, an increase of $13.3 million, or 12.4%. Expressed in the local European functional currency (euros), fiscal 2008 sales increased by 5.2%, or the U.S. constant dollar equivalent of $5.5 million, compared to fiscal 2007. In terms of constant dollar equivalents, sales for the Samsonite®, Samsonite Black Label™, American Tourister® and and Lacoste® brands increased by $3.2 million, $1.1 million, $0.6 million and $1.1 million, respectively, in fiscal 2008 from fiscal 2007. Sales for the Timberland® brand, which was introduced in the second quarter of fiscal 2007, increased by $2.1 million. These increases were partially offset by decreases in certain other brands. The 5.2% increase in local currency sales is due primarily to price increases implemented in the prior year on wholesale product and an increase in sales from Company-operated stores in Europe due to the expansion in the number of stores compared to the prior year.

Sales from North America operations increased to $97.8 million in fiscal 2008 from $92.6 million in fiscal 2007, an increase of $5.2 million, or 5.6%. Included in fiscal 2008 North America sales are $0.7 million in sales from the Lambertson Truex joint venture, which was acquired at the end of the second quarter of fiscal 2007 and had no impact on results in the second quarter of fiscal 2007. U.S. Wholesale sales for the second quarter increased by $5.5 million, or 9.6%, from the prior year to $62.5 million, U.S. Retail sales decreased by $1.5 million, or 4.9%, to $29.0 million for the second quarter of fiscal 2008, and Canadian sales increased to $5.2 million in the second quarter of fiscal 2008 from $4.8 million for the second quarter of fiscal 2007. The increase in U.S. Wholesale sales compared to the prior year was due to sales to new customers and new business with existing customers. U.S. Retail comparable store sales declined by 3.6% compared to the prior year. The Company believes that the decrease in comparable store sales was partially a result of a decrease in store in-stock percentage, which is attributable to issues that we have been having with our new ERP system, which was implemented in the U.S. in February 2007. These issues are being addressed and we have seen improvement in our store in-stock percentage throughout the second quarter. Comparable store sales is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year. Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $58.1 million in fiscal 2008 from $42.0 million in fiscal 2007, an increase of $16.1 million, or 38.3%. Sales in all countries in the Asian operations region increased during fiscal 2008 with the exception of Hong Kong, which declined by 14.1%. Sales in Hong Kong declined over the prior year due to the elimination of distributor sales to Australia and Thailand, which began reporting direct sales in July 2006 when they became directly owned and operated joint ventures of the Company. The acquisition of the joint ventures in Australia and Thailand, which were completed in the second quarter of fiscal 2007, contributed to a $7.5 million increase in sales from the same quarter last fiscal year. The largest percentage increase in sales in the Company’s Asian operations was in China, where sales increased by $2.6 million, or 33.3%. The remaining increase in Asia sales was primarily driven by increased economic activity in the region and the expansion of Company-operated retail store operations in the region.

Sales from Latin American operations increased to $13.9 million in fiscal 2008 from $12.1 million in fiscal 2007, an increase of $1.8 million, or 14.9%, due primarily to a 70% increase in sales of American Tourister branded products and an increase in sales of backpacks.

Licensing revenue decreased to $2.9 million in fiscal 2008 from $3.7 million in fiscal 2007, a decrease of $0.8 million primarily due to one-time settlements reached with past licensees in the prior year.

Gross profit.   The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in selling, general and administrative expenses: warehousing, order entry, billing, credit, freight-out, warranty, company-operated retail store operating costs, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold. The Company had combined warehousing and freight-out expenses of $17.0 million and $18.1 million during fiscal 2008 and 2007, respectively.

Consolidated gross margin in the first quarter increased by 2.7 percentage points to 52.9% in fiscal 2008 from 50.2% in fiscal 2007, due primarily to an increase in gross margins in the European operations.

Gross margins for European operations increased 3.7 percentage points to 53.5% in the second quarter of fiscal 2008 from 49.8% in the prior year due to price increases implemented in the third quarter of fiscal 2007 and a change in sales mix towards higher margin products.

Gross margin percentage for North American operations increased slightly to 43.3% in the second quarter of fiscal 2008 from 43.2% in the prior year due primarily to increased sales of higher margin products and price increases implemented during the first quarter of fiscal 2008. U.S. Wholesale gross margin percentage increased to 33.3% in the current year from 32.2% in the prior year. U.S. Retail gross profit margins increased compared to the prior year to 64.9% in fiscal 2008 from 63.2% in fiscal 2007. These increases were partially offset by a decrease in the gross margin in Canada to 41.1% in fiscal 2008 from 44.9% in fiscal 2007.

Gross margins for Asian operations increased 3.5 percentage points to 65.7% in the second quarter of fiscal 2008 from 62.2% in the prior year primarily due to an increase in the percentage of retail sales versus wholesale sales during the quarter and as a result of reporting direct sales in Australia and Thailand in fiscal 2008, whereas sales in those countries were made via a distributor in the prior year.

Gross margins for Latin American operations decreased 0.6 percentage points to 53.8% in the second quarter of fiscal 2008 from 54.4% in the prior year primarily due to the high growth rate in sales of our lower margin American Tourister branded products.

Selling, general and administrative expenses (“SG&A”).   Consolidated SG&A increased to $137.5 million in fiscal 2008 from $113.4 million in fiscal 2007, an increase of $24.1 million, or 21.3%. The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold. As a percent of sales, consolidated SG&A increased to 47.0% in fiscal 2008 from 44.0% in fiscal 2007. Consolidated advertising and promotional expenses remained constant at $18.2 million (6.2% of sales) in fiscal 2008 from fiscal 2007 (7.1% of sales).

SG&A for European operations increased to $46.8 million in fiscal 2008 compared to $39.3 million in fiscal 2007, an increase of $7.5 million compared to the prior year. On a constant dollar basis, European SG&A expense increased $5.3 million. This increase was due primarily to an increase in variable selling expense as a result of higher sales and increased expense related to the expansion of the European Company-operated retail store business.

SG&A for North American operations increased to $37.7 million in fiscal 2008 compared to $34.3 million in fiscal 2007, an increase of $3.4 million compared to the prior year. The increase in SG&A for North America was primarily due to the net effect of a $2.0 million increase in SG&A associated with the Lambertson Truex joint venture that was acquired in fiscal 2007, and a $1.5 million increase in SG&A for U.S. Retail operations due to costs assocated with new store openings.

SG&A for Asia increased to $26.5 million in fiscal 2008 compared to $18.1 million in fiscal 2007, an increase of $8.4 million. The increase in Asian SG&A expense was primarily due to higher variable selling expenses associated with higher sales volumes and expanded Company-owned retail store operations. As a percent of sales, Asia’s SG&A increased to 45.7% in fiscal 2008 from 43.0% in fiscal 2007 due to the costs associated with opening additional retail stores not fully being off-set by additional revenue during the stores’ ramp-up period.

SG&A for Latin America increased to $5.6 million in fiscal 2008 compared to $4.5 million in fiscal 2007, an increase of $1.1 million due primarily to higher increased variable selling expenses because of higher sales levels and increased administrative expenses.

Corporate SG&A expense increased to $20.9 million in fiscal 2008 compared to $16.9 million in fiscal 2007, an increase of $4.0 million primarily due to an increase in ERP system implementation costs and increased employee related costs due to the move of our corporate offices from Denver to Mansfield and the opening of our executive offices in London. Included in corporate SG&A in fiscal 2008 and fiscal 2007, respectively, are $3.9 million and $4.9 million of deferred stock offering costs related to terminated secondary offerings which were commenced but not completed in both years and ERP system implementation expenses of $3.9 million and $2.4 million in fiscal 2008 and fiscal 2007, respectively.

Provision for Restructuring Operations and Asset Impairment Charge.   During fiscal 2008, the Company recorded restructuring charges totaling $0.3 million in its U.S. operations relating to the planned closure of the Company’s Denver, Colorado facilities, consolidation of its corporate functions in its Mansfield, Massachusetts office and planned relocation of distribution functions to the southeast region of the U.S. The Company completed the consolidation and relocation of administrative functions to Mansfield during the second quarter of fiscal 2008. The Company expects to complete the consolidation and relocation of its distribution functions in the second quarter of fiscal 2009. In connection with the consolidation and relocation of its distribution functions, the Company expects to incur additional severance and retention costs of approximately $0.8 million relating to the employees who will be affected by the relocation and consolidation. The severance and retention costs are being accrued monthly over the expected period employees must remain employed in order to receive severance and retention benefits.

Interest expense and amortization of debt issue costs.   Interest expense and amortization of debt issue costs in the second quarter of 2008 were $11.2 million, which is an increase of $4.0 million from the prior year level due primarily to higher debt levels as a result of borrowings under our new senior credit facility; we entered into the new senior credit facility in December 2006 in connection with the $175.0 million distribution to stockholders and the refinancing of our floating rate senior notes and our 8 7/8% senior subordinated notes.

Other Income (Expense)—Net.   This item represents net expense of $2.1 million in the current year compared to net income of $0.4 million in the prior year, an increase of $2.5 million in expense. This is due primarily to a gain on the sale of fixed assets of $2.8 million included in the prior year and increases in foreign currency transaction losses of $0.8 million and realized losses in connection with forwards contracts on foreign currency of $0.3 million compared to fiscal 2007.

Income tax expense.   Income tax expense decreased slightly to $7.6 million in fiscal 2008 from $7.7 million in fiscal 2007. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense resulted primarily from (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for operating losses in the U.S and certain other countries, (iii) state and local income taxes and (iv) a provision for uncertain tax positions.

Preferred stock dividends.   This item represented the accrual of dividends on the Company’s 8% convertible preferred stock which was issued in the 2003 recapitalization of the Company. In connection with the fiscal 2007 distribution transaction, holders of more than 99% of the 8% convertible preferred stock converted their preferred shares into shares of common stock effective January 4, 2007. At the end of fiscal 2007, only eleven shares of the convertible preferred stock remained outstanding. As part of the distribution transaction, dividends on all of the outstanding convertible preferred stock were accelerated through June 15, 2007. During the first quarter of fiscal 2008, the remaining eleven shares of convertible preferred stock were also converted into shares of common stock, and there were no shares of convertible preferred stock outstanding as of July 31, 2007.

Net income (loss) to common stockholders.   The net loss to common stockholders was $7.0 million in fiscal 2008 compared to a net loss to common shareholders of $6.0 million in fiscal 2007; the net loss per common share was $0.01 in fiscal year 2008 compared to net loss per common share of $0.03 in fiscal year 2007. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal years 2008 and 2007 was 742,252,512 and 227,174,626, respectively. The Company had 742,430,474 shares of common stock outstanding as of July 31, 2007.

Six Months Ended July 31, 2006 (“fiscal 2007” or “current year”) Compared to Six Months Ended July 31, 2005 (“fiscal 2006” or “prior year”)

Sales.   The following is a summary of the Company’s revenues by geographic area:

	Six months ended July 31,
	2007	2006
	(in millions)
Europe	$237.7	210.0
North America	173.7	177.9
Asia	112.9	81.3
Latin America	27.4	22.7
Other Operations	5.9	6.6
Total Revenue	$557.6	498.5

Consolidated net sales increased to $557.6 million in fiscal 2008 from $498.5 million in fiscal 2007, an increase of $59.1 million, or approximately 11.9%. Fiscal 2008 sales were favorably impacted by the increase in the value of the euro compared to the U.S. dollar. On a constant dollar basis, for the six months ended July 31, 2007, sales increased by $41.0 million, or 8.2%, compared to the same period last year.

Sales from European operations increased to $237.7 million in the first six months of fiscal 2008 from $210.0 million in that same period of fiscal 2007, an increase of $27.7 million, or 13.2%. Expressed in the local European functional currency (euros), fiscal 2008 sales increased by 4.6%, or the U.S. constant dollar equivalent of $9.6 million, compared to fiscal 2007. In terms of constant dollar equivalents, sales for the Samsonite®, Samsonite Black Label™ and American Tourister® brands increased by $4.9 million, $3.0 million and $1.6 million, respectively, in fiscal 2008 from fiscal 2007. Sales for the Timberland® brand, which was introduced in the second quarter of fiscal 2007, increased by $3.9 million. These increases were partially off-set by constant dollar equivalent decreases in the Lacoste® brand of $0.2 million in fiscal 2008 from fiscal 2007 due to a supply issue with the Company’s contract manufacturer in the first quarter as well as other decreases in certain other brands. The 4.6% increase in local currency sales is due primarily to price increases implemented in the prior year on wholesale product and an increase in sales from Company-operated stores in Europe due to the expansion in the number of stores compared to the prior year.

Sales from North America operations decreased to $173.7 million in the first six months of fiscal 2008 from $177.9 million in fiscal 2007, a decrease of $4.2 million, or 2.4%. Included in fiscal 2008 North America sales are $2.6 million in sales from the Lambertson Truex joint venture, which was acquired in the second quarter of fiscal 2007. U.S. Wholesale sales for the first six months decreased by $3.2 million, or 2.9%, from the prior year to $108.4 million, U.S. Retail sales decreased by $4.0 million, or 7.0%, to $53.0 million for the first six months of fiscal 2008, and Canadian sales increased to $9.0 million from $8.6 million in the prior year. The decline in U.S. Wholesale and Retail sales compared to the prior year was due primarily to a slowdown in customer order and product shipment processing due to the implementation of the ERP system in the Company’s U.S. operations on February 1, 2007. This was partially off-set by increased prices, sales to new customers and new business with existing customers. U.S. Retail comparable store sales declined by 5.5% compared to the prior year. The Company believes the decline in comparable store sales is partially due to a decline in store inventory stocking levels attributable to the slowdown in product shipments caused by the implementation of the ERP system in the Company’s U.S. operations on February 1, 2007. These issues are being addressed and we have seen improvement in our store in-stock percentage throughout the second quarter. Comparable store sales is calculated by dividing aggregate sales for stores open for each full month in the current year by aggregate sales for the same stores open for the corresponding full month in the prior year. Stores must be open for 13 months before they are included in the calculation. Relocated stores (within the same mall location) and remodeled stores are included in the computation of comparable store sales. When a store is closed, its sales are no longer included in the comparable store calculation.

Sales from Asian operations increased to $112.9 million in fiscal 2008 from $81.3 million in fiscal 2007, an increase of $31.6 million, or 38.9%. Sales in all countries in the Asian operations region increased during fiscal 2008 with the exception of Hong Kong, which declined by 13.2%. Sales in Hong Kong declined over the prior year due to the elimination of distributor sales to Australia and Thailand, which began reporting direct sales in July 2006 when they became directly owned and operated joint ventures of the Company. The acquisition of the joint ventures in Australia and Thailand, which were completed in the second quarter of fiscal 2007, contributed to a $14.6 million increase in sales from the same quarter last fiscal year. The largest percentage increase in sales in the Company’s Asian operations was in China, where sales increased by $7.2 million, or 53.2%. The remaining increase in Asia sales was primarily driven by increased economic activity in the region and the expansion of Company-operated retail store operations in the region.

Sales from Latin American operations increased to $27.4 million in the first six months of fiscal 2008 from $22.7 million in fiscal 2007, an increase of $4.7 million, or 20.7%, due primarily to a 74% increase in sales of American Tourister branded products and an increase in sales of backpacks.

Sales from license revenue decreased to $5.9 million in fiscal 2008 from $6.6 million in the first six months of fiscal 2007, a decrease of $0.7 million primarily due to one-time settlements reached with past licensees in the prior year.

Gross profit.   The Company includes the following types of costs in cost of goods sold: direct product purchase and manufacturing costs, duties, freight-in, receiving, inspection, internal transfer costs, and procurement and manufacturing overhead. The Company includes the following types of costs in selling, general and administrative expenses: warehousing, order entry, billing, credit, freight-out, warranty, company-operated retail store operating costs, salaries and benefits of administrative and sales personnel, rent, insurance, taxes, office supplies, professional fees, travel, communications, advertising, investor relations, public company expenses and other expenses of a general and administrative nature not directly related to the cost of acquiring or manufacturing its products. Other comparable companies may include warehousing, freight-out and other types of costs that the Company includes in SG&A in cost of goods sold. The Company had combined warehousing and freight-out expenses of $34.7 million and $32.6 million during fiscal 2008 and 2007, respectively.

Consolidated gross margin increased by 2.3 percentage points to 53.0% for the first six months of fiscal 2008 from 50.7% in fiscal 2007, due primarily to an increase in gross margins in the European operations.

Gross margins for European operations increased 3.6 percentage points to 53.6% in the first six months of fiscal 2008 from 50.0% in the prior year due to price increases implemented in the third quarter of fiscal 2007 and a change in sales mix towards higher margin products.

Gross margin percentage for North American operations declined 0.9 percentage points to 43.0% in the first six months of fiscal 2008 from 43.9% in the prior year. U.S. Wholesale gross margin percentage decreased to 32.2% in the current year from 33.8% in the prior year reflecting increased costs associated with the implementation of the ERP system in the first quarter of fiscal 2008 partially off-set by a favorable shift in product mix and price increases. U.S. Retail gross profit margins increased compared to the prior year to 64.8% in fiscal 2008 from 63.3% in fiscal 2007 due primarily to price increases implemented during the first quarter of fiscal 2008 and increased sales of higher margin products. The Canadian operations gross profit margin declined to 42.6% in fiscal 2008 from 45.8% in fiscal 2007.

Gross margins for Asian operations increased 0.9 percentage points to 64.6% in the first six months of fiscal 2008 from 63.7% in the prior year primarily due to an increase in the percentage of retail sales versus wholesale sales during the quarter and as a result of reporting direct sales in Australia and Thailand in fiscal 2008, whereas sales in these countries were made via a distributor in the prior year.

Gross margins for Latin American operations decreased 0.6 percentage points to 53.3% in the first six months of fiscal 2008 from 53.9% in the prior year primarily due to the high growth rate in sales of our lower margin American Tourister branded products.

Selling, general and administrative expenses (“SG&A”).   Consolidated SG&A increased to $257.0 million in the first six months of fiscal 2008 from $215.7 million in fiscal 2007, an increase of $41.3 million, or 19.1%. The Company includes warehousing and freight-out costs in selling, general and administrative costs, while comparable companies may include such costs in cost of goods sold. As a percent of sales, consolidated SG&A increased to 46.1% in fiscal 2008 from 43.3% in fiscal 2007. Consolidated advertising and promotional expenses decreased to $34.6 million (6.2% of sales) in fiscal 2008 from $35.9 million (7.2% of sales) in fiscal 2007.

SG&A for European operations increased to $90.9 million in the first six months of fiscal 2008 compared to $77.4 million in fiscal 2007, an increase of $13.5 million compared to the prior year. On a constant dollar basis, European SG&A expense increased $8.0 million. This increase was due primarily to an increase in variable selling expense as a result of higher sales and increased expense related to the expansion of the European Company-operated retail store business.

SG&A for North American operations increased to $71.2 million in the first six months of fiscal 2008 compared to $67.6 million in fiscal 2007, an increase of $3.6 million compared to the prior year. The increase in SG&A for North America was due to the net effect of a $3.2 million increase in SG&A associated with the Lambertson Truex joint venture that was acquired in fiscal 2007, a $1.0 million decline in SG&A for U.S. Wholesale and a $1.4 million increase in SG&A associated with U.S. Retail operations due to higher variable selling costs associated with higher sales volumes and increased rent expense do to the opening of new Company-owned stores.

SG&A for Asia increased to $49.5 million in the first six months of fiscal 2008 compared to $35.1 million in fiscal 2007, an increase of $14.4 million. The increase in Asian SG&A expense was primarily due to higher variable selling expenses associated with higher sales volumes and expanded Company-owned retail store operations. As a percent of sales, Asia’s SG&A increased to 43.8% in fiscal 2008 from 43.2% in fiscal 2007 due to the costs associated with opening additional retail stores not fully being off-set by additional revenue during the stores’ ramp-up period.

SG&A for Latin America increased to $10.9 million in the first six months of fiscal 2008 compared to $8.8 million in fiscal 2007, an increase of $2.1 million due primarily to higher increased variable selling expenses because of higher sales levels and increased administrative expenses.

Corporate SG&A expense increased to $34.5 million in the first six months of fiscal 2008 compared to $26.4 million in fiscal 2007, an increase of $8.1 million primarily due to an increase in ERP system implementation costs and increased employee related costs due to the move of our corporate offices from Denver to Mansfield and the opening of our executive offices in London. Included in corporate SG&A in fiscal 2008 and fiscal 2007, respectively, are $3.9 million and $4.9 million of deferred stock offering costs related to terminated secondary offerings which were commenced but not completed in both years, and ERP system implementation expenses of $7.3 million and $4.1 million in fiscal 2008 and fiscal 2007, respectively.

Provision for Restructuring Operations and Asset Impairment Charge.   During the first six months of fiscal 2008, the Company recorded restructuring charges totaling $0.6 million in its U.S. operations relating to the planned closure of the Company’s Denver, Colorado facilities, consolidation of its corporate functions in its Mansfield, Massachusetts office and planned relocation of distribution functions to the southeast region of the U.S. The Company completed the consolidation and relocation of administrative functions to Mansfield during the second quarter of fiscal 2008. The Company expects to complete the consolidation and relocation of its distribution functions in the second quarter of fiscal 2009. In connection with the consolidation and relocation of its distribution functions, the Company expects to incur additional severance and retention costs of approximately $0.8 million relating to the employees who will be affected by the relocation and consolidation. The severance and retention costs are being accrued monthly over the expected period employees must remain employed in order to receive severance and retention benefits.

The fiscal 2007 asset impairment charge relates to the restructuring of the Company’s Samorin, Slovakia operations and related sale of the manufacturing plant in Slovakia. In connection with that transaction, the Company recorded an asset impairment charge of $1.6 million in fiscal 2007 that relates to the writedown of real estate, machinery and equipment associated with the plant.

Interest expense and amortization of debt issue costs.   Interest expense and amortization of debt issue costs in the first six months of fiscal 2008 was $19.7 million, which is an increase of $5.4 million from the prior year level due primarily to higher debt levels as a result of borrowings under our new senior credit facility; we entered into the new senior credit facility in December 2006 in connection with the $175.0 million distribution to stockholders and the refinancing of our floating rate senior notes and our 8 7/8% senior subordinated notes.

Other Income (Expense)—Net.   This item represents net expense of $4.0 million in the first six months of the current fiscal year compared to net expense of $0.7 million in the prior year, an increase of $3.3 million in expense. This is primarily due to a gain on the sale of fixed assets of $2.8 million included in the prior year and an increase in foreign currency transaction losses of $1.5 million compared to fiscal 2007 and $0.3 million of realized losses in connection with forwards contracts on foreign currency.

Income tax expense.   Income tax expense increased to $16.3 million in the first six months of fiscal 2008 from $13.8 million in fiscal 2007. The relationship between the expected income tax expense computed by applying the U.S. statutory rate to the pretax income (loss) and recognized actual income tax expense resulted primarily from (i) foreign income tax expense provided on foreign earnings, (ii) the effect of providing no tax benefit for operating losses in the U.S and certain other countries, (iii) state and local income taxes and (iv) a provision for uncertain tax positions.

Preferred stock dividends.   This item represented the accrual of dividends on the Company’s 8% convertible preferred stock which was issued in the 2003 recapitalization of the Company. In connection with the fiscal 2007 distribution transaction, holders of more than 99% of the 8% convertible preferred stock converted their preferred shares into shares of common stock effective January 4, 2007. At the end of fiscal 2007, only eleven shares of the convertible preferred stock remained outstanding. As part of the distribution transaction, dividends on all of the outstanding convertible preferred stock were accelerated through June 15, 2007. During the first quarter of fiscal 2008, the remaining eleven shares of convertible preferred stock were also converted into shares of common stock and there were no shares of convertible preferred stock outstanding as of July 31, 2007.

Net income (loss) to common stockholders.   The net loss to common stockholders was $10.0 million in the first six months of fiscal 2008 compared to net loss to common shareholders of $5.0 million in fiscal 2007; the net loss per common share was $0.01 in fiscal year 2008 compared to net loss per common share of $0.02 in fiscal year 2007. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share in fiscal years 2008 and 2007 was 742,133,421 and 227,167,499, respectively. The Company had 742,430,474 shares of common stock outstanding as of July 31, 2007.

Liquidity and Capital Resources

At July 31, 2007, the Company had consolidated cash of $57.2 million and net working capital (accounts receivable plus inventory less accounts payable) of $161.6 million. The Company believes its cash and working capital levels are adequate to meet the operating requirements of the Company for at least the next twelve months.

The Company’s primary sources of liquidity are its cash flows from operations and cash availability under its senior credit facility. During the six months ended July 31, 2007, the Company’s net cash provided by operations was $1.6 million compared to $13.9 million during the six months ended July 31, 2006. The Company’s senior credit facility consists of a term loan arrangement of $505.0 million with $502.8 million outstanding as of July 31, 2007 and an $80.0 million revolving credit facility. The revolving credit facility consists of $50.0 million, which may be borrowed by the Company, and Euro 22.7 million (equivalent to $31.1 million at July 31, 2007) which may be borrowed by the Company’s European subsidiary. There was $19.2 million available under the Company’s revolving credit facility as of July 31, 2007, taking into account $8.8 million in outstanding letters of credit, which reduce borrowing ability. Additionally, there was the equivalent of $21.6 million available under the European portion of the revolving credit facility as of July 31, 2007. The senior credit agreement contains financial and other covenants that, among other things, limit the Company’s ability to engage in transactions with its affiliates, enter any additional debt outside of the senior credit facility, create new liens on any property, participate in certain mergers, consolidations, acquisitions, liquidations, asset sales, investments, or make distributions or cash dividend payments to its equity holders. The Company was in compliance with such covenants as of July 31, 2007. During the first six months of fiscal 2008, the Company’s cash flow from operations together with amounts available under its credit facilities were sufficient to fund current operations, scheduled payments of principal and interest on indebtedness, and capital expenditures.

The Company incurred capital expenditures of $21.9 million during the six months ended July 31, 2007 compared to $11.1 million during the six months ended July 31, 2006. Capital expenditures in fiscal 2008 included $4.6 million related to the new ERP system and other information technology projects, retail expansion expenditures of $8.5 million, and various expenditures related to the manufacture of new products and facilities improvements of $8.8 million.

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

Off-Balance Sheet Financing and Other Matters

The Company’s most significant off-balance sheet financing arrangements as of July 31, 2007 are non-cancelable operating lease agreements, primarily for retail floor space and warehouse rental, which did not change significantly during the quarter. The Company does not participate in any off-balance sheet arrangements involving unconsolidated subsidiaries that provide financing or potentially expose the Company to unrecorded financial obligations.

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

Foreign Exchange Contracts

At July 31, 2007, the Company and its European subsidiary had forward foreign exchange contracts outstanding having a total contract amount of approximately $132.4 million compared to approximately $93.9 million at January 31, 2007. Contracts outstanding at July 31, 2007 are primarily for the purpose of reducing the Company’s exposure to fluctuations in exchange rates on inventory purchased by European operations using U.S. dollars.

If there were a ten percent adverse change in foreign currency exchange rates relative to all outstanding forward exchange contracts, the loss in earnings from the amount included in other comprehensive income (loss) for the six months ended July 31, 2007 would be approximately $13.2 million, before the effect of income taxes. Any hypothetical loss in earnings would be offset by changes in the underlying value of translated earnings, to the extent such earnings or income is equal to the amount of currency exposed, or for product purchases by higher or lower cost of sales.

Interest Rates

At July 31, 2007, the Company had outstanding $534.2 million under its senior credit facility, consisting of a $502.8 million senior secured term loan and $31.4 million drawn under its senior secured revolving credit facility. Borrowings under the term loan and revolving credit facility accrue interest at rates adjusted periodically depending on the Company’s financial performance as measured each fiscal quarter and interest rate market conditions. At July 31, 2007, the interest rates on the term loan and revolving credit facility was 7.6%. On February 1, 2007 the Company entered into a variable to fixed interest rate swap agreement with a notional amount of $225.0 million, a pay rate of 5.192% and a receive rate based on the three month LIBOR rate. The swap agreement has a five-year term. The rate the Company receives reprices every three months. The Company has designated this swap agreement as a cash flow hedge. Therefore, changes in the fair value of the agreement are reported in OCI are subsequently reclassified into earnings when the hedge item affects earnings.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management is responsible for maintaining adequate internal controls over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, management concluded that as of July 31, 2007 the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

During the three months ended July 31, 2007, the Company continued implementation of its new ERP system in its United States operations which involved changes in internal controls inherent in the Company’s systems and other data processing controls. There were no other changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SAMSONITE CORPORATION

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

The Company is party to four lawsuits brought in connection with the August 31, 2005 sale by Samsonite SAS of the H-B site (see Note 4 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 for a more detailed description of the H-B site sale, and see “Risk Factors” and Note 13 to the consolidated financial statements included elsewhere herein for a more detailed description of such lawsuits).  The Company believes that each of such lawsuits is without merit and intends to vigorously defend its position in each such matter; however, an unfavorable resolution of any of these matters could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

The Company has received a complaint from its former Chief Marketing Officer alleging that her dismissal by the Company was a breach of contract and that she was unfairly dismissed by the Company in contravention of the U.K. Employment Act of 2002. See Note 13 to the consolidated financial statements included elsewhere herein for a more detailed description of the complaint. The Company believes the complaint is without merit and intends to vigorously defend its position in this matter. In addition, the Company does not believe that the outcome of this matter will have a material adverse effect on its financial condition, results of operations or cash flows.

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

Samsonite Europe N.V. and Samsonite SAS are defendants in a lawsuit (the “H-B 1 Action”) filed in France in November 2006 related to the sale of the Henin-Beaumont, France facility (the “H-B site”). See Note 4 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007 for a description of the H-B site sale. The plaintiff, Workers Council Energyplast (“Workers Council”), seeks to overturn the sale of the H-B site and the related transfer of the Company’s liability and responsibility for employee pension and social costs for the 202 former employees at the H-B site. On March 13, 2007, the Tribunal de Grande Instance in Paris dismissed the claim on procedural grounds. Counsel for the Workers Council appealed the dismissal on April 11, 2007. The appeal was heard by the Court of Appeal in Paris on June 7, 2007. The Court of Appeal rendered its decision on July 5, 2007, deciding that the claim of the Workers Council was without merit. On September 10, 2007 we received notice that the plaintiff has filed an appeal with the Supreme Court in France.

On May 16, 2007 a lawsuit (the “H-B 2 Action”) was filed by the CGT (a French Union) against Samsonite SAS, seeking to cancel the contribution by Samsonite SAS of the H-B site into Energyplast (then Artois Plasturgie, a subsidiary of Samsonite SAS), the subsequent sale of the shares of Energyplast, and the related agreements. The action names as co-defendants Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers, Energyplast and SCP BTSG (the receiver appointed in the Energyplast bankruptcy), and is expected to be heard by the Tribunal de Grande Instance in Paris in September 2007.

In May 2007, Samsonite received a letter from the Conseil du Prud’ Hommes employment tribunal in Lens, France notifying us that a lawsuit (the “H-B 3 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund, Ontario Teachers’ Pension Plan Board,  Energyplast, HB Group, CGEA IDF OUEST and SCP BTSG by six former executives of Energyplast in such tribunal. The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 1,750 (approximately $2,400). The tribunal is expected to hear the matter in October 2007.

Also in May 2007, Samsonite learned that another lawsuit (the “H-B 4 Action”) had been filed against Samsonite SAS, Samsonite Europe NV, Samsonite Corporation, Bain Capital, Ares Corporate Opportunities Fund and Ontario Teachers’ Pension Plan Board by 170 non-management employees of Energyplast in the Prud’Hommes employment tribunal in Lens, France. The plaintiffs in this action allege wrongful termination by Energyplast following the sale of the H-B site, and claim damages of approximately Euro 16,500 (approximately $22,600). The tribunal is expected to hear the matter in October 2007.

The Company believes that the H-B 1 Action, the H-B 2 Action, the H-B 3 Action and the H-B 4 Action are without merit and intends to vigorously defend its position in each such matter; however, an unfavorable resolution of any of these matters could have a material adverse effect on the Company’s financial position and results of operations, which the Company is unable to estimate at this time.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on July 11, 2007, the Company’s stockholders approved a proposal to re-elect the following Board members:

	Number of Shares
	For	Withheld
John M. Allan	668,680,085	1,478,205
Marcello Bottoli	668,593,091	1,565,199
Charles J. Philippin	668,650,587	1,507,703
Ferinando G. Quartieri	668,126,860	2,031,430
Antony P. Ressler	668,010,504	2,147,786
Lee Sienna	668,105,638	2,052,652
Donald L. Triggs	668,666,984	1,491,306
Richard T. Warner	668,680,285	1,478,005
Richard H. Wiley	668,166,770	1,991,520

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
Date: September 14, 2007

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
4.3

Supplemental Indenture, dated December 6, 2006, to the Indenture dated June 9, 2004, between Samsonite Corporation and The Bank of New York Trust Company, N.A., as successor to the Bank of New York, as trustee (Incorporated by reference from the Company’s Form 8-K, filed December 6, 2006)

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